Form 10-K
period 2022-12-31
CULLEN/FROST BANKERS, INC.
filed 2023-02-03
CIK 39263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:    December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc., was approximately $7.2 billion.
As of January 25, 2023, there were 64,360,313 shares of the registrant’s common stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders of Cullen/Frost Bankers, Inc. to be held on April 26, 2023 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
The Corporation
Cullen/Frost Bankers, Inc., a Texas business corporation incorporated in 1977, is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout numerous Texas markets. The terms “Cullen/Frost,” “the Corporation,” “we,” “us” and “our” mean Cullen/Frost Bankers, Inc. and its subsidiaries, when appropriate. We offer commercial and consumer banking services, as well as trust and investment management, insurance, brokerage, mutual funds, leasing, treasury management, capital markets advisory and item processing services. At December 31, 2022, Cullen/Frost had consolidated total assets of $52.9 billion and was one of the largest independent bank holding companies headquartered in the State of Texas.
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
We serve a wide variety of industries including, among others, energy, manufacturing, services, construction, retail, telecommunications, healthcare, military and transportation. Our customer base is similarly diverse. While our loan portfolio has a concentration of energy-related loans totaling approximately 5.4% of total loans at December 31, 2022, we are not dependent upon any single industry or customer.
Our operating objectives include expansion, diversification within our markets, growth of our fee-based income, and growth internally and through acquisitions of financial institutions, branches and financial services businesses. While we are currently focused on organic growth, we may seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. From time to time, we evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Our ability to engage in certain merger or acquisition transactions, whether or not any regulatory approval is required, will be dependent upon our bank regulators’ views at the time as to the capital levels, quality of management and our overall condition and their assessment of a variety of other factors. Certain merger or acquisition transactions, including those involving the acquisition of a depository institution or the assumption of the deposits of any depository institution, require formal approval from various bank regulatory authorities, which will be subject to a variety of factors and considerations.
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
Cullen/Frost’s executive offices are located at 111 W. Houston Street, San Antonio, Texas 78205, and its telephone number is (210) 220-4011.

Subsidiaries of Cullen/Frost
Frost Bank
Frost Bank, the principal operating subsidiary and sole banking subsidiary of Cullen/Frost, is a Texas-chartered bank primarily engaged in the business of commercial and consumer banking through approximately 170 financial centers across Texas in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Permian Basin, Rio Grande Valley and San Antonio regions. Frost Bank also operates approximately 1,729 automated-teller machines (“ATMs”) throughout the State of Texas, the majority of which are operated in connection with branding and licensing agreements with various retailers throughout the State of Texas. Frost Bank was originally chartered as a national banking association in 1899, but its origin can be traced to a mercantile partnership organized in 1868. At December 31, 2022, Frost Bank had consolidated total assets of $53.0 billion and total deposits of $44.4 billion and was one of the largest commercial banks headquartered in the State of Texas.
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
•Consumer Services. Frost Bank provides a full range of consumer banking services, including checking accounts, savings programs, ATMs, overdraft facilities, installment loans, first mortgage loans, home equity loans and lines of credit, drive-in and night deposit services, safe deposit facilities and brokerage services.
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
•Correspondent Banking. Frost Bank acts as correspondent for approximately 168 financial institutions, which are primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, fixed income security services, and securities custody and clearance services.
•Trust Services. Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2022, the estimated fair value of trust assets was $43.6 billion, including managed assets of $21.4 billion and custody assets of $22.2 billion.
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
All member banks of the Federal Reserve System, including Frost Bank, are required to hold stock in the Federal Reserve System's Reserve Banks in an amount equal to six percent of their capital stock and surplus (half paid to acquire the stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded. The annual dividend rate for larger member banks, including Frost Bank, is tied to 10-year U.S. Treasuries with the maximum dividend rate capped at six percent. The total amount of stock dividends that Frost Bank received from the Federal Reserve totaled $1.2 million in 2022, $532 thousand in 2021 and $313 thousand in 2020.
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
Dividends and Stock Repurchases
The principal source of Cullen/Frost’s liquidity is dividends from Frost Bank. The prior approval of the Federal Reserve Board is required if the total of all dividends declared by a state-chartered member bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of preferred stock. Federal law also prohibits a state-chartered, member bank from paying dividends that would be greater than the bank’s undivided profits. Frost Bank is also subject to limitations under Texas state law regarding the level of dividends that may be paid. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, Frost Bank could pay aggregate dividends of approximately $813.6 million to Cullen/Frost, without obtaining affirmative governmental approvals, at December 31, 2022. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.

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
In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.
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
In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting a new accounting standard related to the measurement of current expected credit losses (“CECL”) on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We elected to adopt the five-year transition option. Accordingly, CECL transitional amounts have been added back to CET1 totaling $46.2 million and $61.6 million at December 31, 2022 and 2021, respectively.
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
Cullen/Frost believes that, as of December 31, 2022, its bank subsidiary, Frost Bank, was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of Cullen/Frost and Frost Bank see the discussion under the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report.
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
In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. The increased assessment is expected to improve the likelihood that the DIF reserve ratio would reach the statutory minimum of 1.35% by the statutory deadline prescribed under the FDIC's amended restoration plan.
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
In May 2022, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency (“OCC”) issued a joint proposal that would, among other things (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions. We will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.
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
In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NYSE, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The final rule requires us to adopt a clawback policy within 60 days after such listing standard becomes effective.
Cybersecurity
In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations. In addition, in March 2022, the SEC proposed rules that would require disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance.
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
Under a final rule adopted by federal banking agencies in November 2021, banking organizations are required to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.
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
Human Capital Resources
At December 31, 2022, we employed 4,985 full-time equivalent employees. At that date, the average tenure of all of our full-time employees was approximately 9.9 years while the average tenure of our executive officers was approximately 31.3 years. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good.
Oversight of our corporate culture is an important element of our board of director’s oversight of risk because our people are critical to the success of our corporate strategy. Our board sets the “tone at the top,” and holds senior management accountable for embodying, maintaining, and communicating our culture to employees. In that regard, our culture is designed to promote our commitment to making people's lives better and to uphold that principle in everything we do. That commitment has been a central pillar in our approach to our employees, our planet and the communities we have proudly served for over 150 years. Our culture is designed to adhere to the timeless values of integrity, caring and excellence. In keeping with that culture, we expect our people to treat each other and our customers with the highest level of honesty and respect and go out of their way to do the right thing, and we strive to be a force for good in everyday life. We dedicate resources to promote a safe and inclusive workplace; attract, develop and retain talented, diverse employees; promote a culture of integrity, caring and excellence; and reward and recognize employees for both the results they deliver and, importantly, how they deliver them. We also seek to design careers that are fulfilling ones, with competitive compensation and benefits alongside a positive work-life balance. We also dedicate resources to fostering professional and personal growth with continuing education, on-the-job training and development programs. This devotion to our people has earned us a spot on Forbes magazine's Best Employers list in 2022.
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
We believe employing a diverse workforce enhances our ability to serve our customers and our communities. By promoting and fostering a workforce that we believe is reflective of our customers and communities, we seek to better understand the financial needs of our prospects and customers and provide them with relevant financial service products. Understanding and supporting our community has always been a priority to us. We have established a voluntary, employee-led and staffed team that is committed to touching and improving the lives of people that live and work in our community. Additionally, we provide employees the opportunity to use paid time off to perform community service activities in their choice of ways. In 2022, this amounted to approximately 14 thousand hours of community service performed by our employees. Our efforts are designed to enrich the lives of not only those that are in need but also the lives of our employees who participate in these meaningful and rewarding opportunities.
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
Information About Our Executive Officers
The names, ages as of December 31, 2022, recent business experience and positions or offices held by each of the executive officers of Cullen/Frost are as follows:

Name and Position Held	Age	Recent Business Experience

Phillip D. Green Chairman of the Board, Chief Executive Officer and Director	68	Officer of Frost Bank since 1980. Chairman of the Board and Chief Executive Officer since April 2016.
Patrick B. Frost Director of Cullen/Frost; Group Executive Vice President, Frost Wealth Advisors; President of Frost Bank and President of Frost Insurance	62	Officer of Frost Bank since 1985. Director of Cullen/Frost since May 1997. Group Executive Vice President, Frost Wealth Advisors since April 2016. President of Frost Bank since August 1993. President of Frost Insurance since October 2014.
Jerry Salinas Group Executive Vice President, Chief Financial Officer	64	Officer of Frost Bank since 1986. Group Executive Vice President, Chief Financial Officer since January 2015.
Annette Alonzo Group Executive Vice President, Chief Human Resources Officer	54	Officer of Frost Bank since 1993. Group Executive Vice President, Chief Human Resources Officer since April 2016.
Robert A. Berman Group Executive Vice President, Research and Strategy	60	Officer of Frost Bank since 1989. Group Executive Vice President, Research and Strategy of Frost Bank since May 2001.
Paul H. Bracher President of Cullen/Frost and Group Executive Vice President, Chief Banking Officer of Frost Bank	66	Officer of Frost Bank since 1982. Group Executive Vice President, Chief Banking Officer since January 2015. President of Cullen/Frost since April 2016.
Howard L. Kasanoff Group Executive Vice President, Chief Credit Officer	53	Officer of Frost Bank since June 1994. Group Executive Vice President, Chief Credit Officer since January 2023. Senior Executive Vice President, Director of Complex Risk from October 2017 to December 2022.
Coolidge E. Rhodes, Jr. Group Executive Vice President, General Counsel and Secretary	47	Officer of Frost Bank since September 2021. Group Executive Vice President, General Counsel since September 2021 and Secretary since October 2021. Prior to joining Frost, Mr. Rhodes was most recently managing director and chief compliance officer at New Fortress Energy Inc. Mr. Rhodes also previously worked as a lawyer in private practice and as associate general counsel for a publicly traded oilfield services company.
Carol Severyn Group Executive Vice President, Chief Risk Officer	58	Officer of Frost Bank since 1993. Executive Vice President and Auditor from January 2004 to January 2019. Group Executive Vice President, Chief Risk Officer since January 2019.
Jimmy Stead Group Executive Vice President, Chief Consumer Banking Officer	47	Officer of Frost Bank since 2001. Group Executive Vice President, Chief Consumer Banking Officer since January 2017.
Candace Wolfshohl Group Executive Vice President, Culture and People Development	62	Officer of Frost Bank since 1989. Group Executive Vice President, Culture and People Development since July 2015.
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
We make available, free of charge through our website, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Additionally, we have adopted and posted on our website a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. Our website also includes our corporate governance guidelines and the charters for our audit committee, our compensation and benefits committee, our risk committee, our corporate governance and nominating committee and our technology committee. The address for our website is http://www.frostbank.com. We will provide a printed copy of any of the aforementioned documents to any requesting shareholder.
ITEM 1A. RISK FACTORS
An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of our common stock and preferred stock could decline significantly, and you could lose all or part of your investment.
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
We May Be Adversely Impacted By The Transition From LIBOR As A Reference Rate
The United Kingdom’s Financial Conduct Authority and the administrator of LIBOR have announced that the publication of the most commonly used U.S. dollar London Interbank Offered Rate (“LIBOR”) settings will cease to be published or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be published as of December 31, 2021. Given consumer protection, litigation, and reputation risks, the bank regulatory agencies indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they would examine bank practices accordingly. The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace U.S. dollar LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (“SOFR”) for contracts governed by U.S. law that have no or ineffective fallbacks, and in December 2022, the Federal Reserve Board adopted related implementing rules. Although governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, no assurance can be provided that this aim will be achieved or that the use, level, and volatility of LIBOR or other interest rates or the value of LIBOR-based securities will not be adversely affected. As a result, and despite the enactment of the LIBOR Act, for the most commonly used LIBOR settings, the use or selection of a successor rate could expose us to risks associated with disputes and litigation with our customers and counterparties and other market participants in connection with implementing LIBOR fallback provisions.
We discontinued originating LIBOR-based loans effective December 31, 2021 and are now negotiating loans using our preferred replacement index, AMERIBOR, a benchmark developed by the American Financial Exchange, as well as SOFR and BSBY, a benchmark developed by Bloomberg Index Services.
As of December 31, 2022, approximately $1.4 billion of our outstanding loans, and, in addition, certain derivative contracts, borrowings and other financial instruments have attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. We are subject to litigation and reputational risks if we are unable to renegotiate and amend existing contracts with counterparties that are dependent on LIBOR, including contracts that do not have fallback language. The timing and manner in which each customer’s contract transitions to AMERIBOR, SOFR or BSBY will vary on a case-by-case basis. There continues to be substantial uncertainty as to the ultimate effects of the LIBOR transition. Since AMERIBOR, SOFR and BSBY rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR, which may lead to increased volatility as compared to LIBOR. The transition has impacted our market risk profiles and required changes to our risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2022, approximately 86.2% of our loan portfolio consisted of commercial and industrial, energy, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default and are typically larger than residential real estate loans or consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, energy, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. Increases in non-performing loans have resulted in a net loss of earnings from particular loans, an increase in credit loss expense and an increase in loan charge-offs, and these and future instances could have a material adverse effect on our business, financial condition and results of operations. Certain of our credit exposures are concentrated in industries that may be more susceptible to the long-term risks of climate change, natural disasters or global pandemics. To the extent that these risks may have a negative impact on the financial condition of borrowers, it could also have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further discussion related to commercial and industrial, energy, construction and commercial real estate loans.

Our Allowance For Credit Losses May Be Insufficient
We maintain allowances for credit losses on loans, securities and off-balance sheet credit exposures. In the case of loans and securities, allowances for credit losses are contra-asset valuation accounts that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. As a result, the determination of the appropriate level of allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Continuing deterioration in economic conditions, including the possibility of a recession, affecting borrowers and securities issuers; inflation; rising interest rates; new information regarding existing loans, credit commitments and securities holdings; the lingering effects of the COVID-19 pandemic or other global pandemics; natural disasters and risks related to climate change; and identification of additional problem loans, ratings down-grades and other factors, both within and outside of our control, may require an increase in the allowances for credit losses on loans, securities and off-balance sheet credit exposures. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in credit loss expense or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if any charge-offs related to loans, securities or off-balance sheet credit exposures in future periods exceed our allowances for credit losses on loans, securities or off-balance sheet credit exposures, we will need to recognize additional credit loss expense to increase the applicable allowance. Any increase in the allowance for credit losses on loans, securities and/or off-balance sheet credit exposures will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Allowance for Credit Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for credit losses.
We Are Subject to Risk Arising From Conditions In The Commercial Real Estate Market
As of December 31, 2022, commercial real estate mortgage loans comprised approximately 36.0% of our loan portfolio. Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
We Are Subject To Volatility Risk In Crude Oil Prices
As of December 31, 2022, we had $925.7 million of energy loans which comprised approximately 5.4% of our loan portfolio at that date. Furthermore, energy production and related industries represent a large part of the economies in some of our primary markets. Actions by members of the Organization of Petroleum Exporting Countries (“OPEC”) can impact global crude oil production levels and lead to significant volatility in global oil supplies and market oil prices. In recent years, decreased market oil prices compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. In March of 2020, disagreements between members of OPEC signaled that production levels would rise and, when coupled with the uncertainties of the COVID-19 pandemic, led to a significant decline in market oil prices. As the global economy emerged from pandemic lockdowns in 2021, the demand for oil naturally increased and supply could not keep up with the sudden surge in demand. Consequently, oil prices began to rise. The current Russian invasion of Ukraine has also impacted global oil supplies and caused further increases in oil prices. The price per barrel of crude oil was approximately $80 at December 31, 2022 up from $75 at December 31, 2021. We have experienced increased losses within our energy portfolio in recent years which were impacted by oil price volatility, relative to our historical experience. Continued oil price volatility could have further negative impacts on the U.S. economy, in particular, the economies of energy-dominant states such as Texas, and our borrowers and customers.
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
Liquidity Risk
We Are Subject To Liquidity Risk
We require liquidity to meet our deposit and debt obligations as they come due. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could reduce our access to liquidity sources include a downturn in the Texas economy, difficult credit markets or adverse regulatory actions against us. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a substantial majority of our liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. Our access to deposits may be negatively impacted by, among other factors, periods of low interest rates or higher interest rates which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.
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

The Value Of Our Goodwill and Other Intangible Assets May Decline In The Future
As of December 31, 2022, we had $655.3 million of goodwill and other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of Cullen/Frost’s common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets which could have a material adverse effect on our business, financial condition and results of operations.
We Are Subject To Risk Arising From Failure Or Circumvention Of Our Controls and Procedures
Our internal controls, including fraud detection and controls, disclosure controls and procedures, and corporate governance procedures are based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls and procedures are met. Any failure or circumvention of our controls and procedures; failure to comply with regulations related to controls and procedures; or failure to comply with our corporate governance procedures could have a material adverse effect on our reputation, business, financial condition and results of operations, including subjecting us to litigation, regulatory fines, penalties or other sanctions. Furthermore, notwithstanding the proliferation of technology and technology-based risk and control systems, our businesses ultimately rely on people as our greatest resource, and we are subject to the risk that they make mistakes or engage in violations of applicable policies, laws, rules or procedures that in the past have not, and in the future may not always be prevented by our technological processes or by our controls and other procedures intended to prevent and detect such errors or violations. Human errors, malfeasance and other misconduct, even if promptly discovered and remediated, can result in reputational damage or legal risk and have a material adverse effect on our business, financial condition and results of operations.
New Lines Of Business, Products Or Services and Technological Advancements May Subject Us To Additional Risks
From time to time, we implement new lines of business or offer new products and services within existing lines of business. For instance, we are currently implementing a new residential mortgage product offering. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.
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
Additionally, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. In addition, the emergence, adoption and evolution of new technologies that do not require intermediation, including distributed ledgers such as digital assets and blockchain, as well as advances in robotic process automation, could significantly affect the competition for financial services. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, many of our competitors have fewer regulatory constraints and may have lower cost structures than us. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. Our ability to compete successfully depends on a number of factors, including, among other things, (i) the ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets; (ii) the ability to expand within our marketplace and with our market position; (iii) the scope, relevance and pricing of products and services offered to meet customer needs and demands; (iv) the rate at which we introduce new products and services relative to our competitors; (v) customer satisfaction with our level of service; and (vi) industry and general economic trends. Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
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
Risks Related to Acquisition Activity
Potential Acquisitions May Disrupt Our Business and Dilute Shareholder Value
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
Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Acquisitions may also result in potential dilution to existing shareholders of our earnings per share if we issue common stock in connection with the acquisition. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our business, financial condition and results of operations.
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
Risks Associated With Our Common Stock and Preferred Stock
The Trading Volumes In Our Common Stock and Preferred Stock Are Less Than That Of Other Larger Financial Services Companies
Although our common stock and preferred stock are listed for trading on the NYSE, the trading volume in our common stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock and preferred stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volumes of our common stock and preferred stock, significant sales of our common stock or our preferred stock, or the expectation of these sales, could cause our stock prices to fall.
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
An Investment In Our Common Stock or Preferred Stock Is Not An Insured Deposit
Our common stock and preferred stock are not bank deposits and, therefore, are not insured against loss by the Federal Deposit Insurance Corporation (“FDIC”), any other deposit insurance fund or by any other public or private entity. Investment in our common stock or preferred stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock or preferred stock in any company. As a result, if you acquire our common stock or preferred stock, you could lose some or all of your investment.

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
General Risk Factors
We are Subject To Risk From Fluctuating Conditions In The Financial Markets and Economic and Political Conditions Generally
Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate, in the State of Texas and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by a decline in economic growth both in the U.S. and internationally; declines in business activity or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; oil price volatility; natural disasters; trade policies and tariffs; or a combination of these or other factors. In addition, financial markets and global supply chains may be adversely affected by the current or anticipated impact of military conflict, including the current Russian invasion of Ukraine, terrorism or other geopolitical events. Current economic conditions are being heavily impacted by elevated levels of inflation and rising interest rates. A prolonged period of inflation may impact our profitability by negatively impacting our fixed costs and expenses. Economic and inflationary pressure on consumers and uncertainty regarding economic improvement could result in changes in consumer and business spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations. Furthermore, evolving responses from federal and state governments and other regulators, and our customers or our third-party partners or vendors, to new challenges such as climate change have impacted and could continue to impact the economic and political conditions under which we operate which could have a material adverse effect on our business, financial condition and results of operations.
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
Climate Change Could Have a Material Negative Impact on Us and Our Customers
Our business, as well as the operations and activities of our customers, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to us and our customers and these risks are expected to increase over time. Climate changes presents multi-faceted risks, including (i) operational risk from the physical effects of climate events on our facilities and other assets as well as those of our customers; (ii) credit risk from borrowers with significant exposure to climate risk; and (iii) reputational risk from stakeholder concerns about our practices related to climate change, our carbon footprint and our business relationships with customers who operate in carbon-intensive industries. Our business, reputation and ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient.
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
Climate change also exposes us to transition risks associated with the transition to a less carbon-dependent economy. Transition risks may result from changes in policies; laws and regulations; technologies; and/or market preferences to address climate change. Such changes could materially, negatively impact our business, results of operations, financial condition and/or our reputation, in addition to having a similar impact on our customers. We have customers who operate in carbon-intensive industries like oil and gas that are exposed to climate risks, such as those risks related to the transition to a less carbon-dependent economy, as well as customers who operate in low-carbon industries that may be subject to risks associated with new technologies. Federal and state banking regulators and supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, we face regulatory risk of increasing focus on our resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Our headquarters is located in downtown San Antonio, Texas. This facility, which we lease, houses our executive and primary administrative offices, as well as the principal banking headquarters of Frost Bank. We also own or lease other facilities within our primary market areas in the regions of Austin, Corpus Christi, Dallas, Fort Worth, Houston, Permian Basin, Rio Grande Valley and San Antonio. We consider our properties to be suitable and adequate for our present needs.
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
ITEM 4. MINE SAFETY DISCLOSURES
None

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our common stock is traded on the NYSE under the symbol “CFR”. As of December 31, 2022, there were 64,354,695 shares of our common stock outstanding held by 1,020 holders of record. The closing price per share of common stock on December 30, 2022, the last trading day of our fiscal year, was $133.70.
Stock-Based Compensation Plans
Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2022, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 11 - Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards		Weighted-Average Exercise Price of Outstanding Awards		Number of Shares Available for Future Grants
Plans approved by shareholders	1,340,956	(1)	$71.27	(2)	505,456
Plans not approved by shareholders	—		—		—
Total	1,340,956		71.27		505,456

(1)Includes 616,227 shares related to stock options, 465,319 shares related to non-vested stock units, 45,661 shares related to director deferred stock units and 213,749 shares related to performance stock units (assuming attainment of the maximum payout rate as set forth by the performance criteria).
(2)Excludes outstanding stock units which are exercised for no consideration.
Stock Repurchase Plans
From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On January 25, 2023, our board of directors authorized a $100.0 million stock repurchase plan, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. Under a prior stock repurchase plan, we repurchased 177,834 shares at a total cost of $13.7 million during 2020. No shares were repurchased under a stock repurchase plan during 2022 or 2021.
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of 2022.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans at the End of the Period
October 1, 2022 to October 31, 2022	23,892	(1)	$142.08	—	$100,000
November 1, 2022 to November 30, 2022	—		—	—	100,000
December 1, 2022 to December 31, 2022	—		—	—	100,000
Total	23,892			—
(1)Repurchases made in connection with the vesting of certain share awards.

Performance Graph
The performance graph below compares the cumulative total shareholder return on Cullen/Frost Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the Standard and Poor’s 500 Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2017 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

Cumulative Total Returns on $100 Investment Made on December 31, 2017

Cullen/Frost
S&P 500
S&P 500 Banks
200
180
160
140
120
100
80
60
2017
2018
2019
2020
2021
2022

	2017	2018	2019	2020	2021	2022
Cullen/Frost	$100.00	$95.16	$109.05	$100.84	$149.44	$162.32
S&P 500	100.00	95.62	125.72	148.85	191.58	156.88
S&P 500 Banks	100.00	83.56	117.52	101.35	137.28	110.91
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
•The impact of pandemics, epidemics or any other health-related crisis.

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

Overview
The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2022 and 2021 and results of operations for each of the years then ended. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on February 4, 2021 (the “2021 Form 10-K”) for a discussion and analysis of the more significant factors that affected periods prior to 2021.
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
Results of Operations
Net income available to common shareholders totaled $572.5 million, or $8.81 diluted per common share, in 2022 compared to $435.9 million, or $6.76 diluted per common share, in 2021 and $323.6 million, or $5.10 diluted per common share, in 2020.
Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2022	2021	2020
Taxable-equivalent net interest income	$1,386,981	$1,077,315	$1,070,937
Taxable-equivalent adjustment	95,698	92,448	94,936
Net interest income	1,291,283	984,867	976,001
Credit loss expense	3,000	63	241,230
Non-interest income	404,818	386,728	465,454
Non-interest expense	1,024,274	881,994	848,904
Income before income taxes	668,827	489,538	351,321
Income tax expense	89,677	46,459	20,170
Net income	579,150	443,079	331,151
Preferred stock dividends	6,675	7,157	2,016
Redemption of preferred stock	—	—	5,514
Net income available to common shareholders	$572,475	$435,922	$323,621
Earnings per common share - basic	$8.84	$6.79	$5.11
Earnings per common share - diluted	8.81	6.76	5.10
Dividends per common share	3.24	2.94	2.85
Return on average assets	1.11%	0.95%	0.85%
Return on average common equity	16.86	10.35	8.11
Average shareholders' equity to average assets	6.87	9.48	10.64
Net income available to common shareholders increased $136.6 million for 2022 compared to 2021. The increase was primarily the result of a $306.4 million increase in net interest income and a $18.1 million increase in non-interest income partly offset by a $142.3 million increase in non-interest expense and a $43.2 million increase in income tax expense.
Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 76.1% of total revenue during 2022. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. As of December 31, 2022, approximately 42.7% of our loans had a fixed interest rate, while the remaining loans had floating interest rates that were primarily tied to the prime interest rate (approximately 27.7%) or the London Interbank Offered Rate (“LIBOR”) (approximately 8.2%). We discontinued originating LIBOR-based loans effective December 31, 2021 and have begun to negotiate loans using our preferred replacement index, the American Interbank Offered Rate (“AMERIBOR”), a benchmark developed by the American Financial Exchange, the Secured Overnight Financing Rate (“SOFR”) or a benchmark developed by Bloomberg Index Services (“BSBY”). As of December 31, 2022, approximately, 21.4% of our loans were tied to one of these three indexes. For our currently outstanding LIBOR-based loans, the timing and manner in which each customer’s contract transitions from LIBOR to another rate will vary on a case-by-case basis. Our goal is to complete all transitions by the end of first quarter of 2023.
Select average market rates for the periods indicated are presented in the table below.

	2022	2021	2020
Federal funds target rate upper bound	1.87%	0.25%	0.54%
Effective federal funds rate	1.69	0.08	0.37
Interest on reserve balances	1.76	0.13	0.39
Prime	4.86	3.25	3.54
1-Month LIBOR	1.91	0.10	0.52
3-Month LIBOR	2.39	0.16	0.65
AMERIBOR Term-30(1)	1.79	0.11	0.54
AMERIBOR Term-90(1)	2.33	0.17	0.68
1-Month Term SOFR(2)	1.86	0.04	0.35
3-Month Term SOFR(2)	2.18	0.05	0.34
Bloomberg 1-Month Short-Term Bank Yield Index	1.81	0.07	0.50
Bloomberg 3-Month Short-Term Bank Yield Index	2.29	0.13	0.59
____________________
(1)AMERIBOR Term-30 and AMERIBOR Term-90 are published by the American Financial Exchange.
(2)1-Month Term SOFR and 3-Month Term SOFR market data are the property of Chicago Mercantile Exchange, Inc. or its licensors as applicable. All rights reserved, or otherwise licensed by Chicago Mercantile Exchange, Inc.
As of December 31, 2022, the target range for the federal funds rate was 4.25% to 4.50%. In December 2022, the Federal Reserve released projections whereby the midpoint of the projected appropriate target range for the federal funds rate would rise to 5.1% by the end of 2023 and subsequently decrease to 4.1% by the end of 2024. While there can be no such assurance that any increases or decreases in the federal funds rate will occur, these projections imply up to a 75 basis point increase in the federal funds rate during 2023, followed by a 100 basis point decrease in 2024. The target range for the federal funds rate was increased 25 basis points to 4.50% to 4.75% effective February 2, 2023.
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

	2022			2021			2020
	Average Balance	Interest Income/ Expense	Yield /Cost	Average Balance	Interest Income/ Expense	Yield /Cost	Average Balance	Interest Income/ Expense	Yield /Cost
Assets:
Interest-bearing deposits	$12,783,536	$216,367	1.69%	$13,530,312	$17,878	0.13%	$5,302,616	$12,893	0.24%
Federal funds sold	37,171	948	2.55	14,836	31	0.21	78,817	723	0.92
Resell agreements	17,079	592	3.47	6,611	16	0.24	20,923	172	0.82
Securities:
Taxable	10,719,066	249,797	2.16	4,606,562	89,550	1.97	4,234,318	93,569	2.27
Tax-exempt	7,997,778	327,559	4.08	8,268,416	314,600	4.06	8,447,036	323,928	4.08
Total securities	18,716,844	577,356	2.95	12,874,978	404,150	3.29	12,681,354	417,497	3.46
Loans, net of unearned discount	16,738,780	776,156	4.64	16,769,631	679,142	4.05	17,164,453	684,686	3.99
Total earning assets and average rate earned	48,293,410	1,571,419	3.20	43,196,368	1,101,217	2.58	35,248,163	1,115,971	3.22
Cash and due from banks	646,510			564,564			527,875
Allowance for credit losses	(242,059)			(258,668)			(232,596)
Premises and equipment, net	1,061,937			1,038,034			1,043,789
Accrued interest receivable and other assets	1,753,340			1,442,682			1,373,969
Total assets	$51,513,138			$45,982,980			$37,961,200

Liabilities:
Non-interest-bearing demand deposits	$18,202,669			$16,670,807			$13,563,696
Interest-bearing deposits:
Savings and interest checking	12,160,482	12,055	0.10	10,682,149	1,365	0.01	8,283,665	2,467	0.03
Money market deposit accounts	12,727,533	114,797	0.90	9,990,626	9,462	0.09	8,457,263	15,417	0.18
Time accounts	1,480,088	13,624	0.92	1,129,041	3,693	0.33	1,133,648	14,134	1.25
Total interest-bearing deposits	26,368,103	140,476	0.53	21,801,816	14,520	0.07	17,874,576	32,018	0.18
Total deposits	44,570,772		0.32	38,472,623		0.04	31,438,272		0.10
Federal funds purchased	35,461	690	1.95	32,177	32	0.10	33,135	100	0.30
Repurchase agreements	2,335,326	34,443	1.47	2,115,276	2,209	0.10	1,436,833	4,382	0.30
Junior subordinated deferrable interest debentures	123,042	4,172	3.39	133,744	2,484	1.86	136,330	3,560	2.61
Subordinated notes	99,262	4,657	4.69	99,105	4,657	4.70	98,948	4,656	4.71
Federal Home Loan Bank advances	—	—	—	—	—	—	109,290	318	0.29
Total interest-bearing liabilities and average rate paid	28,961,194	184,438	0.64	24,182,118	23,902	0.10	19,689,112	45,034	0.23
Accrued interest payable and other liabilities	807,820			771,392			669,755
Total liabilities	47,971,683			41,624,317			33,922,563
Shareholders’ equity	3,541,455			4,358,663			4,038,637
Total liabilities and shareholders’ equity	$51,513,138			$45,982,980			$37,961,200
Net interest income		$1,386,981			$1,077,315			$1,070,937
Net interest spread			2.56%			2.48%			2.99%
Net interest income to total average earning assets			2.82%			2.53%			3.09%

The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each. The comparison between 2021 and 2020 includes an additional change factor that shows the effect of the difference in the number of days (due to leap year in 2020) in each period for assets and liabilities that accrue interest based upon the actual number of days in the period, as further discussed below.

	2022 vs. 2021			2021 vs. 2020
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Rate	Volume	Total	Rate	Volume	Days	Total
Interest-bearing deposits	$199,513	$(1,024)	$198,489	$(7,856)	$12,876	$(35)	$4,985
Federal funds sold	808	109	917	(336)	(354)	(2)	(692)
Resell agreements	516	60	576	(79)	(77)	—	(156)
Securities:
Taxable	9,418	150,829	160,247	(13,040)	9,021	—	(4,019)
Tax-exempt	1,607	11,352	12,959	(1,618)	(7,710)	—	(9,328)
Loans, net of unearned discounts	98,271	(1,257)	97,014	11,000	(14,673)	(1,871)	(5,544)
Total earning assets	310,133	160,069	470,202	(11,929)	(917)	(1,908)	(14,754)
Savings and interest checking	10,528	162	10,690	(1,767)	672	(7)	(1,102)
Money market deposit accounts	102,224	3,111	105,335	(8,389)	2,476	(42)	(5,955)
Time accounts	8,460	1,471	9,931	(10,344)	(58)	(39)	(10,441)
Federal funds purchased	655	3	658	(65)	(3)	—	(68)
Repurchase agreements	31,991	243	32,234	(3,646)	1,485	(12)	(2,173)
Junior subordinated deferrable interest debentures	1,901	(213)	1,688	(1,010)	(66)	—	(1,076)
Subordinated notes	(8)	8	—	(8)	9	—	1
Federal Home Loan Bank advances	—	—	—	—	(318)	—	(318)
Total interest-bearing liabilities	155,751	4,785	160,536	(25,229)	4,197	(100)	(21,132)
Net change	$154,382	$155,284	$309,666	$13,300	$(5,114)	$(1,808)	$6,378
Taxable-equivalent net interest income for 2022 increased $309.7 million, or 28.7%, compared to 2021. The increase in taxable-equivalent net interest income during 2022 was primarily related to an increase in the average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve); an increase in the average volume of, and to a much lesser extent, an increase in the yield on taxable securities; an increase in the average yield on loans; and an increase in the average volume of, and to a lesser extent, an increase in the average taxable-equivalent yield on tax-exempt securities. The impact of these items was partly offset by an increase in the average cost of interest-bearing deposit accounts (primarily money market deposit accounts) and an increase in the average cost of repurchase agreements, among other things. As a result of the aforementioned fluctuations, the taxable-equivalent net interest margin increased 29 basis points from 2.53% during 2021 to 2.82% during 2022.
The average volume of interest-earning assets for 2022 increased $5.1 billion, or 11.8%, compared to 2021. The increase in the average volume of interest-earning assets during 2022 included a $6.1 billion increase in average taxable securities, a $22.3 million increase in average federal funds sold and a $10.5 million increase in average resell agreements partly offset by a $746.8 million decrease in average interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve), a $270.6 million decrease in average tax-exempt securities, and a $30.9 million decrease in average loans (of which approximately $1.7 billion related to PPP loans, as further discussed below).
The average yield on interest-earning assets increased 62 basis points from 2.58% during 2021 to 3.20% during 2022 while the average rate paid on interest-bearing liabilities increased 54 basis points from 0.10% in 2021 to 0.64% in 2022. The average taxable-equivalent yields on interest-earning assets and the average rate paid on interest-bearing liabilities were primarily impacted by the aforementioned changes in market interest rates and changes in the volume and relative mix of interest-earning assets and interest-bearing liabilities.

The average taxable-equivalent yield on loans increased 59 basis points from 4.05% during 2021 to 4.64% during 2022. The average taxable-equivalent yield on loans during 2022 was positively impacted by recent increases in market interest rates. The average taxable-equivalent yield on loans during 2021 was positively impacted by a higher average proportion of higher-yielding PPP loans to total loans compared to 2022. The average volume of loans decreased $30.9 million, or 0.2%, in 2022 compared to 2021. The average volume of loans during 2022 was impacted by decrease in the average volume of PPP loans. Excluding PPP loans, average loans would have increased $1.7 billion, or 11.3%, during 2022 compared to 2021. Loans made up approximately 34.7% of average interest-earning assets during 2022 compared to 38.8% during 2021.
During 2022 and 2021, we recognized $2.6 million and $97.3 million, respectively, in PPP loan related deferred processing fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. As a result of the inclusion of these net fees in interest income, the average yields on PPP loans were 2.84% and 6.26% during 2022 and 2021, respectively, compared to the stated interest rate of 1.0% on these loans.
The average taxable-equivalent yield on securities was 2.95% during 2022, decreasing 34 basis points compared to 3.29% during 2021 and was negatively impacted by a decrease in the relative proportion of higher-yielding tax-exempt securities to total securities. The average yield on taxable securities was 2.16% during 2022 compared to 1.97% during 2021, increasing 19 basis points, while the average yield on tax exempt securities was 4.08% during 2022 compared to 4.06% during 2021, increasing 2 basis points. Tax exempt securities made up approximately 42.7% of total average securities during 2022, compared to 64.2% during 2021. The average volume of total securities increased $5.8 billion, or 45.4%, during 2022 compared to 2021. Securities made up approximately 38.7% of average interest-earning assets in 2022 compared to 29.8% in 2021. The increase during 2022 was primarily related to the investment of available funds (primarily from growth in customer deposits and reinvestment of amounts held in an interest-bearing account at the Federal Reserve) into taxable securities.
Average interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve), during 2022 decreased $746.8 million, or 5.5%, compared to 2021. Interest-bearing deposits made up approximately 26.5% of average interest-earning assets during 2022 compared to approximately 31.3% in 2021. The decrease during 2022 was primarily related to the reinvestment of amounts held in an interest-bearing account at the Federal Reserve into taxable securities. The average yield on interest-bearing deposits was 1.69% during 2022 and 0.13% during 2021. The average yields on interest-bearing deposits during 2022 was impacted by higher interest rates paid on reserves held at the Federal Reserve, compared to 2021.
Average federal funds sold and resell agreements during 2022 increased $22.3 million, or 150.5%, and $10.5 million, or 158.3%, respectively, compared to 2021. Federal funds sold and resell agreements were not a significant component of interest-earning assets during the comparable periods. The average yields on federal funds sold and resell agreements were 2.55% and 3.47%, respectively, during 2022 compared to 0.21% and 0.24%, respectively, during 2021. The average yields on federal funds sold and resell agreements were positively impacted by higher average market interest rates during 2022 compared to 2021.
The average rate paid on interest-bearing liabilities was 0.64% during 2022, increasing 54 basis points from 0.10% during 2021. Average deposits increased $6.1 billion, or 15.9%, in 2022 compared to 2021. Average interest-bearing deposits increased $4.6 billion in 2022 compared to 2021, while average non-interest-bearing deposits increased $1.5 billion in 2022 compared to 2021. The ratio of average interest-bearing deposits to total average deposits was 59.2% in 2022 compared to 56.7% in 2021. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average rates paid on interest-bearing deposits and total deposits were 0.53% and 0.32%, respectively, in 2022 compared to 0.07% and 0.04%, respectively, in 2021. The average cost of deposits during 2022 was impacted by an increase in the interest rates we pay on most of our interest-bearing deposit products as a result of the aforementioned increase in market interest rates.
Our taxable-equivalent net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.56% in 2022 compared to 2.48% in 2021. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report.

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
The components of credit loss expense were as follows.

	2022	2021	2020
Credit loss expense related to:
Loans	$(5,279)	$(6,097)	$237,010
Off-balance-sheet credit exposures	8,279	6,162	4,275
Securities held to maturity	—	(2)	(55)
Total	$3,000	$63	$241,230
See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet credit exposures.
Non-Interest Income
Total non-interest income for 2022 increased $18.1 million, or 4.7%, compared to 2021. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fee income for 2022 increased $5.7 million, or 3.8%, compared to 2021. Investment management fees are the most significant component of trust and investment management fees, making up approximately 77.1% and 82.3% of total trust and investment management fees in 2022 and 2021, respectively. The increase in trust and investment management fees during 2022 was primarily due to increases in oil and gas fees (up $6.1 million), real estate fees (up $2.0 million) and estate fees (up $976 thousand) partly offset by a decrease in investment management fees (down $3.4 million). Oil and gas fees during 2022 were impacted by increases in oil and gas prices. The increases in real estate fees and estate fees were primarily related to increased transaction volumes and transaction fees. Investment management fees are generally based on the market value of assets within an account and are thus impacted by volatility in the equity and bond markets. The decrease in investment management fees during 2022 was primarily related to lower average equity valuations, in part related to the sharp decline in equity valuations during 2022.
At December 31, 2022, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (40.2% of trust assets), fixed income securities (33.8% of trust assets), alternative investments (8.7% of assets) and cash equivalents (10.2% of trust assets). The estimated fair value of trust assets was $43.6 billion (including managed assets of $21.4 billion and custody assets of $22.2 billion) at December 31, 2022 compared to $43.3 billion (including managed assets of $19.1 billion and custody assets of $24.2 billion) at December 31, 2021.
Service Charges on Deposit Accounts. Service charges on deposit accounts for 2022 increased $8.6 million, or 10.3%, compared to 2021. The increase was primarily related to increases in overdraft charges on consumer and commercial accounts (up $5.3 million and $2.3 million, respectively) and consumer service charges (up $1.0 million).
Overdraft charges totaled $38.3 million ($29.2 million consumer and $9.1 million commercial) during 2022 compared to $30.7 million ($23.9 million consumer and $6.8 million commercial) during 2021. The increase in overdraft charges during 2022 was impacted by increases in the volume of fee assessed overdrafts relative to 2021, in part due to growth in the number of accounts. The increase in consumer service charges during 2022 was partly related to increases in overall deposit accounts and volumes.

In April 2021, we implemented a new overdraft grace feature for certain consumer demand deposit accounts whereby no fees would be assessed on overdrafts of $100 or less, subject to certain qualifying conditions such as a minimum direct deposit. This new feature reduced overdraft charges on consumer accounts by approximately $3.2 million during 2021. In June 2022, we expanded the overdraft grace feature first implemented in April 2021. This feature, which was previously only available to certain consumer demand deposit accounts, is now available to all of our consumer demand deposit accounts, regardless of direct deposit status. With this feature, no fees will be assessed on overdrafts of $100 or less. Additionally, we also eliminated fees on non-sufficient and returned items for all consumer deposit accounts. We expect these changes will impact revenue by as much as $3.5 million on an annual basis.
Insurance Commissions and Fees. Insurance commissions and fees for 2022 increased $1.7 million, or 3.2%, compared to 2021. The increase was the result of an increase in commission income (up $2.7 million) partly offset by a decrease in contingent income (down $1.0 million). The increase in commission income was primarily related to increases in commercial and, to a lesser extent, personal lines property and casualty commissions. These increases were related to increased business volumes and increased market rates. The increases in property and casualty commissions were partly offset by a decreases in life insurance commissions and benefit plan commissions. These decreases were primarily due to decreased business volumes. The decrease in benefit plan commissions was partly offset by the impact of an increase in market rates.
Contingent income totaled $3.5 million in 2022 and $4.5 million in 2021. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $1.9 million in 2022 and $3.2 million in 2021. The decrease in performance related contingent income during 2022 was related to low growth within the portfolio and a deterioration in the loss performance of insurance policies previously placed. This deterioration was impacted by a severe weather event in Texas during the first quarter of 2021 that resulted in a significant increase in property and casualty claims and losses. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $1.6 million in 2022 and $1.3 million in 2021.
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
Net revenues from interchange and card transaction fees for 2022 increased $770 thousand, or 4.4%, compared to 2021 primarily due to increased transaction volumes as well as the impact of new card products partly offset by an increase in network costs. A comparison of gross and net interchange and card transaction fees for the reported periods is presented in the table below.

	2022	2021	2020
Income from debit card transactions	$32,457	$29,122	$23,763
ATM service fees	3,313	3,298	3,342
Gross interchange and debit card transaction fees	35,770	32,420	27,105
Network costs	17,539	14,959	13,635
Net interchange and debit card transaction fees	$18,231	$17,461	$13,470
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

Other Charges, Commissions and Fees. Other charges, commissions and fees for 2022 increased $4.8 million, or 12.9%, compared to 2021. The increase was primarily related to increases in income from the placement of money market accounts (up $4.0 million), merchant services rebates/bonuses (up $1.3 million) and letter of credit fees (up $1.1 million), among other things, partly offset by a decrease in income from the sale of mutual funds (down $1.7 million), among other things.
Net Gain/Loss on Securities Transactions. There were no sales of securities during 2022. During 2021, we sold certain available-for-sale securities with amortized costs totaling $2.0 billion and realized a net gain of $69 thousand. These sales were primarily related to securities purchased during 2021 and subsequently sold in connection with our tax planning strategies related to the Texas franchise tax. The gross proceeds from the sales of these securities outside of Texas are included in total revenues/receipts from all sources reported for Texas franchise tax purposes, which results in a reduction in the overall percentage of revenues/receipts apportioned to Texas and subjected to taxation under the Texas franchise tax.
Other Non-Interest Income. Other non-interest income for 2022 decreased $3.3 million, or 6.8%, compared to 2021. The decrease was primarily related to a decrease in gains on the sale/exchange of assets (down $11.7 million) and, to a lesser extent, a decrease in income from customer derivative and securities trading transactions (down $2.3 million), among other things. These items were partly offset by increases in sundry and other miscellaneous income (up $9.2 million), public finance underwriting fees (up $1.7 million) and income from customer foreign exchange transactions (up $1.4 million), among other things. Gains on the sale/exchange of assets in 2021 included $9.7 million related to an exchange of a branch facility and $1.8 million related to the sale of certain parking lots in downtown San Antonio. The decrease in income from customer derivative transactions was primarily due to a decrease in transaction volume. Sundry income during 2022 included $6.3 million in card related incentives/rebates, $5.1 million related to a partnership interest and $1.4 million related to the recovery of prior write-offs, among other things, while sundry and other miscellaneous income during 2021 included $3.4 million in card related incentives/rebates and $519 thousand in recoveries of prior write-offs, among other things. The increases in public finance underwriting fees and income from customer foreign exchange transactions were primarily related to increases in transaction volumes.
Non-Interest Expense
Total non-interest expense for 2022 increased $142.3 million, or 16.1%, compared to 2021. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages increased $96.6 million, or 24.4%, in 2022 compared to 2021. The increase in salaries and wages was primarily related to increases in salaries due to annual merit and market increases as well as the implementation of a $20 per hour minimum wage in December, 2021. We are also experiencing a competitive labor market which has resulted in and could continue to result in an increase in our staffing costs. Salaries and wages were also impacted by an increase in the number of employees, increases in incentive and stock-based compensation and commissions and a decrease in salary costs deferred in connection with loan originations as the first quarter of 2021 was impacted by the high volume of PPP loan originations. The increase in the number of employees was partly related to our investments in organic expansion in the Houston and Dallas markets as well as preparations for our mortgage loan product offering.
Employee Benefits. Employee benefits expense for 2022 increased $6.6 million, or 8.0%, compared to 2021. The increase was primarily related to increases in payroll taxes, medical benefits expense, 401(k) plan expense and other employee benefits, among other things, partly offset by an increase in the net periodic benefits related to our defined benefit retirement plan. Employee benefits expense was impacted by the aforementioned higher salary costs and increase in the number of employees.
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
Net Occupancy. Net occupancy expense for 2022 increased $5.2 million, or 4.8%, compared to 2021. The increase was primarily related to increases in repairs and maintenance/service contracts expense (up $2.0 million), lease expense (up $1.8 million), depreciation on buildings and leasehold improvements (together up $1.3 million) and insurance expense (up $609 thousand), among other things, partly offset by a decrease in property taxes (down

$1.6 million). The increases in the aforementioned components of net occupancy expense were driven, in part, by our expansion within the Houston and Dallas market areas.
Technology, Furniture and Equipment. Technology, furniture and equipment expense for 2022 increased $8.0 million, or 7.1%, compared to 2021. The increase was primarily related to increases in cloud services expense (up $3.9 million), service contracts expense (up $1.4 million), software maintenance (up $1.3 million) and depreciation of furniture and equipment (up $989 thousand), among other things.
Deposit Insurance. Deposit insurance expense totaled $15.6 million in 2022 compared to $12.2 million in 2021. The increase was primarily related to an increase in total assets. In October 2022, the Federal Deposit Insurance Corporation adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023.
Other Non-Interest Expense. Other non-interest expense for 2022 increased $22.8 million, or 13.3%, compared to 2021. The increase included increases in professional services expense (up $6.2 million); advertising/promotions expense (up $5.5 million); travel, meals and entertainment (up $5.4 million); fraud losses (up $5.0 million); business development expense (up $1.3 million); sundry and other miscellaneous expense (up $1.1 million); and stationery, printing and supplies expense (up $1.0 million), among other things. Other non-interest expense during 2022 was also impacted by a decrease in costs deferred as loan origination costs (down $1.3 million) as the first quarter of 2021 was impacted by a large volume of PPP loan originations. The impact of the aforementioned items was partly offset by a decrease in donations expense (down $9.0 million), which was impacted by $8.8 million in contributions to the Frost Charitable Foundation during 2021, among other things. Sundry and other miscellaneous expense in 2022 included accruals totaling $5.9 million, which included $4.0 million related to a license negotiation and $1.9 million related to other matters. Sundry and other miscellaneous expense in 2021 included $4.7 million related to the write-off of certain assets.
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
Banking
Net income for 2022 increased $136.5 million, or 32.9%, compared to 2021. The increase was primarily the result of a $305.6 million increase in net interest income and a $10.2 million increase in non-interest income partly offset by a $132.7 million increase in non-interest expense, a $43.6 million increase in income tax expense and a $2.9 million increase in credit loss expense.
Net interest income for 2022 increased $305.6 million, or 30.9%, compared to 2021. The increase was primarily related to an increase in the average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve); an increase in the average volume of, and to a lesser extent, an increase in the yield on taxable securities; an increase in the average yield on loans; and an increase in the average volume of, and to a lesser extent, an increase in the average taxable-equivalent yield on tax-exempt securities. The impact of these items was partly offset by an increase in the average cost of interest-bearing deposit accounts (primarily money market deposit accounts) and an increase in the average cost of repurchase agreements, among other things. See the analysis of net interest income included in the section captioned “Net Interest Income” elsewhere in this discussion.
Credit loss expense for 2022 totaled $3.0 million compared to $54 thousand in 2021. See the sections captioned “Credit Loss Expense” and “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet commitments.
Non-interest income for 2022 increased $10.2 million, or 4.6%, compared to 2021. The increase was primarily related to increases in service charges on deposit accounts; other charges commission and fees; and insurance commissions and fees partly offset by a decrease in other non-interest income. The increase in service charges on deposit accounts was primarily related to increases in overdraft charges on consumer and commercial accounts and consumer service charges. The increase in overdraft charges during 2022 was impacted by increases in the volume of fee assessed overdrafts relative to 2021, in part due to growth in the number of accounts. The increase in consumer service charges during 2022 was partly related to increases in overall deposit accounts and volumes. The increase in other charges commission and fees was primarily related to increases in merchant services rebates/bonuses and letter of credit fees, among other things. The increase in insurance commissions and fees was the result of an increase in commission income partly offset by a decrease in contingent income which is further discussed below in relation to Frost Insurance Agency. The decrease in other non-interest income was primarily related to a decrease gains on the sale/exchange of assets and, to a lesser extent, a decrease in income from customer derivative and securities trading transactions, among other things. These items were partly offset by increases in sundry and other miscellaneous income; public finance underwriting fees; and income from customer foreign exchange transactions, among other things. Gains on the sale/exchange of assets in 2021 included $9.7 million related to an exchange of a branch facility and $1.8 million related to the sale of certain parking lots in downtown San Antonio. Sundry and other miscellaneous income during 2022 included $6.3 million in card related incentives/rebates, $5.1 million related to a partnership interest, $1.4 million related to the recovery of prior write-offs and $458 thousand related to a contract fee, among other things, while sundry and other miscellaneous income during 2021 included $3.4 million in card related incentives/rebates and $519 thousand in recoveries of prior write-offs, among other things. The fluctuations in income from public finance underwriting fees; customer derivative and securities trading transactions and customer foreign exchange transactions were primarily related to fluctuations in transaction volumes. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for 2022 increased $132.7 million, or 17.6%, compared to 2021. The increase was primarily due to increases in salaries and wages; other non-interest expense; technology, furniture and equipment expense; employee benefit expense; net occupancy expense and deposit insurance expense. The increase in salaries and wages was primarily related to an increase in in salaries due to annual merit and market increases as well as the implementation of a $20 per hour minimum wage in December, 2021. Salaries and wages were also impacted by an increase in the number of employees, increases in incentive and stock-based compensation and commissions and a decrease in salary costs deferred in connection with loan originations as the first quarter of 2021 was impacted by the high volume of PPP loan originations. The increase in other non-interest expense was primarily due to increases in professional services expense; advertising/promotions expense; travel, meals and entertainment; fraud losses; business development expense; sundry and other miscellaneous expense; and stationery, printing and supplies expense, among other things. Other non-interest expense during 2022 was also impacted by a decrease in costs deferred as loan origination costs as the first quarter of 2021 was impacted by a large volume of PPP loan originations. The impact of the aforementioned items was partly offset by a decrease in donations expense, which was impacted by $8.8 million in contributions to the Frost Charitable Foundation during 2021, among other things. The increase in technology, furniture and equipment expense was primarily related to increases in cloud services expense, service contracts expense, software maintenance and depreciation of furniture and equipment, among other things. The increase in employee benefit expense was primarily related to increases in payroll taxes, medical benefits expense, 401(k) plan expense and other employee benefits, among other things, partly offset by an increase in the net periodic benefits related to our defined benefit retirement plan. The increase in net occupancy expense was increases in repairs and maintenance/service contracts expense, lease expense, depreciation on buildings and leasehold improvements and insurance expense, among other things, partly offset by a decrease in property taxes. The increases in the aforementioned components of net occupancy expense were impacted, in part, by our expansion within the Houston and Dallas market areas. The increase in deposit insurance was primarily related to an increase in total assets. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Income tax expense for 2022 increased $43.6 million, or 105.2%, compared to 2021. See the section captioned “Income Taxes” elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $54.2 million during 2022 compared to $52.5 million during 2021. The increase in gross commission revenues was the result of an increase in commission income partly offset by a decrease in contingent income. The increase in gross commission income was primarily related to increases in commercial and, to a lesser extent, personal lines property and casualty commissions, due to increases in business volumes and market rates. The increases in property and casualty commissions were partly offset by decreases in life insurance commissions and benefit plan commissions, primarily due to decreased business volume. The decrease in contingent income was primarily related to a decrease in performance related contingent payments due to low growth within the portfolio and a deterioration in the loss performance of insurance policies previously placed. This decrease was partly offset by an increase in contingent commissions received from various benefit plan insurance companies. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for 2022 increased $1.5 million, or 4.1%, compared to 2021. The increase was primarily due to an $8.4 million increase in non-interest income and a $2.5 million increase in net interest income partly offset by a $9.0 million increase in non-interest expense and a $401 thousand increase in income tax expense.
Net interest income for 2022 increased $2.5 million, or 117.3%, compared to 2021. This increase was primarily due to an increase in the average volume of funds provided by Frost Wealth Advisors and an increase in the average funds transfer price allocated to such funds. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Non-interest income for 2022 increased $8.4 million, or 5.0%, compared to 2021. The increase was primarily related to increases in trust and investment management fees; other charges, commissions and fees; and other non-interest income. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment management fees are the most significant component of trust and investment management fees, making up approximately 77.1% and 82.3% of total trust and investment management fees for 2022 and 2021, respectively. The increase in trust and investment management fees was primarily due to increases in oil and gas fees, real estate fees and estate fees partly offset by a decrease in investment management fees. Oil and gas fees during 2022 were impacted by increases in oil and gas prices. The increases in real estate fees and estate fees were primarily related to increased transaction volumes and transaction fees. The decrease in investment management fees during 2022 was primarily related to lower average equity valuations, in part related to the sharp decline in equity valuations during 2022. The increase in other charges, commissions and fees was primarily related to an increase in income from the placement of money market accounts, among other things, partly offset by a decrease in income from the sale of mutual funds, among other things. The increase in other non-interest income was primarily related to an increase in income from customer securities trading transactions partly offset by a decrease in sundry and other miscellaneous income. See the analysis of trust and investment management fees and other charges, commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for 2022 increased $9.0 million, or 7.3%, compared to 2021. The increase was primarily due to increases in salaries and wages and other non-interest expense, and to a lesser extent, increase in employee benefit expense and technology, furniture and equipment expense. The increase in salaries and wages was primarily due to increases in salaries, due to annual merit and market increases, as well as increases in commissions and incentive compensation. The increase in other non-interest expense was primarily due to an increase in sundry and other miscellaneous expense, which was primarily due to the write-off of certain assets; research and platform fees; and travel, meals and entertainment; among other things. The increase in employee benefits was primarily due to increases in 401(k) plan expense, medical expense and payroll taxes. The increase in technology, furniture and equipment expense was primarily due to an increase in cloud service expense.
Non-Banks
The Non-Banks operating segment had a net loss of $11.0 million for 2022 compared to a net loss of $9.0 million in 2021. The increased net loss was primarily due to an increase in net interest expense, a decrease in other non-interest income and an increase in other non-interest expense partly offset by an increase in income tax benefit. The increase in net interest expense was primarily related to an increase in the average rate paid on our long-term borrowings partly offset by the impact of the redemption, during the fourth quarter of 2021, of $13.4 million of junior subordinated deferrable interest debentures issued to WNB Capital Trust I. The decrease in other non-interest income was primarily due to a decrease in mineral interest income as the related mineral interest assets were donated to the Frost Charitable Foundation during the third quarter of 2021. The increase in other non-interest expense was primarily due to an increase in travel, meals and entertainment expense, among other things.

Income Taxes
We recognized income tax expense of $89.7 million, for an effective tax rate of 13.4%, in 2022 compared to $46.5 million, for an effective tax rate of 9.5%, in 2021. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2022 and 2021 primarily due to the effect of tax-exempt income from loans, securities and life insurance policies and the income tax effects associated with stock-based compensation, among other things, and their relative proportion to total pre-tax net income. The increase in the effective tax rate during 2022 was primarily related to an increase in pre-tax net income, and, to a lesser extent, a decrease in discrete tax benefits associated with stock-based compensation. See Note 13 - Income Taxes in the accompanying notes to consolidated financial statements elsewhere in this report.
Sources and Uses of Funds
The following table illustrates, during the years presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $51.5 billion in 2022 compared to $46.0 billion in 2021.

	2022	2021	2020
Sources of Funds:
Deposits:
Non-interest-bearing	35.3%	36.2%	35.7%
Interest-bearing	51.2	47.4	47.1
Federal funds purchased	0.1	0.1	0.1
Repurchase agreements	4.5	4.6	3.8
Long-term debt and other borrowings	0.4	0.5	0.9
Other non-interest-bearing liabilities	1.6	1.7	1.8
Equity capital	6.9	9.5	10.6
Total	100.0%	100.0%	100.0%
Uses of Funds:
Loans	32.5%	36.5%	45.2%
Securities	36.3	28.0	33.4
Interest-bearing deposits	24.8	29.4	14.0
Federal funds sold	0.1	—	0.2
Resell agreements	—	—	0.1
Other non-interest-earning assets	6.3	6.1	7.1
Total	100.0%	100.0%	100.0%
Deposits continue to be our primary source of funding. Average deposits increased $6.1 billion, or 15.9%, in 2022 compared to 2021. Non-interest-bearing deposits remain a significant source of funding, which has been a key factor in maintaining our relatively low cost of funds. Average non-interest-bearing deposits totaled 40.8% of total average deposits in 2022 compared to 43.3% in 2021.
We primarily invest funds in loans, securities and interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve). Average loans decreased $30.9 million, or 0.2%, (increased $1.7 billion, or 11.3% excluding PPP loans) in 2022 compared to 2021 while average securities increased $5.8 billion, or 45.4%, in 2022 compared to 2021. Average interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve) decreased $746.8 million, or 5.5%, in 2022 compared to 2021, primarily related to the reinvestment of a portion of these funds into taxable securities.
Loans
Overview. Details of our loan portfolio are presented in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report. Year-end total loans increased $818.6 million, or 5.0%, during 2022 compared to 2021 ($1.2 billion, or 7.6% excluding PPP loans). The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans and real estate loans. Commercial and industrial loans made up 33.1% and 32.9% (33.1% and 33.7% excluding PPP loans) of total loans at December 31, 2022 and 2021 while energy loans made up 5.4% and 6.6% (5.4% and 6.8% excluding PPP loans) of total loans at both December 31, 2022 and 2021 and real estate loans made up 58.4% and 55.0% (58.6% and 56.5% excluding PPP loans) of total loans at December 31, 2022 and 2021. Energy loans include commercial and industrial loans, leases and real estate loans to borrowers in the energy industry. Real estate loans include both commercial and consumer balances.
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
PPP loans, which were originated in 2020 and early 2021, are loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Terms of the PPP loans include the following (i) maximum amount limited to the lesser of $10 million or an amount calculated using a payroll-based formula, (ii) maximum loan term of five years, (iii) interest rate of 1.00%, (iv) no collateral or personal guarantees are required, (v) no payments are required until the date on which the forgiveness amount relating to the loan is remitted to the lender and (vi) loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 40% of the loan forgiveness amount may be attributable to non-payroll costs. In return for processing and booking a PPP loan, the SBA paid lenders a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans of more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million).
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, we avoid financing single-purpose projects unless other underwriting factors are present to help mitigate risk. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting market areas we serve. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2022, approximately 49.6% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
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
Commercial and Industrial. Commercial and industrial loans increased $309.8 million, or 5.8%, during 2022 compared to 2021. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and purchased shared national credits.
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services (iv) providing equipment to support oil and gas drilling (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans decreased $152.1 million, or 14.1%, during 2022 compared to 2021. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and purchased shared national credits.
Paycheck Protection Program. PPP loans include loans to businesses and other entities that would otherwise be reported as commercial and industrial loans and, to a lesser extent, energy loans, originated under the guidelines discussed above. We funded approximately $1.4 billion and $3.3 billion of SBA-approved PPP loans during 2021 and 2020, respectively. During 2022 and 2021, we recognized approximately $2.6 million and $97.3 million in PPP loan related deferred processing fees (net of amortization of related deferred origination costs), respectively, as yield adjustments and these amounts are included in interest income on loans. As a result of the inclusion of these net fees in interest income, the average yields on PPP loans were 2.84% during 2022 and 6.26% during 2021, compared to the stated interest rate of 1.0% on these loans.
Industry Concentrations. As of December 31, 2022 and 2021, there were no concentrations of loans related to any single industry, as segregated by Standard Industrial Classification code (“SIC code”), in excess of 10% of total loans. The SIC code system is a federally designed standard industrial numbering system used by us to categorize loans by the borrower’s type of business. The following table summarizes the industry concentrations of our loan portfolio, as segregated by SIC code, stated as a percentage of year-end total loans as of December 31, 2022 and 2021.

	2022	2021
Industry Concentrations
Energy	5.4%	6.6%
Automobile dealers	5.4	4.1
Public finance	4.6	4.9
Medical services	3.9	3.7
Building materials and contractors	3.8	3.7
General and specific trade contractors	3.6	3.2
Manufacturing, other	3.4	2.8
Investor	2.8	2.7
Services	2.3	2.4
Religion	1.8	2.0
Paycheck Protection Program	0.2	2.6
All other	62.8	61.3
Total loans	100.0%	100.0%

Large Credit Relationships. The market areas served by us include three of the top ten most populated cities in the United States. These market areas are also home to a significant number of Fortune 500 companies. As a result, we originate and maintain large credit relationships with numerous commercial customers in the ordinary course of business. We consider large credit relationships to be those with commitments equal to or in excess of $50.0 million, excluding treasury management lines exposure, prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $50.0 million. In addition to our normal policies and procedures related to the origination of large credits, one of our Regional Credit Committees must approve all new credit facilities and renewals of such credit facilities with exposures between $20.0 million and $30.0 million. Our Central Credit Committee must approve all new credit facilities which are part of large credit relationships and renewals of such credit facilities with exposures that exceed $30.0 million. The Regional and Central Credit Committees meet regularly to review large credit relationship activity and discuss the current pipeline, among other things.
The following table provides additional information on our large credit relationships with committed amounts in excess of $50.0 million as of year-end.

	2022			2021
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Amount outstanding	103	$9,710,866	$5,030,717	87	$7,578,271	$4,300,304
Average		94,280	48,842		87,107	49,429
Purchased Shared National Credits (“SNCs”). Purchased SNCs are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $790.5 million at December 31, 2022 increasing $92.1 million, or 13.2%, from $698.4 million at December 31, 2021. At December 31, 2022, 32.8% of outstanding purchased SNCs were related to the construction industry, 22.7% were related to the energy industry, 11.9% were related to the financial services industry and 11.4% were related to the real estate management industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolios, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
The following table provides additional information about certain credits within our purchased SNCs portfolio with committed amounts in excess of $50.0 million as of year-end.

	2022			2021
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Amount outstanding	13	$855,331	$354,097	10	$630,575	$224,939
Average		65,795	27,238		63,058	22,494
Real Estate Loans. Real estate loans increased $1.0 billion, or 11.6%, during 2022 compared to 2021. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $8.2 billion, or 81.6% of total real estate loans, at December 31, 2022 and $7.6 billion, or 84.3% of total real estate loans, at December 31, 2021. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. Loans secured by owner-occupied properties make up a significant portion of our commercial real estate portfolio. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

The following tables summarize our commercial real estate loan portfolio, including commercial real estate loans reported as a component of our energy loan portfolio segment, as segregated by (i) the type of property securing the credit and (ii) the geographic region in which the loans were originated. Property type concentrations are stated as a percentage of year-end total commercial real estate loans as of December 31, 2022 and 2021:

	2022	2021
Property type:
Office building	22.4%	24.0%
Office/warehouse	19.1	18.4
Retail	11.2	10.2
Multifamily	6.5	6.6
Dealerships	6.3	5.1
Medical offices and services	4.2	3.7
1-4 family construction	4.1	3.7
Non-farm/non-residential	3.9	4.8
Hotel	3.3	3.8
Religious	3.0	3.3
Raw land	2.4	2.2
Land in development	2.1	1.6
Land developed	2.0	1.6
Restaurant	1.9	2.0
Strip centers	1.5	2.3
All other	6.1	6.7
Total commercial real estate loans	100.0%	100.0%

	2022	2021
Geographic region:
San Antonio	25.7%	26.6%
Houston	24.9	23.5
Dallas	16.0	15.6
Fort Worth	14.4	16.4
Austin	12.4	11.0
Rio Grande Valley	3.0	3.1
Permian Basin	1.9	1.8
Corpus Christi	1.7	2.0
Total commercial real estate loans	100.0%	100.0%
Consumer Loans. The consumer loan portfolio at December 31, 2022 increased $448.1 million, or 23.7%, from December 31, 2021. As the following table illustrates, the consumer loan portfolio has two distinct segments, including consumer real estate and consumer and other.

	2022	2021
Consumer real estate:
Home equity lines of credit	$691,841	$519,098
Home equity loans	449,507	324,157
Home improvement	577,377	428,069
Other	124,814	139,466
Total consumer real estate	1,843,539	1,410,790
Consumer and other	492,726	477,369
Total consumer loans	$2,336,265	$1,888,159
Consumer real estate loans at December 31, 2022 increased $432.7 million, or 30.7%, from December 31, 2021. Combined, home equity loans and lines of credit made up 61.9% and 59.8% of the consumer real estate loan total at December 31, 2022 and 2021, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. We have not generally originated 1-4 family mortgage loans since 2000; however, from time to time, we invested in such loans to meet the needs of our customers or for other regulatory compliance purposes. Nonetheless, we expect to begin regular production of 1-4 family mortgage loans for portfolio investment purposes in 2023. The consumer and other loan portfolio at December 31, 2022 increased $15.4 million, or 3.2%, from December 31, 2021. This portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.
Foreign Loans. We make U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2022 or 2021.
Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of our loan portfolio at December 31, 2022. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial and industrial	$2,066,713	$2,548,938	$921,961	$137,186	$5,674,798
Energy	424,917	464,368	35,841	603	925,729
Paycheck Protection Program	3,707	31,145	—	—	34,852
Commercial real estate
Buildings, land and other	867,013	2,745,770	2,936,721	156,574	6,706,078
Construction	341,466	735,979	355,595	44,207	1,477,247
Consumer Real Estate	8,839	17,755	609,145	1,207,800	1,843,539
Consumer and Other	246,590	228,177	17,959	—	492,726
Total	$3,959,245	$6,772,132	$4,877,222	$1,546,370	$17,154,969
Loans with fixed interest rates:
Commercial and industrial	$285,755	$1,032,431	$624,191	$109,795	$2,052,172
Energy	17,944	51,884	35,585	603	106,016
Paycheck Protection Program	3,707	31,145	—	—	34,852
Commercial real estate:
Buildings, land and other	147,080	1,252,698	2,257,057	49,318	3,706,153
Construction	1,065	52,910	138,924	679	193,578
Consumer Real Estate	8,023	16,043	536,339	591,066	1,151,471
Consumer and Other	22,517	42,402	13,630	—	78,549
Total	$486,091	$2,479,513	$3,605,726	$751,461	$7,322,791
Loans with floating interest rates:
Commercial and industrial	$1,780,958	$1,516,507	$297,770	$27,391	$3,622,626
Energy	406,973	412,484	256	—	819,713
Paycheck Protection Program	—	—	—	—	—
Commercial real estate:
Buildings, land and other	719,933	1,493,072	679,664	107,256	2,999,925
Construction	340,401	683,069	216,671	43,528	1,283,669
Consumer Real Estate	816	1,712	72,806	616,734	692,068
Consumer and Other	224,073	185,775	4,329	—	414,177
Total	$3,473,154	$4,292,619	$1,271,496	$794,909	$9,832,178
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

		Accruing Loans 30-89 Days Past Due		Accruing Loans 90 or More Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
December 31, 2022
Commercial and industrial	$5,674,798	$30,769	0.54%	$5,560	0.10%	$36,329	0.64%
Energy	925,729	1,472	0.16	—	—	1,472	0.16
Paycheck Protection Program	34,852	5,321	15.27	13,867	39.79	19,188	55.06
Commercial real estate:
Buildings, land and other	6,706,078	23,561	0.35	5,664	0.08	29,225	0.43
Construction	1,477,247	—	—	—	—	—	—
Consumer real estate	1,843,539	7,856	0.43	2,398	0.13	10,254	0.56
Consumer and other	492,726	5,155	1.05	311	0.06	5,466	1.11
Total	$17,154,969	$74,134	0.43	$27,800	0.16	$101,934	0.59
Excluding PPP loans	$17,120,117	$68,813	0.40	$13,933	0.08	$82,746	0.48
December 31, 2021
Commercial and industrial	$5,364,954	$29,491	0.55%	$7,802	0.15%	$37,293	0.70%
Energy	1,077,792	1,353	0.13	215	0.02	1,568	0.15
Paycheck Protection Program	428,882	4,979	1.16	18,766	4.38	23,745	5.54
Commercial real estate:
Buildings, land and other	6,272,339	37,033	0.59	8,687	0.14	45,720	0.73
Construction	1,304,271	188	0.01	—	—	188	0.01
Consumer real estate	1,410,790	4,866	0.34	2,177	0.15	7,043	0.49
Consumer and other	477,369	4,185	0.88	1,076	0.23	5,261	1.11
Total	$16,336,397	$82,095	0.50	$38,723	0.24	$120,818	0.74
Excluding PPP loans	$15,907,515	$77,116	0.48	$19,957	0.13	$97,073	0.61
Accruing past due loans at December 31, 2022 decreased $18.9 million compared to December 31, 2021. The decrease was primarily due to decreases in past due non-construction related commercial real estate loans (down $16.5 million), past due PPP loans (down $4.6 million) and past due commercial and industrial loans (down $1.0 million) partly offset by an increase in past due consumer real estate loans (up $3.2 million). PPP loans are fully guaranteed by the SBA and we expect to collect all amounts due related to these loans. Excluding PPP loans, accruing past due loans decreased $14.3 million.

Non-Accrual Loans. Non-accrual loans are presented in the tables below. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	December 31, 2022			December 31, 2021
		Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Commercial and industrial	$5,674,798	$18,130	0.32%	$5,364,954	$22,582	0.42%
Energy	925,729	15,224	1.64	1,077,792	14,433	1.34
Paycheck Protection Program	34,852	—	—	428,882	—	—
Commercial real estate:
Buildings, land and other	6,706,078	3,552	0.05	6,272,339	15,297	0.24
Construction	1,477,247	—	—	1,304,271	948	0.07
Consumer real estate	1,843,539	927	0.05	1,410,790	440	0.03
Consumer and other	492,726	—	—	477,369	13	—
Total	$17,154,969	$37,833	0.22	$16,336,397	$53,713	0.33
Excluding PPP loans	$17,120,117	$37,833	0.22	$15,907,515	$53,713	0.34
Allowance for credit losses on loans		$227,621			$248,666
Ratio of allowance for credit losses on loans to non-accrual loans		601.65%			462.95%
Non-accrual loans at December 31, 2022 decreased $15.9 million from December 31, 2021 primarily due to decreases in non-accrual commercial real estate loans and commercial and industrial loans. The decreases were primarily related to principal payments, loans returning to accrual status and charge-offs.
Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest. There were no non-accrual commercial and industrial loans in excess of $5.0 million at December 31, 2022 or December 31, 2021. Non-accrual energy loans included two credit relationship in excess of $5 million totaling $11.1 million at December 31, 2022. One of these relationships was previously reported as non-accrual with an aggregate balance of $9.6 million at December 31, 2021. The aggregate balance of this credit relationship decreased $3.6 million in 2022 as a result of principal payments made by the borrower. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. There were no non-accrual commercial real estate loans in excess of $5.0 million at December 31, 2022 or December 31, 2021.
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

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
December 31, 2022
Commercial and industrial	$104,237	33.1%	$5,674,798	1.84%
Energy	18,062	5.4	925,729	1.95
Paycheck Protection Program	—	0.2	34,852	—
Commercial real estate	90,301	47.7	8,183,325	1.10
Consumer real estate	8,004	10.7	1,843,539	0.43
Consumer and other	7,017	2.9	492,726	1.42
Total	$227,621	100.0%	$17,154,969	1.33
Excluding PPP loans	$227,621		$17,120,117	1.33
December 31, 2021
Commercial and industrial	$72,091	32.9%	$5,364,954	1.34%
Energy	17,217	6.6	1,077,792	1.60
Paycheck Protection Program	—	2.6	428,882	—
Commercial real estate	144,936	46.4	7,576,610	1.91
Consumer real estate	6,585	8.6	1,410,790	0.47
Consumer and other	7,837	2.9	477,369	1.64
Total	$248,666	100.0%	$16,336,397	1.52
Excluding PPP loans	$248,666		$15,907,515	1.56
The allowance allocated to commercial and industrial loans totaled $104.2 million, or 1.84% of total commercial and industrial loans, at December 31, 2022 increasing $32.1 million, or 44.6%, compared to $72.1 million, or 1.34% of total commercial and industrial loans at December 31, 2021. Modeled expected credit losses increased $15.0 million while qualitative factor (“Q-Factor”) and other qualitative adjustments related to commercial and industrial loans increased $21.6 million. Specific allocations for commercial and industrial loans that were evaluated for expected credit losses on an individual basis decreased $4.5 million, or 42.3%, from $10.5 million at December 31, 2021 to $6.1 million at December 31, 2022. The decrease in specific allocations for commercial and industrial loans was primarily related to principal payments received and the recognition of charge-offs.
The allowance allocated to energy loans totaled $18.1 million, or 1.95% of total energy loans, at December 31, 2022 decreasing $845 thousand, or 4.9%, compared to $17.2 million, or 1.60% of total energy loans at December 31, 2021. Modeled expected credit losses related to energy loans increased $2.2 million while Q-Factor and other qualitative adjustments related to energy loans decreased $226 thousand. Specific allocations for energy loans that were evaluated for expected credit losses on an individual basis totaled $4.4 million at December 31, 2022 decreasing $1.1 million, or 20.0%, compared to $5.5 million at December 31, 2021.
The allowance allocated to commercial real estate loans totaled $90.3 million, or 1.10% of total commercial real estate loans, at December 31, 2022 decreasing $54.6 million, or 37.7%, compared to $144.9 million, or 1.91% of total commercial real estate loans at December 31, 2021. Modeled expected credit losses related to commercial real estate loans increased $10.3 million while Q-Factor and other qualitative adjustments related to commercial real estate loans decreased $66.3 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis increased from $400 thousand at December 31, 2021 to $1.7 million at December 31, 2022.

The allowance allocated to consumer real estate loans totaled $8.0 million, or 0.43% of total consumer real estate loans, at December 31, 2022 increasing $1.4 million, or 21.5%, compared to $6.6 million, or 0.47% of total consumer real estate loans at December 31, 2021 primarily due to modeled expected credit losses which increased $1.4 million.
The allowance allocated to consumer loans totaled $7.0 million, or 1.42% of total consumer loans, at December 31, 2022 decreasing $820 thousand, or 10.5%, compared to $7.8 million, or 1.64% of total consumer loans at December 31, 2021. Modeled expected credit losses related to consumer loans decreased $1.4 million while Q-Factor and other qualitative adjustments related to consumer loans increased $594 thousand.
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
In estimating expected credit losses as of December 31, 2022, we utilized the Moody’s Analytics December 2022 Baseline Scenario (the “December 2022 Baseline Scenario”) to forecast the macroeconomic variables used in our models. The December 2022 Baseline Scenario was based on the review of a variety of surveys of baseline forecasts of the U.S. economy. The December 2022 Baseline Scenario projections included, among other things, (i) U.S. Nominal Gross Domestic Product annualized quarterly growth rate of 2.65% in the first quarter of 2023, followed by annualized quarterly growth rates in the range of 3.62% to 4.50% during the remainder of 2023 and an average annualized growth rate of 4.79% through the end of the forecast period in the fourth quarter of 2024; (ii) U.S. unemployment rate of 3.80% in the first quarter of 2023 and an average quarterly U.S. unemployment rate of 4.06% through the end of the forecast period in the fourth quarter of 2024; (iii) Texas unemployment rate of 4.10% in the first quarter of 2023 and an average quarterly Texas unemployment rate of 4.04% through the end of the forecast period in the fourth quarter of 2024; (iv) projected average 10 year Treasury rate of 4.03% in the first quarter of 2023 and average projected rates of 4.25% during the remainder of 2023 and 3.96% in 2024; and (v) average oil price of $93 per barrel in the first quarter of 2023 decreasing to $67 per barrel by the end of the forecast period in the fourth quarter of 2024.
In estimating expected credit losses as of December 31, 2021, we utilized the Moody’s Analytics December 2021 Consensus Scenario (the “December 2021 Consensus Scenario”) to forecast the macroeconomic variables used in our models. The December 2021 Consensus Scenario was based on the review of a variety of surveys of baseline forecasts of the U.S. economy. The December 2021 Consensus Scenario projections included, among other things, (i) U.S. Nominal Gross Domestic Product annualized quarterly growth rate of 6.40% in the first quarter of 2022, followed by annualized quarterly growth rates in the range of 3.83% to 5.35% during the remainder of 2022 and an average annualized growth rate of 4.76% through the end of the forecast period in the fourth quarter of 2023; (ii) U.S. unemployment rate of 4.33% in the first quarter of 2022 improving to 3.69% by the end of the forecast period in the fourth quarter of 2023 with Texas unemployment rates slightly higher at those dates; (iii) projected average 10 year Treasury rate of 1.59% in the first quarter of 2022, increasing to average projected rates of 1.75% during the remainder of 2022 and 2.10% in 2023; and (iv) average oil price in the range of approximately $62 to $66 per barrel through the end of the forecast period in the fourth quarter of 2023.
The overall loan portfolio, excluding PPP loans which are fully guaranteed by the SBA, as of December 31, 2022 increased $1.2 billion, or 7.6%, compared to December 31, 2021. This increase included a $606.7 million, or 8.0%, increase in commercial real estate loans, a $309.8 million, or 5.8%, increase in commercial and industrial loans and a $432.7 million, or 30.7%, increase in consumer real estate loans and a $15.4 million, or 3.2%, increase in consumer and other loans partly offset by a $152.1 million, or 14.1%, decrease in energy loans. The weighted average risk grade for commercial and industrial loans increased to 6.39 at December 31, 2022 compared to 6.22 at December 31, 2021. Commercial and industrial loans graded “watch” and “special mention” (risk grades 9 and 10) decreased $63.2 million during 2022 while classified commercial and industrial loans increased $993 thousand. Classified loans consist of loans having a risk grade of 11, 12 or 13. The weighted-average risk grade for energy loans decreased to 5.67 at December 31, 2022 from 6.06 at December 31, 2021. The decrease in the weighted average risk grade was impacted by a decrease in the weighted-average risk grade of pass grade energy loans from 5.78 at December 31, 2021 to 5.44 at December 31, 2022. Additionally, energy loans graded “watch” and “special mention” (risk grades 9 and 10) decreased $26.6 million while classified energy loans decreased $4.2 million. The weighted average risk grade for commercial real estate loans decreased from 7.19 at December 31, 2021 to 7.10 at

December 31, 2022. Pass grade commercial real estate loans increased $932.9 million while commercial real estate loans graded as “watch” and “special mention” decreased $315.3 million and classified commercial real estate loans decreased $10.9 million.
As noted above our credit loss models utilized the economic forecasts in the Moody’s Baseline Scenario for December 2022 for our estimated expected credit losses as of December 31, 2022 and the Moody’s Consensus Scenario for December 2021 for our estimate of expected credit losses as of December 31, 2021. We qualitatively adjusted the model results based on these scenarios for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factor and other qualitative adjustments are discussed below.
Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of December 31, 2022, modeled expected credit losses were adjusted upwards by a weighted-average Q-Factor adjustment of approximately 2.2%, resulting in a $2.3 million total adjustment, up from approximately 2.3% at December 31, 2021, which resulted in a $1.8 million total adjustment. The weighted-average Q-Factor adjustment at December 31, 2022 was based on a limited negative expected impact on our non-owner occupied and construction commercial real estate loan portfolios related to changes in loan portfolio concentrations (no expected impact related to our commercial and industrial portfolio); a limited negative expected impact on all of our loan portfolios related to changes in the volumes and severity of loan delinquencies, changes in risk grades and adverse classifications; a limited negative expected impact on our commercial and consumer real estate portfolios related to the potential deterioration of collateral values (no expected impact related to our commercial and industrial and consumer portfolios); a negative expected impact associated with national, regional and local economic and business conditions and developments that affect the collectability of loans; a severely negative expected impact from other risk factors associated with our commercial real estate construction and land loan portfolios, particularly the risks related to expected extensions; and limited negative impact to our commercial real estate construction and non-owner occupied loan portfolios, as well as a negative impact to our consumer loan portfolio related to changes in lending policies, procedures, underwriting standards and loan portfolio attributes, among other things. The weighted-average Q-Factor adjustment at December 31, 2021 was based on a limited negative expected impact on our commercial loan portfolios related to changes in lending policies procedures and underwriting standards and changes in loan portfolio concentrations; a negative expected impact associated with national, regional and local economic and business conditions and developments that affect the collectability of loans; a severely negative expected impact from other risk factors associated with our commercial real estate construction and land loan portfolios, particularly the risks related to expected extensions; and no impact to changes in loan portfolio attributes, changes in risk grades, changes in the volumes and severity of loan delinquencies and adverse classifications and potential deterioration of collateral values.
We have also provided additional qualitative adjustments, or management overlays, as of December 31, 2022 as management believes there are still significant risks impacting certain categories of our loan portfolio. Q-Factor and other qualitative adjustments as of December 31, 2022 are detailed in the table below.

	Q-Factor Adjustment	Model Overlays	Office Building Overlays	Down-Side Scenario Overlay	Credit Concentration Overlays	Consumer Overlay	Total
Commercial and industrial	$929	$—	$—	$29,632	$5,676	$—	$36,237
Energy	128	—	—	—	5,020	—	5,148
Commercial real estate:
Owner occupied	318	19,708	—	—	1,718	—	21,744
Non-owner occupied	95	10,472	16,557	—	487	—	27,611
Construction	660	7,905	3,122	—	530	—	12,217
Consumer real estate	157	—	—	—	—	—	157
Consumer and other	34	—	—	—	—	2,000	2,034
Total	$2,321	$38,085	$19,679	$29,632	$13,431	$2,000	$105,148

Model overlays are qualitative adjustments to address the effect of risks not captured within our commercial real estate credit loss models. These adjustments are determined based upon minimum reserve ratios for our commercial real estate - owner occupied, commercial real estate - non-owner occupied and commercial real estate - construction loan portfolios.
Office building overlays are qualitative adjustments to address longer-term concerns over the utilization of commercial office space which could impact the long-term performance and collateral valuations of some types of office properties within our commercial real estate loan portfolio. These adjustments are determined based upon minimum reserve ratios for loans within our commercial real estate - non-owner occupied and commercial real estate - construction loan portfolios that have risk grades of 8 or worse.
The down-side scenario overlay is a qualitative adjustment for our commercial and industrial loan portfolio to address the significant risk of economic recession as a result of inflation; rising interest rates; labor shortages; disruption in financial markets and global supply chains; further oil price volatility; and the current or anticipated impact of military conflict, including the current war between Russia and Ukraine, terrorism or other geopolitical events. Factors such as these are outside of our control but nonetheless affect customer income levels and could alter anticipated customer behavior, including borrowing, repayment, investment and deposit practices. To determine this qualitative adjustment, we use an alternative, more pessimistic economic scenario to forecast the macroeconomic variables used in our models. As of December 31, 2022, we used the Moody’s Analytics November 2022 S3 Alternative Scenario Downside - 90th Percentile (the “November 2022 S3 Scenario”). In modeling expected credit losses using this scenario, we also assume each loan within our modeled loan pools is downgraded by one risk grade level. The qualitative adjustment is based upon the amount by which the alternative scenario modeling results exceed those of the primary scenario used in estimating credit loss expense, adjusted based upon management's assessment of the probability that this more pessimistic economic scenario will occur.
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

	Credit Loss Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
2022
Commercial and industrial	$34,479	$(2,333)	$5,526,484	(0.04)%
Energy	(313)	1,158	992,051	0.12
Paycheck Protection Program	—	—	139,126	—
Commercial real estate	(54,775)	140	8,004,345	—
Consumer real estate	1,813	(394)	1,584,435	(0.02)
Consumer and other	13,517	(14,337)	492,339	(2.91)
Total	$(5,279)	$(15,766)	$16,738,780	(0.09)
Excluding PPP loans	$(5,279)	$(15,766)	$16,599,654	(0.09)
2021
Commercial and industrial	$(2,160)	$408	$4,854,465	0.01%
Energy	(19,207)	(3,129)	1,049,540	(0.30)
Paycheck Protection Program	—	—	1,851,765	—
Commercial real estate	8,101	1,943	7,189,325	0.03
Consumer real estate	(3,061)	1,720	1,350,554	0.13
Consumer and other	10,230	(9,356)	473,982	(1.97)
Total	$(6,097)	$(8,414)	$16,769,631	(0.05)
Excluding PPP loans	$(6,097)	$(8,414)	$14,917,866	(0.06)
2020
Commercial and industrial	$15,156	$(14,169)	$5,068,730	(0.28)%
Energy	85,889	(73,265)	1,459,450	(5.02)
Paycheck Protection Program	—	—	2,158,477	—
Commercial real estate	124,427	(7,053)	6,705,206	(0.11)
Consumer real estate	1,906	(485)	1,260,556	(0.04)
Consumer and other	9,632	(8,463)	512,034	(1.65)
Total	$237,010	$(103,435)	$17,164,453	(0.60)
Excluding PPP loans	$237,010	$(103,435)	$15,005,976	(0.69)

We recorded a net credit loss benefit related to loans totaling $5.3 million in 2022 and $6.1 million in 2021 and a net credit loss expense related to loans totaling $237.0 million in 2020. Net credit loss expense/benefit for each portfolio segment reflects the amount needed to adjust the allowance for credit losses allocated to that segment to the level of expected credit losses determined under our allowance methodology after net charge-offs have been recognized.
The net credit loss benefit related to loans during 2022 primarily reflects a decrease in expected credit losses associated with commercial real estate loans, primarily related to a decrease in expected credit losses related to certain pandemic impacted industries and a reduction in the minimum reserve ratio for our commercial real estate - owner occupied portfolio. The impact of this decrease was partly offset by an increase in expected credit losses associated with commercial and industrial loans, primarily related to the down-side scenario overlay discussed above, and increases in modeled losses for our commercial and industrial, energy, commercial real estate and consumer real estate portfolios. The net credit loss benefit related to loans during 2021 primarily reflects improvements in forecasted economic conditions and oil price trends relative to the prevailing conditions in 2020 as well as a decrease in net charge-offs. Credit loss expense related to loans during 2020 reflected the uncertain future impacts associated with the COVID-19 pandemic and the significant volatility in oil prices as well as the level of net charge-offs, the expected deterioration in credit quality and other changes within the loan portfolio. The ratio of the allowance for credit losses on loans to total loans was 1.33% (also 1.33% excluding PPP loans) at December 31, 2022 compared to 1.52% (1.56% excluding PPP loans) at December 31, 2021. Management believes the recorded amount of the allowance for credit losses on loans is appropriate based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, our estimate of current expect credit losses could also change, which could affect the level of future credit loss expense related to loans.
Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures totaled $58.6 million and $50.3 million at December 31, 2022 and December 31, 2020, respectively. The level of the allowance for credit losses on off-balance-sheet credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio. Credit loss expense related to off-balance-sheet credit exposures totaled $8.3 million during 2022 compared to $6.2 million during 2021 and $4.3 million during 2020. The increase in credit loss expense during the comparable periods primarily reflects increases in overall off-balance-sheet credit exposures. Credit loss expense for off-balance-sheet credit exposures in 2021 was also partly impacted by the down-grade of a large credit commitment within our SNC portfolio. Further information regarding our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures is presented in Note 8 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies in the accompanying notes to consolidated financial statements.

Securities
The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2022. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only. Held-to-maturity securities are presented at amortized cost before any allowance for credit losses.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Residential mortgage- backed securities	$—	—%	$—	—%	$514,059	2.28%	$12,063	2.60%	$526,122	2.28%
States and political subdivisions	123,591	3.55	24,339	4.67	8,297	2.92	1,955,392	4.70	2,111,619	4.63
Other	—	—	1,500	1.97	—	—	—	—	1,500	1.97
Total	$123,591	3.55	$25,839	4.51	$522,356	2.29	$1,967,455	4.69	$2,639,241	4.16
Available for sale:
U.S. Treasury	$240,361	1.01%	$3,424,023	2.17%	$1,244,812	1.52%	$142,391	2.15%	$5,051,587	1.95%
Residential mortgage- backed securities	8	2.49	7,527	3.24	15,892	4.51	6,352,809	2.90	6,376,236	2.90
States and political subdivisions	261,888	4.32	1,470,098	3.78	918,563	3.35	4,122,806	3.44	6,773,355	3.53
Other	—	—	—	—	—	—	—	—	42,427	—
Total	$502,257	2.70	$4,901,648	2.64	$2,179,267	2.26	$10,618,006	3.09	$18,243,605	2.86
All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2022, all of the securities in our municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 75.6% are either guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers.
The average taxable-equivalent yield on the securities portfolio based on a 21% tax rate was 2.95% in 2022 compared to 3.29% in 2021. Tax-exempt municipal securities totaled 42.7% of average securities in 2022 compared to 64.2% in 2021. The average yield on taxable securities was 2.16% in 2022 compared to 1.97% in 2021, while the average taxable-equivalent yield on tax-exempt securities was 4.08% in 2022 compared to 4.06% in 2021. See the section captioned “Net Interest Income” elsewhere in this discussion.
Deposits
The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

	2022		2021		2020
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand deposits	$18,202,669		$16,670,807		$13,563,696
Interest-bearing deposits:
Savings and interest checking	12,160,482	0.10%	10,682,149	0.01%	8,283,665	0.03%
Money market accounts	12,727,533	0.90	9,990,626	0.09	8,457,263	0.18
Time accounts	1,480,088	0.92	1,129,041	0.33	1,133,648	1.25
Total interest-bearing deposits	26,368,103	0.53	21,801,816	0.07	17,874,576	0.18
Total deposits	$44,570,772	0.32	$38,472,623	0.04	$31,438,272	0.10
Average deposits increased $6.1 billion, or 15.9%, in 2022 compared to 2021. The most significant volume growth during 2022 compared to 2021 was in money market deposits; non-interest bearing deposits; and savings and interest checking deposits. The ratio of average interest-bearing deposits to total average deposits was 59.2% in 2022 compared to 56.7% in 2021. The average rates paid on interest-bearing deposits and total deposits were 0.53% and 0.32%, respectively, during 2022 compared to 0.07% and 0.04%, respectively, during 2021. The average rate paid on interest-bearing deposits during 2022 was impacted by an increase in the interest rates we pay on most of our interest-bearing deposit products as a result of increases in market interest rates.
Geographic Concentrations. The following table summarizes our average total deposit portfolio, as segregated by the geographic region from which the deposit accounts were originated. Certain accounts, such as correspondent bank deposits and deposits allocated to certain statewide operational units, are recorded at the statewide level.

		Percent		Percent		Percent
	2022	of Total	2021	of Total	2020	of Total
San Antonio	$13,402,978	30.1%	$11,140,600	29.0%	$9,147,078	29.1%
Houston	8,317,538	18.7	7,360,930	19.1	5,715,514	18.2
Fort Worth	7,498,616	16.8	6,650,164	17.3	5,615,584	17.9
Austin	5,752,901	12.9	4,931,275	12.8	3,882,661	12.3
Dallas	3,678,111	8.3	3,181,252	8.3	2,553,571	8.1
Corpus Christi	2,152,544	4.8	1,965,158	5.1	1,655,395	5.3
Permian Basin	2,043,713	4.6	1,694,366	4.4	1,518,781	4.8
Rio Grande Valley	1,198,377	2.7	1,055,427	2.7	895,653	2.8
Statewide	525,994	1.1	493,451	1.3	454,035	1.5
Total	$44,570,772	100.0%	$38,472,623	100.0%	$31,438,272	100.0%
Foreign Deposits. Mexico has historically been considered a part of the natural trade territory of our banking offices. Accordingly, U.S. dollar-denominated foreign deposits from sources within Mexico have traditionally been a significant source of funding. Average deposits from foreign sources, primarily Mexico, totaled $1.1 billion in 2022 and $933.3 million in 2021.
Brokered Deposits. From time to time, we have obtained interest-bearing deposits through brokered transactions including participation in the Certificate of Deposit Account Registry Service (“CDARS”). Brokered deposits were not significant during the reported periods.
Capital and Liquidity
Capital. Shareholders’ equity totaled $3.1 billion at December 31, 2022 and $4.4 billion at December 31, 2021. In addition to net income of $579.2 million, other sources of capital during 2022 included $16.7 million in proceeds from stock option exercises and $18.3 million related to stock-based compensation. Uses of capital during 2022 included an other comprehensive loss, net of tax, of $1.7 billion, $216.5 million of dividends paid on preferred and common stock and $4.4 million of treasury stock purchases.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized loss of $1.3 billion at December 31, 2022 compared to a net, after-tax, unrealized gain of $347.3 million at December 31, 2021. The decrease was primarily due to a $1.7 billion net, after-tax, decrease in the fair value of securities available for sale.
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
We paid quarterly dividends of $0.75, $0.75, $0.87 and $0.87 per common share during the first, second, third and fourth quarters of 2022, respectively, and quarterly dividends of $0.72, $0.72, $0.75 and $0.75 per common share during the first, second, third and fourth quarters of 2021, respectively. This equates to a dividend payout ratio of 36.6% in 2022 and 43.3% in 2021. The amount of dividend, if any, we may pay may be limited as more fully discussed in Note 9 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements elsewhere in this report.
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
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On January 25, 2023, our board of directors authorized a $100.0 million stock repurchase plan, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. No shares were repurchased under a stock repurchase plan during 2022 or 2021. Under a prior stock repurchase plan, we repurchased 177,834 shares at a total cost of $13.7 million during 2020.
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
Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of December 31, 2022, we had approximately $11.1 billion held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the Federal Home Loan Bank (“FHLB”). As of December 31, 2022, based upon available, pledgeable collateral, our total borrowing capacity with the FHLB was approximately $3.4 billion. Furthermore, at December 31, 2022, we had approximately $12.7 billion in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed. As of December 31, 2022, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of December 31, 2022. These include payments related to

(i) long-term borrowings (Note 7 - Borrowed Funds), (ii) operating leases (Note 4 - Premises and Equipment and Lease Commitments), (iii) time deposits with stated maturity dates (Note 6 - Deposits) and (iv) commitments to extend credit and standby letters of credit (Note 8 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies).
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 9 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements elsewhere in this report regarding such dividends. At December 31, 2022, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $311.9 million.
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
For modeling purposes, as of December 31, 2022, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.2% and 1.4%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in a negative variance in net interest income of 0.2% and 1.4%, respectively, relative to the flat-rate case over the next 12 months. For modeling purposes, as of December 31, 2021, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 2.8% and 7.1%, respectively, relative to the flat-rate case over the next 12 months, while a 25 basis point ratable decrease in interest rates would result in a negative variance in net interest income of 3.0% relative to the flat-rate case over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2021 was considered to be remote given prevailing interest rate levels.
We do not currently pay interest on a significant portion of our commercial demand deposits. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. Our December 31, 2022 model simulations do not assume any payment of interest on commercial demand deposits (those not already receiving an earnings credit) while our modeling simulations as of December 31, 2021 assumed we would make interest payments on commercial demand deposits (those not already receiving an earnings credit) with such payments assumed to begin in the first quarter of 2022. This pricing structure on commercial demand deposits assumed a deposit pricing beta of 25%. The pricing beta is a measure of how much deposit rates reprice, up or down, given a defined change in market rates. As of December 31, 2022, management believes, based on our experience during the last interest rate cycle, that it is less likely we will pay interest on these deposits as rates increase.
The model simulations as of December 31, 2022 indicate that our projected balance sheet is less asset sensitive in comparison to our balance sheet as of December 31, 2021. The decreased asset sensitivity was partly due to a decrease in the relative proportion of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and federal funds sold to projected average interest-earning assets combined with an increase in the relative proportion of fixed-rate taxable securities to projected average interest-earning assets. Interest-bearing deposits and federal funds sold are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets.
As of December 31, 2022, the effects of a 200 basis point increase and a 200 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cullen/Frost Bankers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 3, 2023 expressed an unqualified opinion thereon.
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

Allowances for Credit Losses
Description of the Matter
The Company’s loan portfolio totaled $17.2 billion as of December 31, 2022 and the associated allowance for credit losses on loans was $227.6 million. The Company’s unfunded loan commitments totaled $12.5 billion, with an associated allowance for credit loss of $58.6 million. Together these amounts represent the allowances for credit losses (“ACL”). As discussed in Notes 1, and 3 to the consolidated financial statements, in the cases of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. As discussed in Notes 1, 3, and 8 to the consolidated financial statements, in the case of unfunded loan commitments, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities. The amount of each allowance account represented management’s best estimate of current expected credit losses on these financial instruments considering all available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. In calculating the allowance for credit losses, most loans were segmented into pools based upon similar characteristics and risk profiles. For each loan pool, management measured expected credit losses over the life of each loan utilizing a combination of models which measured probability of default (“PD”), probability of attrition (“PA”), loss given default (“LGD”), and exposure at default (“EAD”). Modeled expected credit losses were calculated as the product of PD (adjusted for attrition), LGD, and EAD. PD and PA were estimated by analyzing internally sourced data related to historical performance of each loan pool over a complete economic cycle. PD and PA were adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period. After the reasonable and supportable forecast period, the forecasted macroeconomic variables were reverted to their historical mean utilizing a rational, systematic basis. The LGD was based on historical recovery averages for each loan pool, adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over the reasonable and supportable forecast period. EAD was estimated using a linear regression model that estimates the average percentage of the loan balance that remains at the time of default. In some cases, management determined that an individual loan exhibited unique risk characteristics which differentiated the loan from other loans with the identified loan pools. In such cases, the loans were evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Management qualitatively adjusted model results for risk factors that were not considered within the modeling processes but were nonetheless relevant in assessing the expected credit losses within the loan pools. These qualitative factor adjustments modified management’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk.
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
To test the reasonableness of the qualitative factor adjustments, we performed audit procedures that included, among others testing the appropriateness of the methodologies used by the Company to estimate the ACL, testing the completeness and accuracy of data and information used by the Company in estimating the components of the ACL, assessing the reasonableness of the Models, evaluating the appropriateness of assumptions used in estimating the qualitative factor adjustments, analyzing the changes in assumptions and various components of the ACL relative to changes in the Company’s loan portfolio and the economy and evaluating the appropriateness and level of the qualitative factor adjustments. For example, we 1) evaluated the inherent limitations of the Company’s modeled components of the ACL and hence the need for and levels of the qualitative factor adjustments; 2) involved modeling specialists to test the appropriateness of the design and operation of the Models; 3) analyzed the changes, assumptions and modifications made to the qualitative factor adjustments; and 4) evaluated the appropriateness and completeness of risk factors used in determining the amount of the qualitative factor adjustments. We also evaluated the data and information utilized by management to estimate the qualitative factor adjustments by independently obtaining internal and external data and information to assess the appropriateness of the data and information used by management and to consider the existence of new and potentially contradictory information used. In addition, we evaluated the overall ACL amounts, inclusive of the adjustments for the qualitative factor adjustments, and whether the amount appropriately reflects losses expected in the loan portfolio as of the consolidated balance sheet date by comparing the overall ACL to those established by similar banking institutions with similar loan portfolios. We also reviewed subsequent events and transactions and considered whether they corroborate or contradict the Company’s conclusion.

We have served as the Company’s auditor since 1969.
San Antonio, Texas
February 3, 2023

Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2022	2021
Assets:
Cash and due from banks	$691,553	$555,778
Interest-bearing deposits	11,128,902	15,985,244
Federal funds sold	120,527	34,075
Resell agreements	87,150	7,903
Total cash and cash equivalents	12,028,132	16,583,000
Securities held to maturity, net of allowance for credit losses of $158 in 2022 and $158 in 2021	2,639,083	1,749,179
Securities available for sale, at estimated fair value	18,243,605	13,924,628
Trading account securities	28,045	25,162
Loans, net of unearned discounts	17,154,969	16,336,397
Less: Allowance for credit losses on loans	(227,621)	(248,666)
Net loans	16,927,348	16,087,731
Premises and equipment, net	1,102,695	1,050,331
Goodwill	654,952	654,952
Other intangible assets, net	386	866
Cash surrender value of life insurance policies	190,188	190,139
Accrued interest receivable and other assets	1,077,942	612,502
Total assets	$52,892,376	$50,878,490

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$17,598,234	$18,423,018
Interest-bearing deposits	26,355,962	24,272,678
Total deposits	43,954,196	42,695,696
Federal funds purchased	51,650	25,925
Repurchase agreements	4,660,641	2,740,799
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	123,069	123,011
Subordinated notes, net of unamortized issuance costs	99,335	99,178
Accrued interest payable and other liabilities	866,257	754,326
Total liabilities	49,755,148	46,438,935

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 150,000 Series B shares ($1,000 liquidation preference) issued in 2022 and 2021	145,452	145,452
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,354,695 shares issued in 2022 and 64,236,306 shares issued in 2021	643	642
Additional paid-in capital	1,029,756	1,009,921
Retained earnings	3,309,671	2,956,966
Accumulated other comprehensive income, net of tax	(1,348,294)	347,318
Treasury stock, at cost; 250,070 shares in 2021	—	(20,744)
Total shareholders’ equity	3,137,228	4,439,555
Total liabilities and shareholders’ equity	$52,892,376	$50,878,490
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Interest income:
Loans, including fees	$770,391	$674,611	$680,064
Securities:
Taxable	249,797	89,550	93,569
Tax-exempt	237,626	226,683	233,614
Interest-bearing deposits	216,367	17,878	12,893
Federal funds sold	948	31	723
Resell agreements	592	16	172
Total interest income	1,475,721	1,008,769	1,021,035
Interest expense:
Deposits	140,476	14,520	32,018
Federal funds purchased	690	32	100
Repurchase agreements	34,443	2,209	4,382
Junior subordinated deferrable interest debentures	4,172	2,484	3,560
Subordinated notes	4,657	4,657	4,656
Federal Home Loan Bank advances	—	—	318
Total interest expense	184,438	23,902	45,034
Net interest income	1,291,283	984,867	976,001
Credit loss expense	3,000	63	241,230
Net interest income after credit loss expense	1,288,283	984,804	734,771
Non-interest income:
Trust and investment management fees	154,679	148,994	129,272
Service charges on deposit accounts	91,891	83,292	80,873
Insurance commissions and fees	53,210	51,548	50,313
Interchange and card transaction fees	18,231	17,461	13,470
Other charges, commissions and fees	41,590	36,836	34,825
Net gain (loss) on securities transactions	—	69	108,989
Other	45,217	48,528	47,712
Total non-interest income	404,818	386,728	465,454
Non-interest expense:
Salaries and wages	492,096	395,497	387,328
Employee benefits	88,608	82,029	75,676
Net occupancy	112,495	107,344	102,938
Technology, furniture and equipment	120,771	112,738	105,232
Deposit insurance	15,603	12,232	10,502
Intangible amortization	480	697	918
Other	194,221	171,457	166,310
Total non-interest expense	1,024,274	881,994	848,904
Income before income taxes	668,827	489,538	351,321
Income taxes	89,677	46,459	20,170
Net income	579,150	443,079	331,151
Preferred stock dividends	6,675	7,157	2,016
Redemption of preferred stock	—	—	5,514
Net income available to common shareholders	$572,475	$435,922	$323,621
Earnings per common share:
Basic	$8.84	$6.79	$5.11
Diluted	8.81	6.76	5.10
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$579,150	$443,079	$331,151
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	(2,143,567)	(231,355)	427,331
Change in net unrealized gain on securities transferred to held to maturity	(737)	(971)	(1,256)
Reclassification adjustment for net (gains) losses included in net income	—	(69)	(108,989)
Total securities available for sale and transferred securities	(2,144,304)	(232,395)	317,086
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(5,005)	16,593	(11,518)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	2,964	6,116	5,319
Total defined-benefit post-retirement benefit plans	(2,041)	22,709	(6,199)
Other comprehensive income (loss), before tax	(2,146,345)	(209,686)	310,887
Deferred tax expense (benefit)	(450,733)	(44,034)	65,287
Other comprehensive income (loss), net of tax	(1,695,612)	(165,652)	245,600
Comprehensive income	$(1,116,462)	$277,427	$576,751
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at January 1, 2020	$144,486	$642	$983,250	$2,667,534	$267,370	$(151,614)	$3,911,668
Cumulative effect of accounting change	—	—	—	(29,252)	—	—	(29,252)
Adjusted beginning balance	144,486	642	983,250	2,638,282	267,370	(151,614)	3,882,416
Net income	—	—	—	331,151	—	—	331,151
Other comprehensive income, net of tax	—	—	—	—	245,600	—	245,600
Stock option exercises/stock unit conversions (408,563 shares)	—	—	—	(27,214)	—	39,771	12,557
Stock-based compensation expense recognized in earnings	—	—	13,918	—	—	—	13,918
Redemption of series A preferred stock (6,000,000 shares)	(144,486)	—	—	(5,514)	—	—	(150,000)
Issuance of series B preferred stock (150,000 shares)	145,452	—	—	—	—	—	145,452
Purchase of treasury stock (206,951 shares)	—	—	—	—	—	(15,785)	(15,785)
Treasury stock issued to the 401(k) stock purchase plan (140,264 shares)	—	—	—	(3,382)	—	13,689	10,307
Cash dividends - preferred stock (approximately $0.34 per share)	—	—	—	(2,016)	—	—	(2,016)
Cash dividends – common stock ($2.85 per share)	—	—	—	(180,584)	—	—	(180,584)
Balance at December 31, 2020	145,452	642	997,168	2,750,723	512,970	(113,939)	4,293,016
Net income	—	—	—	443,079	—	—	443,079
Other comprehensive income, net of tax	—	—	—	—	(165,652)	—	(165,652)
Stock option exercises/stock unit conversions (987,758 shares)	—	—	—	(40,836)	—	95,253	54,417
Stock-based compensation expense recognized in earnings	—	—	12,753	—	—	—	12,753
Purchase of treasury stock (31,317 shares)	—	—	—	—	—	(3,864)	(3,864)
Treasury stock issued to the 401(k) stock purchase plan (18,555 shares)	—	—	—	(57)	—	1,806	1,749
Cash dividends – Series B preferred stock (approximately $47.71 per share which is equivalent to approximately $1.19 per depositary share)	—	—	—	(7,157)	—	—	(7,157)
Cash dividends – common stock ($2.94 per share)	—	—	—	(188,786)	—	—	(188,786)
Balance at December 31, 2021	145,452	642	1,009,921	2,956,966	347,318	(20,744)	4,439,555
Net income	—	—	—	579,150	—	—	579,150
Other comprehensive income, net of tax	—	—	—	—	(1,695,612)	—	(1,695,612)
Stock option exercises/stock unit conversions (399,810 shares)	—	1	1,513	(9,990)	—	25,135	16,659
Stock-based compensation expense recognized in earnings	—	—	18,322	—	—	—	18,322
Purchase of treasury stock (31,351 shares)	—	—	—	—	—	(4,391)	(4,391)
Cash dividends – Series B preferred stock (approximately $44.50 per share which is equivalent to approximately $1.11 per depositary share)	—	—	—	(6,675)	—	—	(6,675)
Cash dividends – common stock ($3.24 per share)	—	—	—	(209,780)	—	—	(209,780)
Balance at December 31, 2022	$145,452	$643	$1,029,756	$3,309,671	$(1,348,294)	$—	$3,137,228
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating Activities:
Net income	$579,150	$443,079	$331,151
Adjustments to reconcile net income to net cash from operating activities:
Credit loss expense	3,000	63	241,230
Deferred tax expense (benefit)	(4,918)	7,784	(15,832)
Accretion of loan discounts	(12,921)	(12,890)	(15,692)
Securities premium amortization (discount accretion), net	97,400	119,242	123,785
Net (gain) loss on securities transactions	—	(69)	(108,989)
Depreciation and amortization	71,344	69,289	64,370
Net (gain) loss on sale/exchange/write-down of assets/foreclosed assets	109	(11,578)	524
Stock-based compensation	18,322	12,753	13,918
Net tax benefit from stock-based compensation	4,602	7,877	852
Earnings on life insurance policies	(2,096)	(2,462)	(3,731)
Net change in:
Trading account securities	(716)	(560)	(158)
Lease right-of-use assets	24,409	23,504	23,933
Accrued interest receivable and other assets	(116,243)	(46,560)	(158,264)
Accrued interest payable and other liabilities	61,140	38,821	27,146
Net cash from operating activities	722,582	648,293	524,243
Investing Activities:
Securities held to maturity:
Purchases	(1,424,105)	—	(1,500)
Maturities, calls and principal repayments	561,388	177,593	63,577
Securities available for sale:
Purchases	(22,178,248)	(24,217,841)	(20,841,622)
Sales	—	1,999,891	1,162,352
Maturities, calls and principal repayments	15,683,097	18,425,108	20,893,464
Proceeds from sale of loans	2,365	—	37,535
Net change in loans	(824,021)	1,145,924	(2,856,395)
Benefits received on life insurance policies	2,047	2,307	903
Proceeds from sales of premises and equipment	63	7,044	5,988
Purchases of premises and equipment	(102,501)	(65,850)	(95,422)
Proceeds from sales of repossessed properties	2,585	809	73
Net cash from investing activities	(8,277,330)	(2,525,015)	(1,631,047)
Financing Activities:
Net change in deposits	1,258,500	7,679,935	7,376,197
Net change in short-term borrowings	1,945,567	649,727	421,655
Proceeds from Federal Home Loan Bank advances	—	—	1,250,000
Principal payments on Federal Home Loan Bank advances	—	—	(1,250,000)
Principal payments on long-term borrowings	—	(13,403)	—
Redemption of Series A preferred stock	—	—	(150,000)
Proceeds from issuance of Series B preferred stock	—	—	145,452
Proceeds from stock option exercises	16,659	54,417	12,557
Purchase of treasury stock	(4,391)	(3,864)	(15,785)
Cash dividends paid on preferred stock	(6,675)	(7,157)	(2,016)
Cash dividends paid on common stock	(209,780)	(188,786)	(180,584)
Net cash from financing activities	2,999,880	8,170,869	7,607,476
Net change in cash and cash equivalents	(4,554,868)	6,294,147	6,500,672
Cash and cash equivalents at beginning of year	16,583,000	10,288,853	3,788,181
Cash and cash equivalents at end of year	$12,028,132	$16,583,000	$10,288,853
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
As of December 31, 2022 and 2021, we had $3.2 million and $110.3 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

Cash Flow Reporting. Cash and cash equivalents include cash, deposits with other financial institutions that have an initial maturity of less than 90 days when acquired by us, federal funds sold and resell agreements. Net cash flows are reported for loans, deposit transactions and short-term borrowings. Additional cash flow information was as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for interest	$169,020	$29,003	$49,300
Cash paid for income tax	100,000	39,852	44,140
Significant non-cash transactions:
Exchange of real estate	—	11,036	—
Unsettled securities transactions	94,884	27,032	57,783
Loans foreclosed and transferred to other real estate owned and foreclosed assets	239	3,464	140
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	31,787	12,854	18,284
Treasury stock issued to 401(k) stock purchase plan	—	1,749	10,307
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
Allowance for Credit Losses. As further discussed below, we adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on January 1, 2020. Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) replaced the previous “incurred loss” model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new current expected credit loss (“CECL”) model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance-

sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. In connection with the adoption of ASC 326, we revised certain accounting policies and implemented certain accounting policy elections. The revised accounting policies are described below.
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
Foreclosed Assets. Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Write-downs occurring at acquisition are charged against the allowance for credit losses on loans. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $964 thousand and $3.4 million at December 31, 2022 and 2021. Regulatory guidelines require us to reevaluate the fair value of foreclosed assets on at least an annual basis. Our policy is to comply with the regulatory guidelines. If the fair value of the asset declines, a write-down is recorded through other non-interest expense along with other expenses related to maintaining the properties. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. There were no write-downs of foreclosed assets in 2022, while write-downs of foreclosed assets totaled $14 thousand in 2021 and $231 thousand in 2020. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.
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
Note 2 - Securities
Securities - Held to Maturity. A summary of the amortized cost, fair value and allowance for credit losses related to securities held to maturity as of December 31, 2022 and 2021 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses	Net Carrying Amount
December 31, 2022
Residential mortgage-backed securities	$526,122	$—	$65,322	$460,800	$—	$526,122
States and political subdivisions	2,111,619	13,048	119,033	2,005,634	(158)	2,111,461
Other	1,500	—	69	1,431	—	1,500
Total	$2,639,241	$13,048	$184,424	$2,467,865	$(158)	$2,639,083
December 31, 2021
Residential mortgage-backed securities	$527,264	$18,766	$—	$546,030	$—	$527,264
States and political subdivisions	1,220,573	41,141	101	1,261,613	(158)	1,220,415
Other	1,500	—	—	1,500	—	1,500
Total	$1,749,337	$59,907	$101	$1,809,143	$(158)	$1,749,179

All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. The carrying value of held-to-maturity securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $256.3 million and $642.3 million at December 31, 2022 and 2021, respectively. Accrued interest receivable on held-to-maturity securities totaled $30.2 million and $18.4 million at December 31, 2022 and 2021, respectively and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
From time to time, we have reclassified certain securities from available for sale to held to maturity. The net unamortized, unrealized gain remaining on securities transferred in years prior to 2020 included in accumulated other comprehensive income in the accompanying balance sheet totaled $1.8 million ($1.4 million, net of tax) at December 31, 2022 and $2.5 million ($2.0 million, net of tax) at December 31, 2021. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
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
The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by States and political subdivisions and other securities as of December 31, 2022:

	States and Political Subdivisions
	Not Guaranteed or Pre-Refunded	Guaranteed by the Texas PSF	Pre-Refunded	Total	Other Securities
Aaa/AAA	$273,201	$1,422,442	$121,961	$1,817,604	$—
Aa/AA	294,015	—	—	294,015	—
Not rated	—	—	—	—	1,500
Total	$567,216	$1,422,442	$121,961	$2,111,619	$1,500
Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of December 31, 2022, there were no past due principal or interest payments associated with these securities. The PSF is a sovereign wealth fund which serves to provide revenues for funding of public primary and secondary education in the State of Texas. Based upon (i) the PSF's AAA insurer financial strength rating, (ii) the PSF's substantial capitalization and excess guarantee capacity and (iii) a zero historical loss rate, no allowance for credit losses has been recorded for securities guaranteed by the PSF as there is no current expectation of credit losses related to these securities. Pre-refunded securities have been defeased by the issuer and are fully secured by cash and/or U.S. Treasury securities held in escrow for payment to holders when the underlying call dates of the securities are reached. Accordingly, no allowance for credit losses has been recorded for securities that have been defeased as there is no current expectation of credit losses related to these securities.

The following table details activity in the allowance for credit losses on held-to-maturity securities.

	2022	2021	2020
Beginning balance	$158	$160	$—
Impact of adopting ASC 326	—	—	215
Credit loss expense (benefit)	—	(2)	(55)
Ending balance	$158	$158	$160
Securities - Available for Sale. A summary of the amortized cost, fair value and allowance for credit losses related to securities available for sale as of December 31, 2022 and 2021 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2022
U.S. Treasury	$5,450,546	$—	$398,959	$—	$5,051,587
Residential mortgage-backed securities	7,316,824	8,050	948,638	—	6,376,236
States and political subdivisions	7,098,635	9,108	334,388	—	6,773,355
Other	42,427	—	—	—	42,427
Total	$19,908,432	$17,158	$1,681,985	$—	$18,243,605

December 31, 2021
U.S. Treasury	$2,165,702	$23,333	$9,602	$—	$2,179,433
Residential mortgage-backed securities	4,059,692	31,662	25,089	—	4,066,265
States and political subdivisions	7,178,135	463,810	5,374	—	7,636,571
Other	42,359	—	—	—	42,359
Total	$13,445,888	$518,805	$40,065	$—	$13,924,628
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At December 31, 2022 all of the securities in our available for sale municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 75.9% are either guaranteed by the PSF or have been pre-refunded. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of available-for-sale securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $8.0 billion and $5.8 billion at December 31, 2022 and 2021, respectively. Accrued interest receivable on available-for-sale securities totaled $140.6 million and $120.5 million at December 31, 2022 and 2021, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The table below summarizes, as of December 31, 2022, securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by type of security and length of time in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury	$2,012,129	$63,515	$3,039,458	$335,444	$5,051,587	$398,959
Residential mortgage-backed securities	3,265,658	345,307	2,495,906	603,331	5,761,564	948,638
States and political subdivisions	3,923,159	136,957	681,677	197,431	4,604,836	334,388
Total	$9,200,946	$545,779	$6,217,041	$1,136,206	$15,417,987	$1,681,985
As of December 31, 2022, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.
Contractual Maturities. The following table summarizes the maturity distribution schedule of securities held to maturity and securities available for sale as of December 31, 2022. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
Held To Maturity
Amortized Cost
Residential mortgage-backed securities	$—	$—	$514,059	$12,063	$526,122
States and political subdivisions	123,591	24,339	8,297	1,955,392	2,111,619
Other	—	1,500	—	—	1,500
Total	$123,591	$25,839	$522,356	$1,967,455	$2,639,241
Estimated Fair Value
Residential mortgage-backed securities	$—	$—	$450,961	$9,839	$460,800
States and political subdivisions	123,505	24,292	8,286	1,849,551	2,005,634
Other	—	1,431	—	—	1,431
Total	$123,505	$25,723	$459,247	$1,859,390	$2,467,865
Available For Sale
Amortized Cost
U. S. Treasury	$249,363	$3,574,630	$1,434,504	$192,049	$5,450,546
Residential mortgage-backed securities	8	7,729	16,025	7,293,062	7,316,824
States and political subdivisions	261,477	1,464,493	937,127	4,435,538	7,098,635
Other	—	—	—	—	42,427
Total	$510,848	$5,046,852	$2,387,656	$11,920,649	$19,908,432
Estimated Fair Value
U. S. Treasury	$240,361	$3,424,023	$1,244,812	$142,391	$5,051,587
Residential mortgage-backed securities	8	7,527	15,892	6,352,809	6,376,236
States and political subdivisions	261,888	1,470,098	918,563	4,122,806	6,773,355
Other	—	—	—	—	42,427
Total	$502,257	$4,901,648	$2,179,267	$10,618,006	$18,243,605
Sales of Securities. Sales of securities available for sale were as follows:

	2022	2021	2020
Proceeds from sales	$—	$1,999,891	$1,162,352
Gross realized gains	—	69	108,989
Gross realized losses	—	—	—
Tax benefit (expense) related to securities gains/losses	—	(14)	(22,888)

Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	2022	2021	2020
Premium amortization	$(110,997)	$(121,994)	$(126,210)
Discount accretion	13,597	2,752	2,425
Net (premium amortization) discount accretion	$(97,400)	$(119,242)	$(123,785)
Trading Account Securities. Year-end trading account securities, at estimated fair value, were as follows:

	2022	2021
U.S. Treasury	$25,879	$24,237
States and political subdivisions	2,166	925
Total	$28,045	$25,162
Net gains and losses on trading account securities were as follows:

	2022	2021	2020
Net gain on sales transactions	$3,129	$1,014	$1,102
Net mark-to-market gains (losses)	(230)	(75)	85
Net gain on trading account securities	$2,899	$939	$1,187
Note 3 - Loans
Year-end loans, including leases net of unearned discounts, consisted of the following:

	2022	2021
Commercial and industrial	$5,674,798	$5,364,954
Energy:
Production	696,570	878,436
Service	133,542	105,901
Other	95,617	93,455
Total energy	925,729	1,077,792
Paycheck Protection Program	34,852	428,882
Commercial real estate:
Commercial mortgages	6,168,910	5,867,062
Construction	1,477,247	1,304,271
Land	537,168	405,277
Total commercial real estate	8,183,325	7,576,610
Consumer real estate:
Home equity lines of credit	691,841	519,098
Home equity loans	449,507	324,157
Home improvement loans	577,377	428,069
Other	124,814	139,466
Total consumer real estate	1,843,539	1,410,790
Total real estate	10,026,864	8,987,400
Consumer and other	492,726	477,369
Total loans	$17,154,969	$16,336,397
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2022 and 2021, there were no concentrations of loans related to any single industry in excess of 10% of total loans. At such dates, the largest industry concentration was related to the energy industry, which totaled 5.4% of total loans at December 31, 2022 and 6.6% of total loans at December 31, 2021. Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $997.1 million and $103.4 million, respectively, as of December 31, 2022.

Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2022 or 2021.
Overdrafts. Deposit account overdrafts reported as loans totaled $10.3 million and $7.8 million at December 31, 2022 and 2021.
Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). Activity in related party loans during 2022 is presented in the following table. Other changes were primarily related to changes in related-party status.

Balance outstanding at December 31, 2021	$350,538
Principal additions	337,700
Principal payments	(294,857)
Other changes	(2,126)
Balance outstanding at December 31, 2022	$391,255
Accrued Interest Receivable. Accrued interest receivable on loans totaled $68.7 million and $40.0 million at December 31, 2022 and 2021, respectively and is included in accrued interest receivable and other assets in the accompany consolidated balance sheets.
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
Year-end non-accrual loans, segregated by class of loans, were as follows:

	December 31, 2022		December 31, 2021
	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$18,130	$8,514	$22,582	$4,701
Energy	15,224	7,139	14,433	8,533
Commercial real estate:
Buildings, land and other	3,552	1,991	15,297	13,817
Construction	—	—	948	—
Consumer real estate	927	927	440	138
Consumer and other	—	—	13	13
Total	$37,833	$18,571	$53,713	$27,202

The following tables present non-accrual loans as of December 31, 2022 and December 31, 2021 by class and year of origination.

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$—	$1,252	$1,089	$3,242	$1,197	$191	$2,973	$8,186	$18,130
Energy	4,657	—	72	1,386	10	—	7,631	1,468	15,224
Commercial real estate:
Buildings, land and other	1,644	—	—	217	266	1,425	—	—	3,552
Construction	—	—	—	—	—	—	—	—	—
Consumer real estate	—	258	—	—	—	84	—	585	927
Consumer and other	—	—	—	—	—	—	—	—	—
Total	$6,301	$1,510	$1,161	$4,845	$1,473	$1,700	$10,604	$10,239	$37,833

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$636	$3,856	$5,047	$1,820	$765	$353	$4,635	$5,470	$22,582
Energy	—	—	5,358	1,325	—	—	6,931	819	14,433
Commercial real estate:
Buildings, land and other	6,038	307	3,446	814	2,030	2,662	—	—	15,297
Construction	—	948	—	—	—	—	—	—	948
Consumer real estate	—	—	—	—	—	408	—	32	440
Consumer and other	13	—	—	—	—	—	—	—	13
Total	$6,687	$5,111	$13,851	$3,959	$2,795	$3,423	$11,566	$6,321	$53,713
In the tables above, loans reported as 2022 originations as of December 31, 2022 and loans reported as 2021 originations as of December 31, 2021 were, for the most part, first originated in various years prior to 2022 and 2021, respectively, but were renewed in the respective year. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $1.7 million in 2022, $1.8 million in 2021 and $2.9 million in 2020.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of December 31, 2022 is presented in the following table. Despite their past due status, Paycheck Protection Plan loans are fully guaranteed by the SBA.

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$36,167	$12,853	$49,020	$5,625,778	$5,674,798	$5,560
Energy	2,880	7,680	10,560	915,169	925,729	—
Paycheck Protection Program	5,321	13,867	19,188	15,664	34,852	13,867
Commercial real estate:
Buildings, land and other	23,561	5,869	29,430	6,676,648	6,706,078	5,664
Construction	—	—	—	1,477,247	1,477,247	—
Consumer real estate	7,856	2,690	10,546	1,832,993	1,843,539	2,398
Consumer and other	5,155	311	5,466	487,260	492,726	311
Total	$80,940	$43,270	$124,210	$17,030,759	$17,154,969	$27,800
Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses. Troubled debt restructurings that occurred during 2022, 2021 and 2020 are set forth in the following table.

	2022		2021		2020
	Balance at Restructure	Balance at Year-end	Balance at Restructure	Balance at Year-end	Balance at Restructure	Balance at Year-end
Commercial and industrial	$—	$—	$1,312	$1,162	$3,661	$192
Energy	—	—	3,817	721	2,432	2,421
Commercial real estate:
Buildings, land and other	1,155	1,051	1,888	1,862	9,310	4,922
Construction	—	—	—	—	1,017	1,017
Consumer real estate	—	—	—	—	—	—
Consumer and other	—	—	—	—	1,104	—
	$1,155	$1,051	$7,017	$3,745	$17,524	$8,552
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
Additional information related to restructured loans was as follows:

	2022	2021	2020
Restructured loans past due in excess of 90 days at period-end:
Number of loans	—	2	1
Dollar amount of loans	$—	$1,027	$2,008
Restructured loans on non-accrual status at period end	1,051	3,439	8,552
Charge-offs of restructured loans:
Recognized in connection with restructuring	—	—	337
Recognized on previously restructured loans	723	4,278	3,894
Proceeds from sale of restructured loans	1,070	—	—

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

The following tables present weighted-average risk grades for all commercial loans, by class and year of origination/renewal as of December 31, 2022 and 2021. Paycheck Protection Program (“PPP”) loans are excluded as such loans are fully guaranteed by the Small Business Administration (“SBA”).

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk grades 1-8	$1,667,274	$618,756	$485,908	$226,835	$123,768	$192,791	$2,068,891	$51,694	$5,435,917
Risk grade 9	31,275	34,950	3,651	5,400	11,006	1,014	54,856	4,040	146,192
Risk grade 10	2,294	724	845	4,713	1,341	114	23,880	3,685	37,596
Risk grade 11	2,342	1,357	6,720	1,807	1,229	1,644	19,582	2,282	36,963
Risk grade 12	—	1,052	866	2,972	1,177	191	673	5,590	12,521
Risk grade 13	—	200	223	270	20	—	2,300	2,596	5,609
	$1,703,185	$657,039	$498,213	$241,997	$138,541	$195,754	$2,170,182	$69,887	$5,674,798
W/A risk grade	6.37	7.05	6.01	6.59	6.87	5.55	6.26	7.68	6.39
Energy
Risk grades 1-8	$338,050	$99,089	$4,917	$3,138	$2,020	$2,850	$393,957	$43,161	$887,182
Risk grade 9	1,561	1,611	166	562	748	—	6,434	30	11,112
Risk grade 10	—	—	—	428	214	—	—	—	642
Risk grade 11	7,956	162	157	3,145	86	63	—	—	11,569
Risk grade 12	3,995	—	72	1,386	10	—	4,571	806	10,840
Risk grade 13	662	—	—	—	—	—	3,060	662	4,384
	$352,224	$100,862	$5,312	$8,659	$3,078	$2,913	$408,022	$44,659	$925,729
W/A risk grade	6.09	5.65	7.65	9.64	8.02	6.59	5.18	5.69	5.67
Commercial real estate:
Buildings, land, other
Risk grades 1-8	$1,811,069	$1,484,811	$956,567	$708,942	$360,154	$800,944	$111,778	$105,763	$6,340,028
Risk grade 9	52,288	13,139	36,264	22,086	17,699	45,590	652	2,210	189,928
Risk grade 10	26,688	11,150	3,735	9,008	29,683	5,221	5,535	—	91,020
Risk grade 11	10,199	19,073	12,631	4,778	2,525	28,841	2,993	510	81,550
Risk grade 12	1,049	—	—	217	266	1,425	—	—	2,957
Risk grade 13	595	—	—	—	—	—	—	—	595
	$1,901,888	$1,528,173	$1,009,197	$745,031	$410,327	$882,021	$120,958	$108,483	$6,706,078
W/A risk grade	7.01	7.26	7.14	7.01	7.33	6.94	7.38	6.43	7.09
Construction
Risk grades 1-8	$640,948	$489,391	$128,788	$2,236	$486	$1,726	$163,293	$3,144	$1,430,012
Risk grade 9	12,865	2,100	2,100	—	—	—	17,887	—	34,952
Risk grade 10	859	72	—	—	—	—	—	—	931
Risk grade 11	11,352	—	—	—	—	—	—	—	11,352
Risk grade 12	—	—	—	—	—	—	—	—	—
Risk grade 13	—	—	—	—	—	—	—	—	—
	$666,024	$491,563	$130,888	$2,236	$486	$1,726	$181,180	$3,144	$1,477,247
W/A risk grade	7.29	7.03	6.43	7.04	6.00	6.76	7.23	5.03	7.12
Total commercial real estate	$2,567,912	$2,019,736	$1,140,085	$747,267	$410,813	$883,747	$302,138	$111,627	$8,183,325
W/A risk grade	7.08	7.20	7.06	7.01	7.33	6.94	7.29	6.39	7.10

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk grades 1-8	$1,567,883	$657,529	$350,563	$179,209	$146,064	$131,201	$1,987,061	$44,337	$5,063,847
Risk grade 9	32,866	21,094	24,683	26,327	612	11,419	65,131	5,738	187,870
Risk grade 10	27,961	6,273	4,047	4,357	1,021	98	14,091	1,289	59,137
Risk grade 11	1,178	4,572	8,068	2,450	2,460	221	4,714	7,855	31,518
Risk grade 12	456	2,495	3,828	1,756	347	353	613	2,687	12,535
Risk grade 13	180	1,361	1,219	64	418	—	4,022	2,783	10,047
	$1,630,524	$693,324	$392,408	$214,163	$150,922	$143,292	$2,075,632	$64,689	$5,364,954
W/A risk grade	5.91	6.30	6.89	7.06	5.91	5.80	6.21	8.04	6.22
Energy
Risk grades 1-8	$445,489	$8,075	$9,259	$6,441	$3,110	$4,368	$464,454	$67,174	$1,008,370
Risk grade 9	19,274	611	1,775	187	—	724	11,635	2,416	36,622
Risk grade 10	—	101	631	511	—	—	—	530	1,773
Risk grade 11	10,260	752	3,968	1,016	—	546	—	52	16,594
Risk grade 12	—	—	3,888	246	—	—	4,000	819	8,953
Risk grade 13	—	—	1,470	1,079	—	—	2,931	—	5,480
	$475,023	$9,539	$20,991	$9,480	$3,110	$5,638	$483,020	$70,991	$1,077,792
W/A risk grade	6.21	7.81	9.34	8.60	7.12	7.63	5.61	6.46	6.06
Commercial real estate:
Buildings, land, other
Risk grades 1-8	$1,707,550	$1,096,274	$874,130	$533,362	$492,492	$713,268	$52,150	$105,696	$5,574,922
Risk grade 9	16,302	145,340	52,427	43,806	27,188	27,767	4,445	4,258	321,533
Risk grade 10	28,209	13,813	69,643	46,250	64,950	46,582	—	—	269,447
Risk grade 11	3,455	1,321	8,720	7,788	26,107	34,970	3,000	5,779	91,140
Risk grade 12	5,838	307	3,446	814	2,030	2,662	—	—	15,097
Risk grade 13	200	—	—	—	—	—	—	—	200
	$1,761,554	$1,257,055	$1,008,366	$632,020	$612,767	$825,249	$59,595	$115,733	$6,272,339
W/A risk grade	7.19	7.18	7.35	7.39	7.34	7.01	7.06	7.02	7.22
Construction
Risk grades 1-8	$657,471	$262,176	$178,226	$2,339	$38	$1,930	$160,020	$—	$1,262,200
Risk grade 9	35,721	4,956	—	—	446	—	—	—	41,123
Risk grade 10	—	—	—	—	—	—	—	—	—
Risk grade 11	—	—	—	—	—	—	—	—	—
Risk grade 12	—	748	—	—	—	—	—	—	748
Risk grade 13	—	200	—	—	—	—	—	—	200
	$693,192	$268,080	$178,226	$2,339	$484	$1,930	$160,020	$—	$1,304,271
W/A risk grade	7.17	6.56	7.60	7.51	8.92	6.73	6.79	—	7.06
Total commercial real estate	$2,454,746	$1,525,135	$1,186,592	$634,359	$613,251	$827,179	$219,615	$115,733	$7,576,610
W/A risk grade	7.18	7.07	7.39	7.39	7.34	7.00	6.86	7.02	7.19
At December 31, 2022 and 2021, the weighted-average risk grades for “pass grade” (risk grades 1-8) loans were 6.24 and 6.01, respectively, for commercial and industrial; 5.44 and 5.78, respectively, for energy; 6.94 and 6.91, respectively, for commercial real estate - buildings, land and other; and 7.04 and 6.99, respectively, for commercial real estate - construction. Furthermore, in the tables above, there are loans reported as 2022 originations as of December 31, 2022 and 2021 originations as of December 31, 2021 that have risk grades of 11 or higher. These loans were, for the most part, first originated in various years prior to 2022 and 2021, respectively, but were renewed in the respective year.

Information about the payment status of consumer loans, segregated by portfolio segment and year of origination, as of December 31, 2022 and December 31, 2021 was as follows:

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$793	$1,125	$645	$936	$503	$2,087	$565	$1,202	$7,856
Past due 90 or more days	95	258	28	—	129	919	347	914	2,690
Total past due	888	1,383	673	936	632	3,006	912	2,116	10,546
Current loans	403,587	313,222	194,900	70,723	38,904	122,585	678,418	10,654	1,832,993
Total	$404,475	$314,605	$195,573	$71,659	$39,536	$125,591	$679,330	$12,770	$1,843,539
Consumer and other:
Past due 30-89 days	$2,673	$511	$128	$51	$4	$31	$314	$1,443	$5,155
Past due 90 or more days	77	2	—	13	—	—	25	194	311
Total past due	2,750	513	128	64	4	31	339	1,637	5,466
Current loans	59,886	20,887	6,475	2,897	1,271	1,632	372,117	22,095	487,260
Total	$62,636	$21,400	$6,603	$2,961	$1,275	$1,663	$372,456	$23,732	$492,726

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$280	$204	$406	$489	$296	$1,344	$126	$1,732	$4,877
Past due 90 or more days	—	—	—	154	355	828	991	185	2,513
Total past due	280	204	406	643	651	2,172	1,117	1,917	7,390
Current loans	319,042	251,160	95,900	55,893	48,841	116,423	505,333	10,808	1,403,400
Total	$319,322	$251,364	$96,306	$56,536	$49,492	$118,595	$506,450	$12,725	$1,410,790
Consumer and other:
Past due 30-89 days	$1,600	$91	$120	$38	$51	$17	$325	$1,943	$4,185
Past due 90 or more days	548	—	45	—	—	—	34	449	1,076
Total past due	2,148	91	165	38	51	17	359	2,392	5,261
Current loans	46,708	17,843	6,215	2,684	1,708	1,158	371,866	23,926	472,108
Total	$48,856	$17,934	$6,380	$2,722	$1,759	$1,175	$372,225	$26,318	$477,369
Revolving loans that converted to term during 2022 and 2021 were as follows:

	2022	2021
Commercial and industrial	$34,247	$40,099
Energy	3,295	54,996
Commercial real estate:
Buildings, land and other	12,174	68,337
Construction	3,144	—
Consumer real estate	5,381	1,156
Consumer and other	9,200	8,367
Total	$67,441	$172,955
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading

Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 129.7 at December 31, 2022 and 135.7 at December 31, 2021. A lower TLI value implies less favorable economic conditions.
Allowance For Credit Losses - Loans. The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectibility over the loans' contractual terms, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless (i) management has a reasonable expectation that a loan to an individual borrower that is experiencing financial difficulty will be modified or (ii) such extension or renewal options are not unconditionally cancellable by us and, in such cases, the borrower is likely to meet applicable conditions and likely to request extension or renewal. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. The allowance for credit losses is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Expected credit losses for collateral dependent loans, including loans where the borrower is experiencing financial difficulty but foreclosure is not probable, are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.
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
The following table presents details of the allowance for credit losses on loans segregated by loan portfolio segment as of December 31, 2022 and 2021, calculated in accordance with the CECL methodology described above. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
December 31, 2022
Modeled expected credit losses	$61,918	$8,531	$27,013	$7,847	$4,983	$110,292
Q-Factor and other qualitative adjustments	36,237	5,148	61,572	157	2,034	105,148
Specific allocations	6,082	4,383	1,716	—	—	12,181
Total	$104,237	$18,062	$90,301	$8,004	$7,017	$227,621
December 31, 2021
Modeled expected credit losses	$46,946	$6,363	$16,676	$6,484	$6,397	$82,866
Q-Factor and other qualitative adjustments	14,609	5,374	127,860	65	1,440	149,348
Specific allocations	10,536	5,480	400	36	—	16,452
Total	$72,091	$17,217	$144,936	$6,585	$7,837	$248,666
The following table details activity in the allowance for credit losses on loans by portfolio segment for 2022, 2021 and 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
2022
Beginning balance	$72,091	$17,217	$144,936	$6,585	$7,837	$248,666
Credit loss expense (benefit)	34,479	(313)	(54,775)	1,813	13,517	(5,279)
Charge-offs	(6,575)	(371)	(702)	(912)	(24,388)	(32,948)
Recoveries	4,242	1,529	842	518	10,051	17,182
Net (charge-offs) recoveries	(2,333)	1,158	140	(394)	(14,337)	(15,766)
Ending balance	$104,237	$18,062	$90,301	$8,004	$7,017	$227,621
2021
Beginning balance	$73,843	$39,553	$134,892	$7,926	$6,963	$263,177
Credit loss expense (benefit)	(2,160)	(19,207)	8,101	(3,061)	10,230	(6,097)
Charge-offs	(5,513)	(5,331)	(399)	(829)	(18,614)	(30,686)
Recoveries	5,921	2,202	2,342	2,549	9,258	22,272
Net (charge-offs) recoveries	408	(3,129)	1,943	1,720	(9,356)	(8,414)
Ending balance	$72,091	$17,217	$144,936	$6,585	$7,837	$248,666
2020
Beginning balance	$51,593	$37,382	$31,037	$4,113	$8,042	$132,167
Impacting of adopting ASC 326	21,263	(10,453)	(13,519)	2,392	(2,248)	(2,565)
Credit loss expense (benefit)	15,156	85,889	124,427	1,906	9,632	237,010
Charge-offs	(18,908)	(76,107)	(7,499)	(2,186)	(17,830)	(122,530)
Recoveries	4,739	2,842	446	1,701	9,367	19,095
Net (charge-offs) recoveries	(14,169)	(73,265)	(7,053)	(485)	(8,463)	(103,435)
Ending balance	$73,843	$39,553	$134,892	$7,926	$6,963	$263,177

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
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of December 31, 2022 and December 31, 2021.

	December 31, 2022		December 31, 2021
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial and industrial	$18,980	$6,082	$24,523	$10,536
Energy	15,058	4,383	16,393	5,480
Paycheck Protection Program	—	—	—	—
Commercial real estate:
Buildings, land and other	17,711	1,716	24,670	200
Construction	—	—	948	200
Consumer real estate	827	—	303	36
Consumer and other	—	—	—	—
Total	$52,576	$12,181	$66,837	$16,452
Note 4 - Premises and Equipment and Lease Commitments
Year-end premises and equipment were as follows:

	2022	2021
Land	$170,938	$152,219
Buildings	521,280	495,903
Technology, furniture and equipment	236,440	256,323
Leasehold improvements	209,398	192,207
Construction and projects in progress	39,506	14,513
Lease right-of-use assets	288,816	281,438
	1,466,378	1,392,603
Less accumulated depreciation and amortization	(363,683)	(342,272)
Total premises and equipment, net	$1,102,695	$1,050,331
Depreciation of premises and equipment totaled $57.4 million in 2022, $55.1 million 2021 and $49.9 million in 2020.
Lease Commitments. We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $47.7 million in 2022, $45.6 million in 2021 and $46.0 million in 2020.

The components of total lease expense in 2022 and 2021 were as follows:

	2022	2021
Amortization of lease right-of-use assets	$33,285	$32,811
Short-term lease expense	2,208	1,595
Non-lease components (including taxes, insurance, common maintenance, etc.)	12,172	11,203
Total	$47,665	$45,609
Right-of-use lease assets totaled $288.8 million and $281.4 million at December 31, 2022 and 2021, respectively, and are reported as a component of premises and equipment on our accompanying consolidated balance sheets. The related lease liabilities totaled $321.9 million and $313.4 million at December 31, 2022 and 2021, respectively, and are reported as a component of accrued interest payable and other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $32.9 million during 2022 and $32.1 million during 2021. The following table reconciles future undiscounted lease payments due under non-cancelable operating leases (those amounts subject to recognition) to the aggregate operating lessee lease liability as of December 31, 2022:

Future lease payments
2023	$33,685
2024	33,651
2025	33,990
2026	33,600
2027	32,023
Thereafter	232,905
Total undiscounted operating lease liability	399,854
Imputed interest	77,909
Total operating lease liability included in the accompanying balance sheet	$321,945
Weighted-average lease term in years	13.62
Weighted-average discount rate	3.13%
We lease certain buildings and branch facilities from various entities which are controlled by or affiliated with certain directors. Payments related to these leases totaled $327 thousand in 2022, $322 thousand in 2021 and $9.8 million in 2020. The decrease in these lease payments during 2021 compared to 2020 was the result of a director who did not stand for re-election and who has a controlling interest in the entity from which we lease our headquarters building.
Note 5 - Goodwill and Other Intangible Assets
Goodwill. Year-end goodwill was as follows:

	2022	2021
Goodwill	$654,952	$654,952
Other Intangible Assets. Year-end other intangible assets were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
2022
Core deposits	$9,300	$(8,990)	$310
Customer relationships	1,521	(1,445)	76
	$10,821	$(10,435)	$386
2021
Core deposits	$9,300	$(8,582)	$718
Customer relationships	2,385	(2,237)	148
	$11,685	$(10,819)	$866

Other intangible assets are amortized on an accelerated basis over their estimated lives, which range from 5 to 10 years. Amortization expense related to intangible assets totaled $480 thousand in 2022, $697 thousand in 2021, and $918 thousand in 2020. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2022 is as follows:

2023	$283
2024	87
2025	11
2026	5
$386
Note 6 - Deposits
Year-end deposits were as follows:

	2022	2021
Non-interest-bearing demand deposits	$17,598,234	$18,423,018
Interest-bearing deposits:
Savings and interest checking	12,333,675	11,930,959
Money market accounts	12,227,247	11,228,815
Time accounts	1,795,040	1,112,904
Total interest-bearing deposits	26,355,962	24,272,678
Total deposits	$43,954,196	$42,695,696
The following table presents additional information about our year-end deposits:

	2022	2021
Deposits from foreign sources (primarily Mexico)	$1,048,943	$993,479
Non-interest-bearing public funds deposits	788,040	1,235,026
Interest-bearing public funds deposits	758,761	810,863
Total deposits not covered by deposit insurance	23,839,797	24,125,359
Time deposits not covered by deposit insurance	430,128	238,608
Deposits from certain directors, executive officers and their affiliates	153,083	276,556
Scheduled maturities of time deposits at December 31, 2022 were as follows:

2023	$1,381,519
2024	413,521
$1,795,040
Scheduled maturities of time deposits not covered by deposit insurance at December 31, 2022, were as follows:

Due within 3 months or less	$87,254
Due after 3 months and within 6 months	87,035
Due after 6 months and within 12 months	131,503
Due after 12 months	124,336
$430,128

Note 7 - Borrowed Funds
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $51.7 million and $25.9 million at December 31, 2022 and 2021. Securities sold under agreements to repurchase are secured short-term borrowings that typically mature overnight or within thirty to ninety days. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase totaled $4.7 billion and $2.7 billion at December 31, 2022 and 2021.
Subordinated Notes. In March 2017, we issued $100 million of 4.50% subordinated notes that mature on March 17, 2027. The notes, which qualify as Tier 2 capital for Cullen/Frost, bear interest at the rate of 4.50% per annum, payable semi-annually on each March 17 and September 17. The notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries. Unamortized debt issuance costs related to these notes, totaled approximately $665 thousand and $822 thousand December 31, 2022 and 2021. Proceeds from sale of the notes were used for general corporate purposes.
Junior Subordinated Deferrable Interest Debentures. At December 31, 2022 and 2021, we had $123.7 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II (“Trust II”), a wholly owned Delaware statutory business trust. Unamortized debt issuance costs related to Trust II totaled $643 thousand and $701 thousand at December 31, 2022 and 2021. In October 2021, we redeemed $13.4 million of junior subordinated deferrable interest debentures issued to WNB Capital Trust I (“WNB Trust”), a wholly owned Delaware statutory business trust acquired in connection with the acquisition of WNB Bancshares, Inc. (“WNB”) in 2014. Trust II is a variable interest entity for which we are not the primary beneficiary and, as such, its accounts are not included in our consolidated financial statements. This was also the case with WNB Trust prior to its dissolution in 2021. See Note 1 - Summary of Significant Accounting Policies for additional information about our consolidation policy. Details of our transactions with the capital trust are presented below.
Trust II was formed in 2004 for the purpose of issuing $120.0 million of floating rate (three-month LIBOR plus a margin of 1.55%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on March 1, 2034 and are currently redeemable with the approval of the Federal Reserve Board in whole or in part at our option. Distributions on the trust preferred securities are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. Trust II also issued $3.7 million of common equity securities to Cullen/Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $123.7 million of floating rate (three-month LIBOR plus a margin of 1.55%, which was equal to 6.31% and 1.72% at December 31, 2022 and 2021) junior subordinated deferrable interest debentures issued by us, which have terms substantially similar to the trust preferred securities.
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
Although the accounts of Trust II are not included in our consolidated financial statements, the trust preferred securities issued by Trust II are included in the capital of Cullen/Frost for regulatory capital purposes. See Note 9 - Capital and Regulatory Matters.

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

	2022	2021
Commitments to extend credit	$12,137,957	$10,420,142
Standby letters of credit	383,851	238,690
Deferred standby letter of credit fees	2,236	2,072
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
The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures.

	2022	2021	2020
Beginning balance	$50,314	$44,152	$500
Impact of adopting ASC 326	—	—	39,377
Credit loss expense	8,279	6,162	4,275
Ending balance	$58,593	$50,314	$44,152

Credit Card Guarantees. We guarantee the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2022 and 2021, the guarantees totaled approximately $8.0 million and $8.6 million, of which amounts, $897 thousand and $962 thousand were fully collateralized.
Trust Accounts. We hold certain assets which are not included in our consolidated balance sheets including assets held in fiduciary or custodial capacity on behalf of our trust customers. The estimated fair value of trust assets was approximately $43.6 billion and $43.3 billion at December 31, 2022 and 2021, respectively. These assets are primarily composed of equity securities, fixed income securities, alternative investments and cash equivalents, among other things.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital at December 31, 2022 and 2021 included $145.5 million of 4.450% non-cumulative perpetual preferred stock, the details of which is are further discussed below. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at December 31, 2022 or 2021.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowance for credit losses on securities, loans and off-balance sheet exposures. Tier 2 capital for Cullen/Frost also includes trust preferred securities that were excluded from Tier 1 capital and qualified subordinated debt. Cullen/Frost's Tier 2 capital included $120.0 million of trust preferred securities at both December 31, 2022 and 2021. Cullen/Frost's Tier 2 Capital also included $80.0 million at December 31, 2022 and $100.0 million at December 31, 2021 related to the permissible portion of our aggregate $100 million of 4.50% subordinated notes. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
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
As discussed in Note 1 - Significant Accounting Policies, in connection with the adoption of ASC 326, we recognized an after-tax cumulative effect reduction to retained earnings totaling $29.3 million on January 1, 2020. In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We elected to adopt the five-year transition option. Accordingly, CECL transitional amounts have been added back to CET1 totaling $46.2 million and $61.6 million at December 31, 2022 and 2021, respectively.
In April 2020, we began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility (the “PPP Facility”) and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included. Our PPP loans are included in the calculation of our leverage ratio as of December 31, 2022 and 2021 as we did not utilize the PPP Facility for funding purposes.

The following table presents actual and required capital ratios as of December 31, 2022 and December 31, 2021 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Required to be Considered Well Capitalized(1)
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
2022
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$3,751,200	12.85%	$2,042,876	7.00%	N/A	N/A
Frost Bank	3,789,056	13.00	2,040,388	7.00	$1,894,646	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	3,896,652	13.35	2,480,635	8.50	1,751,036	6.00
Frost Bank	3,789,056	13.00	2,477,614	8.50	2,331,872	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	4,330,982	14.84	3,064,313	10.50	2,918,394	10.00
Frost Bank	4,023,386	13.80	3,060,583	10.50	2,914,841	10.00
Leverage Ratio
Cullen/Frost	3,896,652	7.29	2,136,680	4.00	N/A	N/A
Frost Bank	3,789,056	7.09	2,136,316	4.00	2,670,395	5.00
2021
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$3,371,043	13.13%	$1,796,549	7.00%	N/A	N/A
Frost Bank	3,261,532	12.72	1,795,221	7.00	$1,666,991	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	3,516,495	13.70	2,181,523	8.50	1,539,899	6.00
Frost Bank	3,261,532	12.72	2,179,911	8.50	2,051,681	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	3,966,244	15.45	2,694,823	10.50	2,566,498	10.00
Frost Bank	3,491,281	13.61	2,692,831	10.50	2,564,601	10.00
Leverage Ratio
Cullen/Frost	3,516,495	7.34	1,917,533	4.00	N/A	N/A
Frost Bank	3,261,532	6.80	1,917,679	4.00	2,397,099	5.00
____________________
(1)“Well-capitalized” minimum Common Equity Tier 1 to Risk-Weighted Assets and Leverage Ratio are not formally defined under applicable banking regulations for bank holding companies.
As of December 31, 2022, capital levels for Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Based on the ratios presented above, capital levels as of December 31, 2022 for Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of December 31, 2022, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
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
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On January 25, 2023, our board of directors authorized a $100.0 million stock repurchase plan, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. No shares were repurchased under a stock repurchase plan during 2022 or 2021. Under a prior stock repurchase plan, we repurchased, 177,834 shares at a total cost of $13.7 million during 2020.
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
In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2022, Frost Bank could pay aggregate dividends of up to $813.6 million to Cullen/Frost without prior regulatory approval.
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

	2022	2021	2020
Net Income	$579,150	$443,079	$331,151
Less: Preferred stock dividends	6,675	7,157	2,016
Redemption of preferred stock	—	—	5,514
Net income available to common shareholders	572,475	435,922	323,621
Less: Earnings allocated to participating securities	5,210	3,881	3,136
Net earnings allocated to common stock	$567,265	$432,041	$320,485

Distributed earnings allocated to common stock	$207,924	$187,202	$178,863
Undistributed earnings allocated to common stock	359,341	244,839	141,622
Net earnings allocated to common stock	$567,265	$432,041	$320,485

Weighted-average shares outstanding for basic earnings per common share	64,156,870	63,612,658	62,727,053
Dilutive effect of stock compensation	363,648	489,462	276,784
Weighted-average shares outstanding for diluted earnings per common share	64,520,518	64,102,120	63,003,837

Note 11 - Employee Benefit Plans
Retirement Plans
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
We use a December 31 measurement date for our defined benefit plans. Combined activity in our defined benefit pension plans was as follows:

	2022	2021	2020
Change in plan assets:
Fair value of plan assets at beginning of year	$197,747	$182,088	$174,173
Actual return on plan assets	(26,108)	24,908	16,599
Employer contributions	1,114	1,236	1,201
Benefits paid	(10,930)	(10,485)	(9,885)
Fair value of plan assets at end of year	161,823	197,747	182,088
Change in benefit obligation:
Benefit obligation at beginning of year	185,925	197,593	186,641
Interest cost	4,017	3,341	5,010
Actuarial (gain) loss	(35,068)	(4,524)	15,827
Benefits paid	(10,930)	(10,485)	(9,885)
Benefit obligation at end of year	143,944	185,925	197,593
Funded status of the plan at end of year and accrued benefit (liability) recognized	$17,879	$11,822	$(15,505)
Accumulated benefit obligation at end of year	$143,944	$185,925	$197,593
Certain disaggregated information related to our defined benefit pension plans as of year-end was as follows:

	Retirement Plan		Restoration Plan
	2022	2021	2022	2021
Projected benefit obligation	$131,648	$170,389	$12,296	$15,536
Accumulated benefit obligation	131,648	170,389	12,296	15,536
Fair value of plan assets	161,823	197,747	—	—
Funded status of the plan at end of year and accrued benefit (liability) recognized	30,175	27,358	(12,296)	(15,536)
The components of the combined net periodic cost (benefit) for our defined benefit pension plans are presented in the table below.

	2022	2021	2020
Expected return on plan assets, net of expenses	$(13,966)	$(12,839)	$(12,289)
Interest cost on projected benefit obligation	4,017	3,341	5,010
Net amortization and deferral	2,964	6,116	5,319
Net periodic expense (benefit)	$(6,985)	$(3,382)	$(1,960)

Amounts related to our defined benefit pension plans recognized as a component of other comprehensive income were as follows:

	2022	2021	2020
Net actuarial gain (loss)	$(2,041)	$22,709	$(6,199)
Deferred tax (expense) benefit	429	(4,769)	1,302
Other comprehensive income (loss), net of tax	$(1,612)	$17,940	$(4,897)
Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net periodic benefit cost of our defined benefit pension plans are presented in the following table.

	2022	2021
Net actuarial loss	$(43,675)	$(41,634)
Deferred tax benefit	9,172	8,743
Amounts included in accumulated other comprehensive income/loss, net of tax	(34,503)	(32,891)
The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2001.

	2022	2021	2020
Benefit obligations:
Discount rate	5.14%	2.79%	2.43%
Net periodic benefit cost:
Discount rate	2.79%	2.43%	3.20%
Expected return on plan assets	7.25	7.25	7.25
Management uses an asset allocation optimization model to analyze the potential risks and rewards associated with various asset allocation strategies on a quarterly basis. As of December 31, 2022, management’s investment objective for our defined benefit plans is to achieve long-term growth. This strategy provides for a target asset allocation of approximately 64% invested in equity securities, approximately 31% invested in fixed income debt securities with any remainder invested in cash or short-term cash equivalents. The asset allocation optimization process provides portfolio allocations which best represent the potential risk associated with a given asset allocation over a full market cycle. This is used to help management determine an appropriate mix of assets in order to achieve the plan's long term investment goals. The plan assets are reviewed annually to determine if the obligations can be met with the current investment mix and funding strategy.
The major categories of assets in our Retirement Plan as of year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 “Fair Value Measurements and Disclosures,” utilized to measure fair value (see Note 17 - Fair Value Measurements). Our Restoration Plan is unfunded.

	2022	2021
Level 1:
Mutual funds	$154,391	$195,452
Cash and cash equivalents	7,432	2,295
Total fair value of plan assets	$161,823	$197,747
Mutual funds include various equity, fixed-income and blended funds with varying investment strategies. Approximately 67% of mutual fund investments consist of equity investments as of December 31, 2022. The investment objective of equity funds is long-term capital appreciation with current income. The remaining mutual fund investments consist of U.S. fixed-income securities, including investment-grade U.S. Treasury securities, U.S. government agency securities and mortgage-backed securities, corporate bonds and notes and collateralized mortgage obligations. The investment objective of fixed-income funds is to maximize investment return while preserving investment principal. Our investment strategies prohibit selling assets short and the use of derivatives. Additionally, our defined benefit plans do not directly invest in real estate, commodities, or private investments.

The asset allocation optimization model is used to estimate the expected long-term rate of return for a given asset allocation strategy. Expectations of returns for each asset class are based on comprehensive reviews of historical data and economic/financial market theory. During periods with volatile interest rates and equity security prices, the model may call for changes in the allocation of plan investments to achieve desired returns. Management assumed a long-term rate of return of 7.25% in the determination of the net periodic benefit cost for 2022. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by historical real returns, net of inflation, for the asset classes covered by the plan’s investment policy and projections of inflation over the long-term period during which benefits are payable to plan participants.
As of December 31, 2022, expected future benefit payments related to our defined benefit plans were as follows:

2023	$11,864
2024	12,128
2025	12,059
2026	11,995
2027	11,848
2028 through 2032	55,245
$115,139
We expect to contribute $1.2 million to the defined benefit plans during 2023.
Savings Plans
401(k) Stock Purchase Plan and Other Plans. We maintain a 401(k) stock purchase plan that permits each participant to make before-tax contributions in an amount not less than 2% and not exceeding 50% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. We match 100% of the employee’s contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation. Eligible employees must complete 30 days of service in order to enroll and vest in our matching contributions immediately. Our matching contribution is initially invested in the common stock of Cullen/Frost. Employees may immediately reallocate our matching portion, as well as invest their individual contribution, to any of a variety of investment alternatives offered under the 401(k) Plan. We may also make discretionary profit sharing contributions to eligible participants.
All profit sharing contributions to the plan are made at our discretion and may be made without regard to current or accumulated profits. Contributions are generally allocated to eligible participants uniformly, based upon compensation, age and/or other factors. Plan participants self-direct the investment of allocated contributions by choosing from a menu of investment options. Profit sharing contributions are subject to withdrawal restrictions and participants vest in their allocated contributions after three years of service. Expense related to the plan totaled $28.0 million in 2022, $23.8 million in 2021 and $17.9 million in 2020.
We maintain a thrift incentive stock purchase plan and a separate non-qualified profit sharing plan to offer certain employees, whose participation in the 401(k) plan is limited, an alternative means of receiving comparable benefits. Expense related to these plans was not significant during 2022, 2021 and 2020.
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
A combined summary of activity in our active stock plans is presented in the table. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. The target award level for performance stock units granted in 2022, 2021 and 2020 was 35,015, 30,723 and 48,409, respectively. As of December 31, 2022, there were 505,456 shares remaining available for grant for future awards.

	Director Deferred Stock Units Outstanding		Non-Vested Stock Awards/Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares/Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
January 1, 2020	55,370	$74.76	440,647	$90.22	177,288	$83.48	1,980,866	$64.60
Granted	10,428	73.84	151,038	66.79	72,618	57.89	—	—
Exercised/vested	(12,938)	71.09	(117,990)	76.07	(41,755)	69.70	(235,880)	53.23
Forfeited/expired	—	—	(3,336)	91.07	(6,894)	81.33	(5,427)	75.74
December 31, 2020	52,860	75.47	470,359	86.24	201,257	77.18	1,739,559	66.11
Granted	5,940	117.90	95,258	130.36	46,086	121.46	—	—
Exercised/vested	(2,499)	92.03	(88,250)	98.90	(35,131)	92.27	(861,878)	63.14
Forfeited/expired	—	—	(28,030)	87.08	(9,752)	75.70	—	—
December 31, 2021	56,301	79.21	449,337	93.05	202,460	84.71	877,681	69.02
Granted	5,382	133.67	119,176	142.56	52,527	133.40	—	—
Exercised/vested	(16,022)	74.89	(97,154)	94.81	(25,180)	87.18	(261,454)	63.72
Forfeited/expired	—	—	(6,040)	93.28	(16,058)	87.18	—	—
December 31, 2022	45,661	87.15	465,319	105.36	213,749	96.20	616,227	71.27
Options awarded to employees generally have a ten-year life and vest in equal annual installments over a four-year period. Non-vested stock awards/stock units awarded to employees generally have a three-year-cliff vesting period for awards granted in 2022 and 2021 and a four-year-cliff vesting period for awards granted prior to 2021. Deferred stock units awarded to non-employee directors generally have immediate vesting. Upon retirement from our board of directors, non-employee directors will receive one share of our common stock for each deferred stock unit held. Outstanding non-vested stock units and deferred stock units receive equivalent dividend payments as such dividends are declared on our common stock.
Performance stock units represent shares potentially issuable in the future. For performance stock units granted in 2022 and 2021, issuance is based upon the measure of our achievement of growth in adjusted net revenue, averaged over the three-year performance period, compared to the 2022 and 2021 base-year amounts, respectively. Adjusted net revenue for each three-year performance period is calculated as the sum of taxable-equivalent net interest income (excluding the effects of PPP lending) and non-interest income, reduced by non-interest expense (excluding the effects of PPP lending) and net charge-offs. The 2022 and 2021 base-year adjusted net revenue amounts of approximately $713.8 million and $415.9 million, respectively, were calculated as the sum of taxable-equivalent net interest income (excluding the effects of PPP lending) and non-interest income, reduced by non-interest expense (excluding the effects of PPP lending) and the product of average total loans (excluding PPP loans) and 0.30%. The ultimate number of shares issuable under each performance award is the product of the award target and the award payout percentage for the given level of achievement. The level of achievement is measured as the amount by which adjusted net revenue, averaged over a three-year performance period, exceeds the 2022 and 2021 base-year amounts, as applicable, stated as an average growth percentage. The award payout percentages by level of achievement for both the 2022 and 2021 awards are as follows: (i) less than 13% average growth pays out at 0% of target, (ii) 13% average growth pays out at 50% of target, (iii) 19% average growth pays out at 100% of target and (iv) 25% average growth or more pays out at 150% of target. Achievement between the aforementioned average growth percentages will result in an award payout percentage determined based on straight-line interpolation between the percentages.
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
Other information regarding options outstanding and exercisable as of December 31, 2022 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$65.01	to	$70.00	277,131	$65.11	2.82	277,131	$65.11
70.01	to	75.00	117,686	71.39	0.83	117,686	71.39
75.01	to	80.00	221,410	78.92	1.83	221,410	78.92
	Total		616,227	71.27	2.08	616,227	71.27
	Total intrinsic value		$38,470			$38,470
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	2022	2021	2020
New shares issued from available authorized shares	118,389	—	—
Shares issued from available treasury stock	281,421	987,758	408,563
Total	399,810	987,758	408,563

Proceeds from stock option exercises	$16,659	$54,417	$12,557
Intrinsic value of stock options exercised	19,616	43,904	5,365
Fair value of stock awards/units vested	19,308	15,751	12,773
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

	2022	2021	2020
Non-vested stock awards/stock units	$13,162	$9,977	$10,240
Deferred stock-units	720	700	770
Performance stock units	4,440	2,076	2,908
Total	$18,322	$12,753	$13,918
Income tax benefit	$2,969	$1,713	$2,142
Unrecognized stock-based compensation expense and the weighted-average period over which the expense is expected to be recognized at December 31, 2022 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

	Unrecognized Expense	Weighted-Average Number of Years for Expense Recognition
Non-vested stock awards/stock units	$21,770	2.15
Performance stock units	11,078	1.80
Total	$32,848
Valuation of Stock-Based Compensation. For the purposes of recognizing stock-based compensation expense, the fair value of non-vested stock awards/stock units and deferred stock units is generally the market price of the stock on the measurement date, which, for us, is the date of the award. The fair value of performance stock units is determined in a similar manner except that the market price of the stock on the measurement date is discounted by the present value of the dividends expected to be paid on our common stock during the service period of the award because dividend equivalent payments on performance stock units are deferred until such time that the units vest and shares are issued. In applying this discount to the market price of our stock on the measurement date, we assumed we would pay a flat quarterly dividend during the service period equal to our most recent dividend payment, which was $0.87, $0.75 and $0.72 in 2022, 2021 and 2020, respectively, discounted at a weighted-average risk-free rate of 4.45%, 0.77% and 0.19% in 2022, 2021 and 2020, respectively.
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

	2022	2021	2020
Other non-interest income:
Other	$45,217	$48,528	$47,712
Total	$45,217	$48,528	$47,712
Other non-interest expense:
Professional services	$40,908	$34,747	$37,253
Advertising, promotions and public relations	39,994	34,539	34,390
Other	113,319	102,171	94,667
Total	$194,221	$171,457	$166,310
In the ordinary course of business, we transact with certain directors and/or their affiliates. Payments for services provided totaled $545 thousand in 2022, $257 thousand in 2021 and $551 thousand in 2020.

Note 13 - Income Taxes
Income tax expense was as follows:

	2022	2021	2020
Current income tax expense	$94,595	$38,675	$36,002
Deferred income tax expense (benefit)	(4,918)	7,784	(15,832)
Income tax expense, as reported	$89,677	$46,459	$20,170

Effective tax rate	13.4%	9.5%	5.7%
A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income before income taxes is presented in the following table.

	2022	2021	2020
Income tax expense computed at the statutory rate	$140,454	$102,803	$73,777
Effect of tax-exempt interest	(50,602)	(50,740)	(51,624)
Net tax benefit from stock-based compensation	(4,602)	(7,877)	(852)
Tax benefit on dividends paid in our 401k plan	(1,854)	(1,764)	(1,851)
Bank owned life insurance income	(440)	(517)	(783)
Non-deductible FDIC premiums	3,277	2,629	1,790
Non-deductible compensation	2,250	1,773	1,123
Non-deductible meals and entertainment	683	625	786
Asset contribution to a charitable trust	—	—	(2,556)
Tax basis adjustment of premises and equipment	—	(1,026)	—
Other	511	553	360
Income tax expense, as reported	$89,677	$46,459	$20,170
There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.
Year-end deferred taxes are presented in the table below. Deferred taxes are based on the U.S. statutory federal income tax rate of 21%.

	2022	2021
Deferred tax assets:
Lease liabilities under operating leases	$67,608	$65,815
Net unrealized loss on securities available for sale and transferred securities	349,237	—
Allowance for credit losses	60,137	62,819
Net actuarial loss on defined benefit post-retirement benefit plans	9,172	8,743
Stock-based compensation	6,622	6,989
Bonus accrual	11,204	7,506
Deferred loan and lease origination fees	3,675	3,118
Other	6,109	3,834
Total gross deferred tax assets	513,764	158,824
Deferred tax liabilities:
Net unrealized gain on securities available for sale and transferred securities	—	(101,067)
Right-of-use assets under operating leases	(60,651)	(59,415)
Premises and equipment	(45,647)	(49,645)
Intangible assets	(17,732)	(16,595)
Defined benefit post-retirement benefit plans	(12,730)	(11,027)
Other	(2,601)	(2,323)
Total gross deferred tax liabilities	(139,361)	(240,072)
Net deferred tax asset (liability)	$374,403	$(81,248)

No valuation allowance for deferred tax assets was recorded at December 31, 2022 and 2021 as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income. There were no unrecognized tax benefits during any of the reported periods.
We file income tax returns in the U.S. federal jurisdiction. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2019.
Note 14 - Other Comprehensive Income (Loss)
The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
2022
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(2,143,567)	$(450,149)	$(1,693,418)
Change in net unrealized gain on securities transferred to held to maturity	(737)	(155)	(582)
Reclassification adjustment for net (gains) losses included in net income	—	—	—
Total securities available for sale and transferred securities	(2,144,304)	(450,304)	(1,694,000)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(5,005)	(1,051)	(3,954)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	2,964	622	2,342
Total defined-benefit post-retirement benefit plans	(2,041)	(429)	(1,612)
Total other comprehensive income (loss)	$(2,146,345)	$(450,733)	$(1,695,612)

2021
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(231,355)	$(48,585)	$(182,770)
Change in net unrealized gain on securities transferred to held to maturity	(971)	(204)	(767)
Reclassification adjustment for net (gains) losses included in net income	(69)	(14)	(55)
Total securities available for sale and transferred securities	(232,395)	(48,803)	(183,592)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	16,593	3,485	13,108
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	6,116	1,284	4,832
Total defined-benefit post-retirement benefit plans	22,709	4,769	17,940
Total other comprehensive income (loss)	$(209,686)	$(44,034)	$(165,652)

2020
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$427,331	$89,741	$337,590
Change in net unrealized gain on securities transferred to held to maturity	(1,256)	(264)	(992)
Reclassification adjustment for net (gains) losses included in net income	(108,989)	(22,888)	(86,101)
Total securities available for sale and transferred securities	317,086	66,589	250,497
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(11,518)	(2,419)	(9,099)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	5,319	1,117	4,202
Total defined-benefit post-retirement benefit plans	(6,199)	(1,302)	(4,897)
Total other comprehensive income (loss)	$310,887	$65,287	$245,600

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance January 1, 2022	$380,209	$(32,891)	$347,318
Other comprehensive income (loss) before reclassification	(1,694,000)	(3,954)	(1,697,954)
Reclassification of amounts included in net income	—	2,342	2,342
Net other comprehensive income (loss) during period	(1,694,000)	(1,612)	(1,695,612)
Balance December 31, 2022	$(1,313,791)	$(34,503)	$(1,348,294)

Balance January 1, 2021	$563,801	$(50,831)	$512,970
Other comprehensive income (loss) before reclassification	(183,537)	13,108	(170,429)
Reclassification of amounts included in net income	(55)	4,832	4,777
Net other comprehensive income (loss) during period	(183,592)	17,940	(165,652)
Balance December 31, 2021	$380,209	$(32,891)	$347,318

Balance January 1, 2020	$313,304	$(45,934)	$267,370
Other comprehensive income (loss) before reclassification	336,598	(9,099)	327,499
Reclassification of amounts included in net income	(86,101)	4,202	(81,899)
Net other comprehensive income (loss) during period	250,497	(4,897)	245,600
Balance December 31, 2020	$563,801	$(50,831)	$512,970
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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2022 and 2021 are presented in the following table. The fair values of interest rate derivative contracts are estimated utilizing internal valuation methods with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps - assets	$1,614	$19	$—	$—
Loan/lease interest rate swaps - liabilities	—	—	2,426	(34)
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps - assets	1,165,812	70,416	247,592	1,207
Loan/lease interest rate swaps - liabilities	78,798	(1,102)	928,756	(19,142)
Loan/lease interest rate caps - assets	246,442	15,256	270,431	3,239
Customer counterparties:
Loan/lease interest rate swaps - assets	53,570	1,102	928,756	39,864
Loan/lease interest rate swaps - liabilities	1,175,563	(79,175)	247,592	(2,846)
Loan/lease interest rate caps - liabilities	246,442	(15,256)	270,431	(3,239)
The weighted-average rates paid and received for interest rate swaps outstanding at December 31, 2022 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	1.58%	4.12%
Non-hedging interest rate swaps - financial institution counterparties	3.73	5.29
Non-hedging interest rate swaps - customer counterparties	5.28	3.72
The weighted-average strike rate for outstanding interest rate caps was 3.26% at December 31, 2022.

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

		December 31, 2022		December 31, 2021
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil - assets	Barrels	4,024	$27,082	4,809	$14,721
Oil - liabilities	Barrels	6,068	(53,579)	7,032	(73,594)
Natural gas - assets	MMBTUs	16,539	6,220	15,947	4,143
Natural gas - liabilities	MMBTUs	15,682	(19,138)	29,446	(21,249)
Customer counterparties:
Oil - assets	Barrels	6,068	54,219	7,046	74,437
Oil - liabilities	Barrels	4,024	(26,551)	4,796	(14,294)
Natural gas - assets	MMBTUs	15,682	19,164	29,446	21,456
Natural gas - liabilities	MMBTUs	16,539	(6,124)	15,947	(4,124)
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

		December 31, 2022		December 31, 2021
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward/option contracts - assets	EUR	875	$1	1,900	$29
Forward/option contracts - assets	CAD	—	—	658	—
Forward/option contracts - liabilities	EUR	875	(10)	—	—
Customer counterparties:
Forward/option contracts - assets	EUR	875	10	—	—
Forward/option contracts - assets	CAD	—	—	658	4
Forward/option contracts - liabilities	EUR	875	(1)	1,900	(55)
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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2022	2021	2020
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(7)	$(91)	$(111)
Amount of (gain) loss included in other non-interest expense	6	10	9
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

	2022	2021	2020
Non-hedging interest rate derivatives:
Other non-interest income	$1,742	$4,285	$3,413
Other non-interest expense	—	(1)	1
Non-hedging commodity derivatives:
Other non-interest income	2,297	4,052	1,768
Non-hedging foreign currency derivatives:
Other non-interest income	63	39	28
Non-hedging other derivatives:
Other non-interest income	—	—	5,992
During 2020, we sold certain non-hedge related, short-term put options on U.S. Treasury securities and realized gains totaling approximately $6.0 million in connection with the sales. The put options expired without being exercised. These gains are included in the table above as a component of non-hedging other derivatives.
Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by our Asset/Liability Management Committee. Our credit exposure on derivative contracts is limited to the net favorable value of all contracts by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with any of our derivative contracts. Certain derivative contracts with upstream financial institution counterparties may be terminated with respect to a party in the transaction, if such party does not have at least a minimum level rating assigned to either its senior unsecured long-term debt or its deposit obligations by certain third-party rating agencies.
Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $43.6 million at December 31, 2022. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $2.9 million at December 31, 2022. This amount was primarily related to excess collateral we posted to counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 16 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties. At December 31, 2022, the aggregate fair value of securities we posted as collateral related to derivative contracts totaled $8.5 million. We also had $3.2 million in cash collateral related to derivative contracts on deposit with other financial institution counterparties at December 31, 2022.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2022 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2022
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$85,691	$—	$85,691
Commodity swaps and options	33,302	—	33,302
Foreign currency forward/option contracts	1	—	1
Total derivatives	118,994	—	118,994
Resell agreements	87,150	—	87,150
Total	$206,144	$—	$206,144
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$1,102	$—	$1,102
Commodity swaps and options	72,717	—	72,717
Foreign currency forward/option contracts	10	—	10
Total derivatives	73,829	—	73,829
Repurchase agreements	4,660,641	—	4,660,641
Total	$4,734,470	$—	$4,734,470

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2022
Financial assets:
Derivatives:
Counterparty B	$39,370	$(24,500)	$(14,870)	$—
Counterparty E	14,430	(47)	(14,131)	252
Counterparty F	17,297	(17,297)	—	—
Counterparty G	10,660	—	(10,660)	—
Other counterparties	37,237	(20,684)	(16,307)	246
Total derivatives	118,994	(62,528)	(55,968)	498
Resell agreements	87,150	—	(87,150)	—
Total	$206,144	$(62,528)	$(143,118)	$498
Financial liabilities:
Derivatives:
Counterparty B	$24,500	$(24,500)	$—	$—
Counterparty E	47	(47)	—	—
Counterparty F	27,747	(17,297)	(8,479)	1,971
Counterparty G	—	—	—	—
Other counterparties	21,535	(20,684)	(851)	—
Total derivatives	73,829	(62,528)	(9,330)	1,971
Repurchase agreements	4,660,641	—	(4,660,641)	—
Total	$4,734,470	$(62,528)	$(4,669,971)	$1,971
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2021 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2021
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$4,446	$—	$4,446
Commodity swaps and options	18,864	—	18,864
Foreign currency forward/option contracts	29	—	29
Total derivatives	23,339	—	23,339
Resell agreements	7,903	—	7,903
Total	$31,242	$—	$31,242
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$19,176	$—	$19,176
Commodity swaps and options	94,843	—	94,843
Total derivatives	114,019	—	114,019
Repurchase agreements	2,740,799	—	2,740,799
Total	$2,854,818	$—	$2,854,818

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2021
Financial assets:
Derivatives:
Counterparty B	$7,655	$(7,655)	$—	$—
Counterparty E	411	(411)	—	—
Counterparty F	12,078	(12,078)	—	—
Counterparty G	1,783	(1,783)	—	—
Other counterparties	1,412	(1,412)	—	—
Total derivatives	23,339	(23,339)	—	—
Resell agreements	7,903	—	(7,903)	—
Total	$31,242	$(23,339)	$(7,903)	$—
Financial liabilities:
Derivatives:
Counterparty B	$28,130	$(7,655)	$(20,475)	$—
Counterparty E	601	(411)	(190)	—
Counterparty F	20,813	(12,078)	(8,735)	—
Counterparty G	1,789	(1,783)	(6)	—
Other counterparties	62,686	(1,412)	(61,167)	107
Total derivatives	114,019	(23,339)	(90,573)	107
Repurchase agreements	2,740,799	—	(2,740,799)	—
Total	$2,854,818	$(23,339)	$(2,831,372)	$107
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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of December 31, 2022 and December 31, 2021 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2022
Repurchase agreements:
U.S. Treasury	$3,735,061	$—	$—	$—	$3,735,061
Residential mortgage-backed securities	925,580	—	—	—	925,580
Total borrowings	$4,660,641	$—	$—	$—	$4,660,641
Gross amount of recognized liabilities for repurchase agreements					$4,660,641
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2021
Repurchase agreements:
U.S. Treasury	$1,342,591	$—	$—	$—	$1,342,591
Residential mortgage-backed securities	1,398,208	—	—	—	1,398,208
Total borrowings	$2,740,799	$—	$—	$—	$2,740,799
Gross amount of recognized liabilities for repurchase agreements					$2,740,799
Amounts related to agreements not included in offsetting disclosures above					$—

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
The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2022
Securities available for sale:
U.S. Treasury	$5,051,587	$—	$—	$5,051,587
Residential mortgage-backed securities	—	6,376,236	—	6,376,236
States and political subdivisions	—	6,773,355	—	6,773,355
Other	—	42,427	—	42,427
Trading account securities:
U.S. Treasury	25,879	—	—	25,879
States and political subdivisions	—	2,166	—	2,166
Derivative assets:
Interest rate swaps, caps and floors	—	86,793	—	86,793
Commodity swaps and options	—	106,685	—	106,685
Foreign currency forward/option contracts	11	—	—	11
Derivative liabilities:
Interest rate swaps, caps and floors	—	95,533	—	95,533
Commodity swaps and options	—	105,392	—	105,392
Foreign currency forward/option contracts	11	—	—	11

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2021
Securities available for sale:
U.S. Treasury	$2,179,433	$—	$—	$2,179,433
Residential mortgage-backed securities	—	4,066,265	—	4,066,265
States and political subdivisions	—	7,636,571	—	7,636,571
Other	—	42,359	—	42,359
Trading account securities:
U.S. Treasury	24,237	—	—	24,237
States and political subdivisions	—	925	—	925
Derivative assets:
Interest rate swaps, caps and floors	—	44,310	—	44,310
Commodity swaps and options	—	114,757	—	114,757
Foreign currency forward contracts	33	—	—	33
Derivative liabilities:
Interest rate swaps, caps and floors	—	25,261	—	25,261
Commodity swaps and options	—	113,261	—	113,261
Foreign currency forward contracts	55	—	—	55
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
The following table presents collateral dependent loans that were remeasured and reported at fair value through a specific allocation of the allowance for credit losses on loans based upon the fair value of the underlying collateral:

	2022	2021	2020
Level 2
Carrying value before allocations	$6,237	$1,333	$1,559
Specific (allocations) reversals of prior allocations	(1,480)	214	(450)
Fair value	$4,757	$1,547	$1,109
Level 3
Carrying value before allocations	$8,156	$16,074	$34,302
Specific (allocations) reversals of prior allocations	625	(5,178)	(11,151)
Fair value	$8,781	$10,896	$23,151
Non-Financial Assets and Non-Financial Liabilities: We do not have any non-financial assets or non-financial liabilities measured at fair value on a recurring basis. From time to time, non-financial assets measured at fair value on a non-recurring basis may include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense. Such fair value measurements were not significant during the reported periods. Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for credit losses on loans and generally do not, and did not during the reported periods, significantly impact our credit loss expense. Regulatory guidelines require us to reevaluate the fair value of other real estate owned on at least an annual basis. While our policy is to comply with the regulatory guidelines, our general practice is to reevaluate the fair value of collateral supporting impaired collateral dependent loans on a quarterly basis. Thus, appraisals are generally not considered to be outdated, and we typically do not make any adjustments to the appraised values.
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
The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	December 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$12,028,132	$12,028,132	$16,583,000	$16,583,000
Securities held to maturity	2,639,083	2,467,865	1,749,179	1,809,143
Cash surrender value of life insurance policies	190,188	190,188	190,139	190,139
Accrued interest receivable	243,682	243,682	179,111	179,111
Level 3 inputs:
Loans, net	16,927,348	16,343,417	16,087,731	16,079,454
Financial liabilities:
Level 2 inputs:
Deposits	43,954,196	43,920,741	42,695,696	41,343,426
Federal funds purchased	51,650	51,650	25,925	25,925
Repurchase agreements	4,660,641	4,660,641	2,740,799	2,740,799
Junior subordinated deferrable interest debentures	123,069	123,712	123,011	123,712
Subordinated notes	99,335	97,014	99,178	111,430
Accrued interest payable	18,444	18,444	3,026	3,026
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
Financial results by operating segment are detailed below. Certain prior period amounts have been reclassified to conform to the current presentation. Frost Wealth Advisors excludes off-balance-sheet managed and custody assets with a total fair value of $43.6 billion, $43.3 billion and $38.6 billion at December 31, 2022, 2021 and 2020.

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2022
Net interest income (expense)	$1,295,467	$4,645	$(8,829)	$1,291,283
Credit loss expense	3,000	—	—	3,000
Non-interest income	230,876	175,874	(1,932)	404,818
Non-interest expense	886,421	132,009	5,844	1,024,274
Income (loss) before income taxes	636,922	48,510	(16,605)	668,827
Income tax expense (benefit)	85,127	10,187	(5,637)	89,677
Net income (loss)	551,795	38,323	(10,968)	579,150
Preferred stock dividends	—	—	6,675	6,675
Net income (loss) available to common shareholders	$551,795	$38,323	$(17,643)	$572,475
Revenues from (expenses to) external customers	$1,526,343	$180,519	$(10,761)	$1,696,101
Average assets (in millions)	$51,448	$57	$8	$51,513

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2021
Net interest income (expense)	$989,870	$2,138	$(7,141)	$984,867
Credit loss expense	54	9	—	63
Non-interest income	220,662	167,442	(1,376)	386,728
Non-interest expense	753,719	122,972	5,303	881,994
Income (loss) before income taxes	456,759	46,599	(13,820)	489,538
Income tax expense (benefit)	41,483	9,786	(4,810)	46,459
Net income (loss)	415,276	36,813	(9,010)	443,079
Preferred stock dividends	—	—	7,157	7,157
Net income (loss) available to common shareholders	$415,276	$36,813	$(16,167)	$435,922
Revenues from (expenses to) external customers	$1,210,532	$169,580	$(8,517)	$1,371,595
Average assets (in millions)	$45,903	$70	$10	$45,983
2020
Net interest income (expense)	$981,441	$2,776	$(8,216)	$976,001
Credit loss expense	241,230	—	—	241,230
Non-interest income	321,136	145,268	(950)	465,454
Non-interest expense	718,519	123,630	6,755	848,904
Income (loss) before income taxes	342,828	24,414	(15,921)	351,321
Income tax expense (benefit)	20,347	5,127	(5,304)	20,170
Net income (loss)	322,481	19,287	(10,617)	331,151
Preferred stock dividends	—	—	2,016	2,016
Redemption of preferred stock	—	—	5,514	5,514
Net income (loss) available to common shareholders	$322,481	$19,287	$(18,147)	$323,621
Revenues from (expenses to) external customers	$1,302,577	$148,044	$(9,166)	$1,441,455
Average assets (in millions)	$37,892	$59	$10	$37,961

Note 19 - Condensed Financial Statements of Parent Company
Condensed financial statements pertaining only to Cullen/Frost Bankers, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.
Condensed Balance Sheets

	December 31,
	2022	2021
Assets:
Cash	$311,944	$471,875
Total cash and cash equivalents	311,944	471,875
Investment in subsidiaries	3,065,114	4,222,288
Accrued interest receivable and other assets	1,142	2,228
Total assets	$3,378,200	$4,696,391
Liabilities:
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	$123,069	$123,011
Subordinated notes, net of unamortized issuance costs	99,335	99,178
Accrued interest payable and other liabilities	18,568	34,647
Total liabilities	240,972	256,836
Shareholders’ Equity	3,137,228	4,439,555
Total liabilities and shareholders’ equity	$3,378,200	$4,696,391
Condensed Statements of Income

	Year Ended December 31,
	2022	2021	2020
Income:
Dividend income paid by Frost Bank	$51,711	$219,386	$298,884
Dividend income paid by non-banks	109	473	736
Interest and other income	—	101	446
Total income	51,820	219,960	300,066
Expenses:
Interest expense	8,829	7,141	8,216
Salaries and employee benefits	1,605	1,499	1,581
Other	6,316	5,867	6,833
Total expenses	16,750	14,507	16,630
Income before income taxes and equity in undistributed earnings of subsidiaries	35,070	205,453	283,436
Income tax benefit	5,641	4,899	5,406
Equity in undistributed earnings of subsidiaries	538,439	232,727	42,309
Net income	579,150	443,079	331,151
Preferred stock dividends	6,675	7,157	2,016
Redemption of preferred stock	—	—	5,514
Net income available to common shareholders	$572,475	$435,922	$323,621

Condensed Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
Operating Activities:
Net income	$579,150	$443,079	$331,151
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(538,439)	(232,727)	(42,309)
Stock-based compensation	720	700	770
Net tax benefit from stock-based compensation	472	278	370
Net change in other assets and other liabilities	(15,249)	23,890	(8,937)
Net cash from operating activities	26,654	235,220	281,045

Investing Activities:
Redemption of investment in non-bank subsidiary	—	406	—
Net cash from investing activities	—	406	—

Financing Activities:
Principal payments on long-term borrowings	—	(13,403)	—
Redemption of Series A preferred stock	—	—	(150,000)
Proceeds from issuance of Series B preferred stock	—	—	145,452
Proceeds from stock option exercises	16,659	54,417	12,557
Proceeds from stock-based compensation activities of subsidiaries	17,602	12,053	13,148
Purchase of treasury stock	(4,391)	(3,864)	(15,785)
Treasury stock issued to 401(k) stock purchase plan	—	1,749	10,307
Cash dividends paid on preferred stock	(6,675)	(7,157)	(2,016)
Cash dividends paid on common stock	(209,780)	(188,786)	(180,584)
Net cash from financing activities	(186,585)	(144,991)	(166,921)
Net change in cash and cash equivalents	(159,931)	90,635	114,124
Cash and cash equivalents at beginning of year	471,875	381,240	267,116
Cash and cash equivalents at end of year	$311,944	$471,875	$381,240
Note 20 - Accounting Standards Updates
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
ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04 was effective upon issuance and, based upon the amendments provided in ASU 2022-06 discussed below, can generally be applied through December 31, 2024. The adoption of ASU 2020-04 did not significantly impact our financial statements.
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

ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” ASU 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and, based upon the amendments provided in ASU 2022-06 discussed below, can generally be applied through December 31, 2024. The adoption of ASU 2021-01 did not significantly impact our financial statements.
ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method.” Under prior guidance, entities can apply the last-of-layer hedging method to hedge the exposure of a closed portfolio of prepayable financial assets to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 expands the last-of-layer method, which permits only one hedge layer, to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. ASU 2022-01 also (i) expands the scope of the portfolio layer method to include non-prepayable financial assets, (ii) specifies eligible hedging instruments in a single-layer hedge, (iii) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method and (iv) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. ASU 2022-01 will be effective for us on January 1, 2023. The adoption of ASU 2022-01 is not expected to have a significant impact on our financial statements.
ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 3126-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 will be effective for us on January 1, 2023. The adoption of ASU 2022-02 is not expected to have a significant impact on our financial statements.
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
ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01, which are discussed above. ASU 2022-06, which was effective upon issuance, defers the sunset date of this prior guidance from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief guidance in Topic 848. The adoption of ASU 2022-06 did not significantly impact our financial statements.

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
As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 framework”). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2022, based on those criteria.
Ernst & Young LLP, San Antonio, Texas, (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cullen/Frost Bankers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Cullen/Frost Bankers, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cullen/Frost Bankers, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 3, 2023 expressed an unqualified opinion thereon.

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
February 3, 2023
ITEM 9B. OTHER INFORMATION
None
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Cullen/Frost Bankers, Inc.		10-Q	001-13221	3.1	7/26/2006
3.2	Amended and Restated Bylaws of Cullen/Frost Bankers, Inc.		8-K	001-13221	3.1	7/31/2020
3.3	Certificate of Designations of 4.450% Non-Cumulative Perpetual Perpetual Preferred Stock, Series B		8-A	001-13221	3.3	11/19/2020
4.1	Description of Registrant's Securities	X
4.2P(1)	Instruments Defining the Rights of Holders of Long-Term Debt
10.1(2)	Cullen/Frost Bankers, Inc. Restoration Plan		10-K	001-13221	10.1	2/6/2019
10.2(2)	Amendment No. 1 to the Cullen/Frost Bankers, Inc. Restoration Plan		10-K	001-13221	10.2	2/6/2019
10.3(2)	Thrift Incentive Stock Purchase Plan for Certain Employees of Cullen/Frost Bankers, Inc.		10-K	001-13221	10.3	2/6/2019
10.4(2)	Cullen/Frost Restoration Profit Sharing Plan		10-K	001-13221	10.7	2/6/2019
10.5(2)	Amendment No. 1 to the Cullen/Frost Restoration Profit Sharing Plan		10-K	001-13221	10.8	2/6/2019
10.6(2)	2005 Omnibus Incentive Plan		DEF 14A	001-13221	Annex A	3/20/2013
10.7(2)	2007 Outside Director Incentive Plan		S-8	333-143397	4.4	5/31/2007
10.8(2)	2015 Omnibus Incentive Plan		DEF 14A	001-13221	Annex A	3/23/2015
10.9(2)	Amendment to the 2015 Omnibus Incentive Plan		10-K	001-13221	10.12	2/3/2017
10.10(2)	Form of Non-Qualified Stock Option Award Agreement - 2005 Plan		10-Q	001-13221	10.1	7/28/2022
10.11(2)	Form of Non-Qualified Stock Option Award Agreement - 2015 Plan		10-Q	001-13221	10.2	7/28/2022
10.12(2)	Form of Restricted Stock Unit Award Agreement - 4 Year Award		10-Q	001-13221	10.3	7/28/2022
10.13(2)	Form of Restricted Stock Unit Award Agreement - 3 Year Award		10-Q	001-13221	10.4	7/28/2022
10.14(2)	Form of Performance Stock Unit Award Agreement - 2019		10-Q	001-13221	10.5	7/28/2022
10.15(2)	Form of Performance Stock Unit Award Agreement - 2020		10-Q	001-13221	10.6	7/28/2022
10.16(2)	Form of Performance Stock Unit Award Agreement - 2021		10-Q	001-13221	10.7	7/28/2022
10.17(2)	Form of Performance Stock Unit Award Agreement - 2022	X
10.18(2)	Form of Deferred Stock Unit Award Agreement with Outside Directors		10-Q	001-13221	10.8	7/28/2022
10.19(2)	Executive Change-in-Control Severance Plan		10-Q	001-13221	10.1	10/28/2021
21.1	Subsidiaries of Cullen/Frost Bankers, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

24.1	Power of Attorney	X
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	X
32.1(3)	Section 1350 Certification of the Chief Executive Officer	X
32.2(3)	Section 1350 Certification of the Chief Financial Officer	X
101.INS(4)	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104(5)	Cover Page Interactive Data File
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

Date:	February 3, 2023	CULLEN/FROST BANKERS, INC.
(Registrant)

		By:	/s/ JERRY SALINAS
Jerry Salinas Group Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILLIP D. GREEN*	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 3, 2023
Phillip D. Green

/s/ JERRY SALINAS	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 3, 2023
Jerry Salinas

/s/ CARLOS ALVAREZ*	Director	February 3, 2023
Carlos Alvarez

/s/ CHRIS M. AVERY*	Director	February 3, 2023
Chris M. Avery

/s/ ANTHONY R. CHASE*	Director	February 3, 2023
Anthony R. Chase

/s/ CYNTHIA J. COMPARIN*	Director	February 3, 2023
Cynthia J. Comparin

/s/ SAMUEL G. DAWSON*	Director	February 3, 2023
Samuel G. Dawson

/s/ CRAWFORD H. EDWARDS*	Director	February 3, 2023
Crawford H. Edwards

/s/ PATRICK B. FROST*	Director and President of Frost Bank	February 3, 2023
Patrick B. Frost

/s/ DAVID J. HAEMISEGGER*	Director	February 3, 2023
David J. Haemisegger

/s/ CHARLES W. MATTHEWS*	Director	February 3, 2023
Charles W. Matthews

/s/ JOSEPH A. PIERCE*	Director	February 3, 2023
Joseph A. Pierce

/s/ LINDA B. RUTHERFORD*	Director	February 3, 2023
Linda B. Rutherford

/s/ JACK WILLOME*	Director	February 3, 2023
Jack Willome

*By: /s/ JERRY SALINAS	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 3, 2023
Jerry Salinas As attorney-in-fact for the persons indicated