Form 10-Q
period 2023-03-31
CULLEN/FROST BANKERS, INC.
filed 2023-04-27
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2023
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 20, 2023, there were 64,398,599 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
March 31, 2023

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2023	December 31, 2022
Assets:
Cash and due from banks	$640,201	$691,553
Interest-bearing deposits	8,571,723	11,128,902
Federal funds sold	5,200	120,527
Resell agreements	84,650	87,150
Total cash and cash equivalents	9,301,774	12,028,132
Securities held to maturity, net of allowance for credit losses of $262 at March 31, 2023 and $158 at December 31, 2022	3,711,579	2,639,083
Securities available for sale, at estimated fair value	17,981,830	18,243,605
Trading account securities	28,735	28,045
Loans, net of unearned discounts	17,486,020	17,154,969
Less: Allowance for credit losses on loans	(231,514)	(227,621)
Net loans	17,254,506	16,927,348
Premises and equipment, net	1,130,594	1,102,695
Goodwill	654,952	654,952
Other intangible assets, net	290	386
Cash surrender value of life insurance policies	190,601	190,188
Accrued interest receivable and other assets	990,797	1,077,942
Total assets	$51,245,658	$52,892,376

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$15,995,499	$17,598,234
Interest-bearing deposits	26,188,656	26,355,962
Total deposits	42,184,155	43,954,196
Federal funds purchased	57,450	51,650
Repurchase agreements	4,237,444	4,660,641
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	123,083	123,069
Subordinated notes, net of unamortized issuance costs	99,374	99,335
Accrued interest payable and other liabilities	1,076,351	866,257
Total liabilities	47,777,857	49,755,148

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 150,000 Series B shares ($1,000 liquidation preference) issued at March 31, 2023 and December 31, 2022	145,452	145,452
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,404,582 shares issued at March 31, 2023 and 64,354,695 at December 31, 2022	644	643
Additional paid-in capital	1,035,961	1,029,756
Retained earnings	3,428,991	3,309,671
Accumulated other comprehensive income (loss), net of tax	(1,142,138)	(1,348,294)
Treasury stock, at cost; 8,683 shares at March 31, 2023	(1,109)	—
Total shareholders’ equity	3,467,801	3,137,228
Total liabilities and shareholders’ equity	$51,245,658	$52,892,376
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Interest income:
Loans, including fees	$269,715	$149,977
Securities:
Taxable	97,775	43,058
Tax-exempt	66,634	56,866
Interest-bearing deposits	99,245	6,343
Federal funds sold	758	13
Resell agreements	1,068	4
Total interest income	535,195	256,261
Interest expense:
Deposits	97,989	4,912
Federal funds purchased	583	12
Repurchase agreements	33,651	518
Junior subordinated deferrable interest debentures	1,988	584
Subordinated notes	1,164	1,164
Total interest expense	135,375	7,190
Net interest income	399,820	249,071
Credit loss expense	9,104	—
Net interest income after credit loss expense	390,716	249,071
Non-interest income:
Trust and investment management fees	36,144	38,656
Service charges on deposit accounts	21,879	22,740
Insurance commissions and fees	18,952	16,608
Interchange and card transaction fees	4,889	4,226
Other charges, commissions and fees	11,704	9,627
Net gain (loss) on securities transactions	21	—
Other	11,676	9,533
Total non-interest income	105,265	101,390
Non-interest expense:
Salaries and wages	130,345	111,329
Employee benefits	33,922	24,220
Net occupancy	30,349	27,411
Technology, furniture and equipment	32,481	29,157
Deposit insurance	6,245	3,633
Intangible amortization	96	146
Other	51,704	42,836
Total non-interest expense	285,142	238,732
Income before income taxes	210,839	111,729
Income taxes	33,186	12,627
Net income	177,653	99,102
Preferred stock dividends	1,669	1,669
Net income available to common shareholders	$175,984	$97,433

Earnings per common share:
Basic	$2.71	$1.51
Diluted	2.70	1.50
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$177,653	$99,102
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	260,269	(910,795)
Change in net unrealized gain on securities transferred to held to maturity	(160)	(209)
Reclassification adjustment for net (gains) losses included in net income	(21)	—
Total securities available for sale and transferred securities	260,088	(911,004)
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	870	741
Total defined-benefit post-retirement benefit plans	870	741
Other comprehensive income (loss), before tax	260,958	(910,263)
Deferred tax expense (benefit)	54,802	(191,155)
Other comprehensive income (loss), net of tax	206,156	(719,108)
Comprehensive income (loss)	$383,809	$(620,006)
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Three months ended:
March 31, 2023
Balance at beginning of period	$145,452	$643	$1,029,756	$3,309,671	$(1,348,294)	$—	$3,137,228
Net income	—	—	—	177,653	—	—	177,653
Other comprehensive income (loss), net of tax	—	—	—	—	206,156	—	206,156
Stock option exercises/stock unit conversions (50,387 shares)	—	1	1,463	(28)	—	64	1,500
Stock-based compensation expense recognized in earnings	—	—	4,742	—	—	—	4,742
Purchase of treasury stock (9,183 shares)	—	—	—	—	—	(1,173)	(1,173)
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,669)	—	—	(1,669)
Cash dividends – common stock ($0.87 per share)	—	—	—	(56,636)	—	—	(56,636)
Balance at end of period	$145,452	$644	$1,035,961	$3,428,991	$(1,142,138)	$(1,109)	$3,467,801

March 31, 2022
Balance at beginning of period	$145,452	$642	$1,009,921	$2,956,966	$347,318	$(20,744)	$4,439,555
Net income	—	—	—	99,102	—	—	99,102
Other comprehensive income (loss), net of tax	—	—	—	—	(719,108)	—	(719,108)
Stock option exercises/stock unit conversions (115,430 shares)	—	—	—	(3,314)	—	9,053	5,739
Stock-based compensation expense recognized in earnings	—	—	2,112	—	—	—	2,112
Purchase of treasury stock (7,459 shares)	—	—	—	—	—	(996)	(996)
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,669)	—	—	(1,669)
Cash dividends – common stock ($0.75 per share)	—	—	—	(48,443)	—	—	(48,443)
Balance at end of period	$145,452	$642	$1,012,033	$3,002,642	$(371,790)	$(12,687)	$3,776,292
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net income	$177,653	$99,102
Adjustments to reconcile net income to net cash from operating activities:
Credit loss expense	9,104	—
Deferred tax expense (benefit)	(1,809)	(432)
Accretion of loan discounts	(5,125)	(2,945)
Securities premium amortization (discount accretion), net	20,520	27,654
Net (gain) loss on securities transactions	(21)	—
Depreciation and amortization	18,472	17,551
Net (gain) loss on sale/write-down of assets/foreclosed assets	(284)	130
Stock-based compensation	4,742	2,112
Net tax benefit from stock-based compensation	342	1,244
Earnings on life insurance policies	(625)	(533)
Net change in:
Trading account securities	1,739	139
Lease right-of-use assets	4,952	5,970
Accrued interest receivable and other assets	132,345	(55,232)
Accrued interest payable and other liabilities	(193,659)	238,065
Net cash from operating activities	168,346	332,825
Investing Activities:
Securities held to maturity:
Purchases	(839,794)	(31,545)
Maturities, calls and principal repayments	67,311	111,211
Securities available for sale:
Purchases	(7,308,338)	(3,356,279)
Sales	884,273	—
Maturities, calls and principal repayments	6,926,125	236,032
Net change in loans	(334,708)	(209,490)
Benefits received on life insurance policies	212	1,201
Proceeds from sales of premises and equipment	1,176	1
Purchases of premises and equipment	(46,103)	(12,374)
Proceeds from sales of repossessed properties	558	1,543
Net cash from investing activities	(649,288)	(3,259,700)
Financing Activities:
Net change in deposits	(1,770,041)	1,735,233
Net change in short-term borrowings	(417,397)	(888,906)
Proceeds from stock option exercises	1,500	5,739
Purchase of treasury stock	(1,173)	(996)
Cash dividends paid on preferred stock	(1,669)	(1,669)
Cash dividends paid on common stock	(56,636)	(48,443)
Net cash from financing activities	(2,245,416)	800,958
Net change in cash and cash equivalents	(2,726,358)	(2,125,917)
Cash and cash equivalents at beginning of period	12,028,132	16,583,000
Cash and cash equivalents at end of period	$9,301,774	$14,457,083

See accompanying Notes to Consolidated Financial Statements.

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
The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of our financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the SEC on February 3, 2023 (the “2022 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
Cash Flow Reporting. Additional cash flow information was as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for interest	$129,207	$8,069
Cash paid for income taxes	—	—
Significant non-cash transactions:
Unsettled securities transactions	303,242	78,769
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	2,879	4,013
Accounting Changes, Reclassifications and Restatements. Certain items in prior financial statements have been reclassified to conform to the current presentation.

Note 2 - Securities
Securities - Held to Maturity. A summary of the amortized cost, fair value and allowance for credit losses related to securities held to maturity as of March 31, 2023 and December 31, 2022 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses	Net Carrying Amount
March 31, 2023
Residential mortgage-backed securities	$1,273,079	$3,859	$56,728	$1,220,210	$—	$1,273,079
States and political subdivisions	2,437,262	30,964	88,103	2,380,123	(262)	2,437,000
Other	1,500	—	76	1,424	—	1,500
Total	$3,711,841	$34,823	$144,907	$3,601,757	$(262)	$3,711,579
December 31, 2022
Residential mortgage-backed securities	$526,122	$—	$65,322	$460,800	$—	$526,122
States and political subdivisions	2,111,619	13,048	119,033	2,005,634	(158)	2,111,461
Other	1,500	—	69	1,431	—	1,500
Total	$2,639,241	$13,048	$184,424	$2,467,865	$(158)	$2,639,083
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. The carrying value of held-to-maturity securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $438.0 million and $256.3 million at March 31, 2023 and December 31, 2022, respectively. Accrued interest receivable on held-to-maturity securities totaled $20.6 million and $30.2 million at March 31, 2023 and December 31, 2022, respectively and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
From time to time, we have reclassified certain securities from available for sale to held to maturity. The net unamortized, unrealized gain remaining on transferred securities included in accumulated other comprehensive income in the accompanying balance sheet totaled $1.6 million ($1.3 million, net of tax) at March 31, 2023 and $1.8 million ($1.4 million, net of tax) at December 31, 2022. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by States and political subdivisions and other securities as of March 31, 2023 and December 31, 2022:

	States and Political Subdivisions
	Not Guaranteed or Pre-Refunded	Guaranteed by the Texas PSF	Guaranteed by Third Party	Pre-Refunded	Total	Other Securities
March 31, 2023
Aaa/AAA	$302,021	$1,557,444	$7,476	$59,123	$1,926,064	$—
Aa/AA	506,432	—	4,766	—	511,198	—
Not rated	—	—	—	—	—	1,500
Total	$808,453	$1,557,444	$12,242	$59,123	$2,437,262	$1,500
December 31, 2022
Aaa/AAA	$273,201	$1,422,442	$—	$121,961	$1,817,604	$—
Aa/AA	294,015	—	—	—	294,015	—
Not rated	—	—	—	—	—	1,500
Total	$567,216	$1,422,442	$—	$121,961	$2,111,619	$1,500

The following table details activity in the allowance for credit losses on held-to-maturity securities during the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Beginning balance	$158	$158
Credit loss expense (benefit)	104	—
Ending balance	$262	$158
Securities - Available for Sale. A summary of the amortized cost, fair value and allowance for credit losses related to securities available for sale as of March 31, 2023 and December 31, 2022 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
March 31, 2023
U.S. Treasury	$5,453,585	$—	$325,489	$—	$5,128,096
Residential mortgage-backed securities	7,857,669	13,622	848,349	—	7,022,942
States and political subdivisions	6,032,658	12,526	256,889	—	5,788,295
Other	42,497	—	—	—	42,497
Total	$19,386,409	$26,148	$1,430,727	$—	$17,981,830
December 31, 2022
U.S. Treasury	$5,450,546	$—	$398,959	$—	$5,051,587
Residential mortgage-backed securities	7,316,824	8,050	948,638	—	6,376,236
States and political subdivisions	7,098,635	9,108	334,388	—	6,773,355
Other	42,427	—	—	—	42,427
Total	$19,908,432	$17,158	$1,681,985	$—	$18,243,605
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At March 31, 2023, all of the securities in our available for sale municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 75.9% are either guaranteed by the PSF or have been pre-refunded. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of available-for-sale securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $6.9 billion and $8.0 billion at March 31, 2023 and December 31, 2022, respectively. Accrued interest receivable on available-for-sale securities totaled $91.4 million and $140.6 million at March 31, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The table below summarizes, as of March 31, 2023, securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by type of security and length of time in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury	$2,033,194	$44,859	$3,094,902	$280,630	$5,128,096	$325,489
Residential mortgage-backed securities	1,665,095	36,196	4,330,689	812,153	5,995,784	848,349
States and political subdivisions	2,253,851	23,095	1,455,154	233,794	3,709,005	256,889
Total	$5,952,140	$104,150	$8,880,745	$1,326,577	$14,832,885	$1,430,727
As of March 31, 2023, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.
Contractual Maturities. The following table summarizes the maturity distribution schedule of securities held to maturity and securities available for sale as of March 31, 2023. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
Held To Maturity
Amortized Cost
Residential mortgage-backed securities	$—	$—	$513,796	$759,283	$1,273,079
States and political subdivisions	72,953	17,842	21,713	2,324,754	2,437,262
Other	—	1,500	—	—	1,500
Total	$72,953	$19,342	$535,509	$3,084,037	$3,711,841
Estimated Fair Value
Residential mortgage-backed securities	$—	$—	$459,002	$761,208	$1,220,210
States and political subdivisions	72,976	17,835	21,257	2,268,055	2,380,123
Other	—	1,424	—	—	1,424
Total	$72,976	$19,259	$480,259	$3,029,263	$3,601,757
Available For Sale
Amortized Cost
U. S. Treasury	$1,286,682	$2,539,671	$1,435,094	$192,138	$5,453,585
Residential mortgage-backed securities	8	6,422	17,165	7,834,074	7,857,669
States and political subdivisions	268,607	835,006	853,009	4,076,036	6,032,658
Other	—	—	—	—	42,497
Total	$1,555,297	$3,381,099	$2,305,268	$12,102,248	$19,386,409
Estimated Fair Value
U. S. Treasury	$1,251,908	$2,451,237	$1,275,631	$149,320	$5,128,096
Residential mortgage-backed securities	8	6,340	17,181	6,999,413	7,022,942
States and political subdivisions	269,590	839,354	842,226	3,837,125	5,788,295
Other	—	—	—	—	42,497
Total	$1,521,506	$3,296,931	$2,135,038	$10,985,858	$17,981,830
Sales of Securities. Sales of available for sale securities were as follows:

	Three Months Ended March 31,
	2023	2022
Proceeds from sales	$884,273	$—
Gross realized gains	4,856	—
Gross realized losses	(4,835)	—
Tax (expense) benefit of securities gains/losses	(4)	—
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended March 31,
	2023	2022
Premium amortization	$(25,925)	$(29,060)
Discount accretion	5,405	1,406
Net (premium amortization) discount accretion	$(20,520)	$(27,654)

Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	March 31, 2023	December 31, 2022
U.S. Treasury	$26,076	$25,879
States and political subdivisions	2,659	2,166
Total	$28,735	$28,045
Net gains and losses on trading account securities were as follows:

	Three Months Ended March 31,
	2023	2022
Net gain on sales transactions	$968	$340
Net mark-to-market gains (losses)	(17)	(168)
Net gain (loss) on trading account securities	$951	$172
Note 3 - Loans
Loans were as follows:

	March 31, 2023	December 31, 2022
Commercial and industrial	$5,668,697	$5,674,798
Energy:
Production	779,657	696,570
Service	166,605	133,542
Other	120,126	95,617
Total energy	1,066,388	925,729
Paycheck Protection Program	28,497	34,852
Commercial real estate:
Commercial mortgages	6,247,370	6,168,910
Construction	1,482,458	1,477,247
Land	542,468	537,168
Total commercial real estate	8,272,296	8,183,325
Consumer real estate:
Home equity lines of credit	719,054	691,841
Home equity loans	502,083	449,507
Home improvement loans	626,810	577,377
Other	138,912	124,814
Total consumer real estate	1,986,859	1,843,539
Total real estate	10,259,155	10,026,864
Consumer and other	463,283	492,726
Total loans	$17,486,020	$17,154,969
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of March 31, 2023, there were no concentrations of loans related to any single industry in excess of 10% of total loans. The largest industry concentration was related to the energy industry, which totaled 6.1% of total loans. Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.0 billion and $99.1 million, respectively, as of March 31, 2023.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2023 or December 31, 2022.
Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). Such loans totaled $394.2 million at March 31, 2023 and $391.3 million at December 31, 2022.

Accrued Interest Receivable. Accrued interest receivable on loans totaled $69.6 million and $68.7 million at March 31, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.
Non-accrual loans, segregated by class of loans, were as follows:

	March 31, 2023		December 31, 2022
	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$10,494	$4,962	$18,130	$8,514
Energy	22,349	14,515	15,224	7,139
Commercial real estate:
Buildings, land and other	4,604	4,110	3,552	1,991
Construction	—	—	—	—
Consumer real estate	963	963	927	927
Consumer and other	—	—	—	—
Total	$38,410	$24,550	$37,833	$18,571
The following table presents non-accrual loans as of March 31, 2023 by class and year of origination.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$—	$139	$1,026	$815	$3,121	$1,247	$690	$3,456	$10,494
Energy	7,812	4,161	—	72	1,371	8	7,219	1,706	22,349
Commercial real estate:
Buildings, land and other	—	2,543	303	—	211	1,547	—	—	4,604
Construction	—	—	—	—	—	—	—	—	—
Consumer real estate	—	—	258	32	—	101	—	572	963
Consumer and other	—	—	—	—	—	—	—	—	—
Total	$7,812	$6,843	$1,587	$919	$4,703	$2,903	$7,909	$5,734	$38,410
In the table above, energy loans reported as 2023 originations as of March 31, 2023 were first originated in years prior to 2023 but were renewed in the current year. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $600 thousand for the three months ended March 31, 2023, and approximately $407 thousand for the three months ended March 31, 2022.
An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of March 31, 2023 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$28,697	$7,320	$36,017	$5,632,680	$5,668,697	$1,876
Energy	3,916	7,833	11,749	1,054,639	1,066,388	—
Paycheck Protection Program	484	5,748	6,232	22,265	28,497	5,748
Commercial real estate:
Buildings, land and other	39,054	1,071	40,125	6,749,713	6,789,838	112
Construction	1,647	118	1,765	1,480,693	1,482,458	118
Consumer real estate	14,401	2,317	16,718	1,970,141	1,986,859	2,013
Consumer and other	4,430	98	4,528	458,755	463,283	98
Total	$92,629	$24,505	$117,134	$17,368,886	$17,486,020	$9,965

Modifications to Borrowers Experiencing Financial Difficulty. From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. There were no modifications of loans to borrowers who were experiencing financial difficulty during the three months ended March 31, 2023 or March 31, 2022.
Information as of or for the three months ended March 31, 2023 and March 31, 2022 related to loans modified (by type of modification) in the preceding twelve months, respectively, whereby the borrower was experiencing financial difficulty at the time of modification is set forth in the following table.

	March 31, 2023		March 31, 2022
	Payment Delay	Combination: Payment Delay and Term Extension	Payment Delay	Combination: Payment Delay and Term Extension
Past due in excess of 90 days or on non-accrual status at period-end:
Commercial real estate:
Buildings, land and other	$—	$—	$306	$266
	$—	$—	$306	$266
Charge-offs during the period:
Energy	$—	$—	$371	$—
Commercial real estate:
Buildings, land and other	—	—	—	352
	$—	$—	$371	$352
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
We utilize a risk grading matrix to assign a risk grade to each of our commercial loans. Loans are graded on a scale of 1 to 14. A description of the general characteristics of the 14 risk grades is set forth in our 2022 Form 10-K. We monitor portfolio credit quality by the weighted-average risk grade of each class of commercial loan. Individual relationship managers, under the oversight of credit administration, review updated financial information for all pass grade loans to reassess the risk grade on at least an annual basis. When a loan has a risk grade of 9, it is still considered a pass grade loan; however, it is considered to be on management’s “watch list,” where a significant risk-modifying action is anticipated in the near term. When a loan has a risk grade of 10 or higher, a special assets officer monitors the loan on an on-going basis.
The following table presents weighted-average risk grades for all commercial loans, by class and year of origination/renewal, as of March 31, 2023. Paycheck Protection Program (“PPP”) loans are excluded as such loans are fully guaranteed by the Small Business Administration (“SBA”).

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Commercial and industrial
Risk grades 1-8	$824,021	$1,023,049	$584,919	$438,100	$206,973	$284,568	$2,033,889	$49,564	$5,445,083	6.25
Risk grade 9	3,907	12,818	33,802	3,483	3,206	11,015	65,547	5,938	139,716	9.00
Risk grade 10	—	1,253	666	446	4,305	1,081	12,520	852	21,123	10.00
Risk grade 11	182	2,286	4,395	5,661	2,450	2,138	21,199	13,970	52,281	11.00
Risk grade 12	—	139	826	763	2,851	1,247	242	1,215	7,283	12.00
Risk grade 13	—	—	200	52	270	—	448	2,241	3,211	13.00
	$828,110	$1,039,545	$624,808	$448,505	$220,055	$300,049	$2,133,845	$73,780	$5,668,697	6.39
W/A risk grade	6.13	6.67	7.10	5.94	6.46	6.05	6.22	7.91	6.39

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Energy
Risk grades 1-8	$317,804	$79,796	$92,367	$4,588	$2,734	$8,395	$454,453	$41,477	$1,001,614	5.71
Risk grade 9	—	4,797	1,513	85	501	664	30,108	26	37,694	9.00
Risk grade 10	—	—	—	—	388	201	—	720	1,309	10.00
Risk grade 11	—	—	131	142	3,106	43	—	—	3,422	11.00
Risk grade 12	7,812	3,499	—	72	1,371	8	4,248	526	17,536	12.00
Risk grade 13	—	662	—	—	—	—	2,971	1,180	4,813	13.00
	$325,616	$88,754	$94,011	$4,887	$8,100	$9,311	$491,780	$43,929	$1,066,388	5.99
W/A risk grade	6.14	7.13	5.66	7.65	9.73	6.85	5.65	5.98	5.99

Commercial real estate:
Buildings, land, other
Risk grades 1-8	$437,014	$1,677,855	$1,437,065	$919,210	$612,177	$1,094,299	$149,384	$104,209	$6,431,213	6.96
Risk grade 9	386	54,811	27,557	18,737	50,933	30,140	2,162	2,178	186,904	9.00
Risk grade 10	—	23,228	6,122	3,683	8,888	7,257	—	—	49,178	10.00
Risk grade 11	10,574	7,804	10,970	27,000	4,678	53,477	2,993	443	117,939	11.00
Risk grade 12	—	2,417	303	—	211	1,547	—	—	4,478	12.00
Risk grade 13	—	126	—	—	—	—	—	—	126	13.00
	$447,974	$1,766,241	$1,482,017	$968,630	$676,887	$1,186,720	$154,539	$106,830	$6,789,838	7.11
W/A risk grade	7.15	7.07	7.21	7.18	7.04	7.06	7.14	6.46	7.11
Construction
Risk grades 1-8	$209,154	$524,611	$389,715	$76,004	$961	$1,970	$165,201	$854	$1,368,470	7.18
Risk grade 9	4,511	13,834	—	25,522	—	—	15,675	—	59,542	9.00
Risk grade 10	918	—	68	—	—	—	—	—	986	10.00
Risk grade 11	—	15,489	37,971	—	—	—	—	—	53,460	11.00
Risk grade 12	—	—	—	—	—	—	—	—	—	12.00
Risk grade 13	—	—	—	—	—	—	—	—	—	13.00
	$214,583	$553,934	$427,754	$101,526	$961	$1,970	$180,876	$854	$1,482,458	7.39
W/A risk grade	7.50	7.30	7.61	6.49	7.07	6.66	7.52	5.86	7.39
Total commercial real estate	$662,557	$2,320,175	$1,909,771	$1,070,156	$677,848	$1,188,690	$335,415	$107,684	$8,272,296	7.16
W/A risk grade	7.26	7.12	7.30	7.12	7.04	7.06	7.34	6.46	7.16
In the table above, certain loans are reported as 2023 originations and have risk grades of 11 or higher. These loans were, for the most part, first originated in various years prior to 2023 but were renewed in the current year.
The following tables present weighted average risk grades for all commercial loans by class as of December 31, 2022. Refer to our 2022 Form 10-K for details of these loans by year of origination/renewal.

	Commercial and Industrial		Energy		Commercial Real Estate - Buildings, Land and Other		Commercial Real Estate - Construction		Total Commercial Real Estate
	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans
Risk grades 1-8	6.24	$5,435,917	5.44	$887,182	6.94	$6,340,028	7.04	$1,430,012	6.96	$7,770,040
Risk grade 9	9.00	146,192	9.00	11,112	9.00	189,928	9.00	34,952	9.00	224,880
Risk grade 10	10.00	37,596	10.00	642	10.00	91,020	10.00	931	10.00	91,951
Risk grade 11	11.00	36,963	11.00	11,569	11.00	81,550	11.00	11,352	11.00	92,902
Risk grade 12	12.00	12,521	12.00	10,840	12.00	2,957	12.00	—	12.00	2,957
Risk grade 13	13.00	5,609	13.00	4,384	13.00	595	13.00	—	13.00	595
Total	6.39	$5,674,798	5.67	$925,729	7.09	$6,706,078	7.12	$1,477,247	7.10	$8,183,325

Information about the payment status of consumer loans, segregated by portfolio segment and year of origination, as of March 31, 2023 was as follows:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$—	$89	$1,324	$460	$2,906	$2,300	$2,897	$4,425	$14,401
Past due 90 or more days	—	95	429	66	—	1,017	710	—	2,317
Total past due	—	184	1,753	526	2,906	3,317	3,607	4,425	16,718
Current loans	108,565	428,252	308,606	189,511	66,032	157,889	703,042	8,244	1,970,141
Total	$108,565	$428,436	$310,359	$190,037	$68,938	$161,206	$706,649	$12,669	$1,986,859
Consumer and other:
Past due 30-89 days	$1,828	$375	$76	$87	$34	$57	$1,901	$72	$4,430
Past due 90 or more days	—	55	—	—	—	—	43	—	98
Total past due	1,828	430	76	87	34	57	1,944	72	4,528
Current loans	30,334	45,568	17,082	5,430	2,378	2,163	332,833	22,967	458,755
Total	$32,162	$45,998	$17,158	$5,517	$2,412	$2,220	$334,777	$23,039	$463,283
Revolving loans that converted to term during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Commercial and industrial	$15,490	$5,763
Energy	3,435	—
Commercial real estate:
Buildings, land and other	—	47
Construction	—	3,666
Consumer real estate	707	858
Consumer and other	6,342	4,222
Total	$25,974	$14,556
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2022 Form 10-K, totaled 130.7 at March 31, 2023 and 130.0 at December 31, 2022. A higher TLI value implies more favorable economic conditions.
Allowance For Credit Losses - Loans. The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectibility over the loans' contractual terms, adjusted for expected prepayments when appropriate. Credit loss expense related to loans reflects the totality of actions taken on all loans for a particular period including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. Our allowance methodology is more fully described in our 2022 Form 10-K.
During the first quarter of 2023, we recalibrated and updated all of our commercial loan models, with the exception of the models related to commercial real estate - non-owner occupied loans, as well as our consumer real estate loan models. While the fundamental modeling methodologies remain unchanged, the updates included (i) separating the energy loan pool from the commercial and industrial pool as a result of differences in loss characteristics observed in recent history and (ii) changing the modeling approach related to loan renewals whereby each renewal is treated as a separate loan which impacted loan life assumptions. For modeling purposes, our loan pools now include (i) commercial and industrial non-revolving, (ii) commercial and industrial revolving, (iii) energy, (iv) commercial real estate - owner occupied, (v) commercial real estate - non-owner occupied, (vi) commercial real estate - construction/land development, (vii) consumer real estate and (viii) consumer and other. The overall approximate impact of the model updates was a $45.0 million decrease in modeled expected credit losses on loans though the impact of this decrease was largely offset with qualitative adjustments. The decrease in modeled expected credit losses on loans was largely driven by lower measurements for probability of default (“PD”) and loss given default (“LGD”) based on the historical data series (2008 through 2018) used for the recalibration. This period was one of relatively low losses and included higher levels of government stimulus. The lower PD and LGD measurements were also impacted by shorter loan life assumptions due to the aforementioned change in the modeling approach related to loan renewals.
The following table presents details of the allowance for credit losses on loans segregated by loan portfolio segment as of March 31, 2023 and December 31, 2022. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

March 31, 2023	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Modeled expected credit losses	$42,449	$5,034	$14,739	$9,380	$4,413	$76,015
Q-Factor and other qualitative adjustments	32,805	9,343	100,828	328	4,044	147,348
Specific allocations	3,211	4,814	126	—	—	8,151
Total	$78,465	$19,191	$115,693	$9,708	$8,457	$231,514
December 31, 2022
Modeled expected credit losses	$61,918	$8,531	$27,013	$7,847	$4,983	$110,292
Q-Factor and other qualitative adjustments	36,237	5,148	61,572	157	2,034	105,148
Specific allocations	6,082	4,383	1,716	—	—	12,181
Total	$104,237	$18,062	$90,301	$8,004	$7,017	$227,621
The following table details activity in the allowance for credit losses on loans by portfolio segment for the three months ended March 31, 2023 and 2022. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
March 31, 2023
Beginning balance	$104,237	$18,062	$90,301	$8,004	$7,017	$227,621
Credit loss expense (benefit)	(20,684)	966	25,361	1,283	5,749	12,675
Charge-offs	(6,180)	—	—	(250)	(6,942)	(13,372)
Recoveries	1,092	163	31	671	2,633	4,590
Net (charge-offs) recoveries	(5,088)	163	31	421	(4,309)	(8,782)
Ending balance	$78,465	$19,191	$115,693	$9,708	$8,457	$231,514
March 31, 2022
Beginning balance	$72,091	$17,217	$144,936	$6,585	$7,837	$248,666
Credit loss expense (benefit)	17,561	(2,044)	(15,609)	(26)	4,582	4,464
Charge-offs	(3,455)	(371)	(702)	(231)	(5,771)	(10,530)
Recoveries	829	620	329	31	2,426	4,235
Net (charge-offs) recoveries	(2,626)	249	(373)	(200)	(3,345)	(6,295)
Ending balance	$87,026	$15,422	$128,954	$6,359	$9,074	$246,835

The following table presents year-to-date gross charge-offs by year of origination as of March 31, 2023.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$—	$69	$167	$54	$25	$—	$3,134	$2,731	$6,180
Energy	—	—	—	—	—	—	—	—	—
Commercial real estate:
Buildings, land and other	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—	250	—	250
Consumer and other	1,974	4,300	35	12	—	12	398	211	6,942
Total	$1,974	$4,369	$202	$66	$25	$12	$3,782	$2,942	$13,372
In the table above, all consumer and other loan charge-offs reported as 2023 originations and $4.2 million of the total reported as 2022 originations were related to deposit overdrafts.
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment, as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial and industrial	$8,895	$3,211	$18,980	$6,082
Energy	22,195	4,814	15,058	4,383
Paycheck Protection Program	—	—	—	—
Commercial real estate:
Buildings, land and other	3,779	126	17,711	1,716
Construction	—	—	—	—
Consumer real estate	818	—	827	—
Consumer and other	—	—	—	—
Total	$35,687	$8,151	$52,576	$12,181
Note 4 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below.

	March 31, 2023	December 31, 2022
Goodwill	$654,952	$654,952
Other intangible assets:
Core deposits	$225	$310
Customer relationships	65	76
	$290	$386
The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2023 is as follows:

Remainder of 2023	$187
2024	87
2025	11
2026	5
$290

Note 5 - Deposits
Deposits were as follows:

	March 31, 2023	December 31, 2022
Non-interest-bearing demand deposits	$15,995,499	$17,598,234
Interest-bearing deposits:
Savings and interest checking	11,400,681	12,333,675
Money market accounts	12,256,786	12,227,247
Time accounts	2,531,189	1,795,040
Total interest-bearing deposits	26,188,656	26,355,962
Total deposits	$42,184,155	$43,954,196
The table below presents additional information about our deposits. Public funds in excess of deposit insurance limits are included in the totals for deposits not covered by insurance; however, such deposits are generally fully collateralized by securities.

	March 31, 2023	December 31, 2022
Deposits from foreign sources (primarily Mexico)	$1,080,897	$1,048,943
Non-interest-bearing public funds deposits	482,264	788,040
Interest-bearing public funds deposits	764,400	758,761
Total deposits not covered by deposit insurance	22,014,668	23,839,797
Time deposits not covered by deposit insurance	727,128	430,128
Note 6 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies
Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, we enter into various transactions, which, in accordance with generally accepted accounting principles are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. As more fully discussed in our 2022 Form 10-K, these transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.
Financial instruments with off-balance-sheet risk were as follows:

	March 31, 2023	December 31, 2022
Commitments to extend credit	$12,129,547	$12,137,957
Standby letters of credit	402,139	383,851
Deferred standby letter of credit fees	2,198	2,236
Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Our allowance methodology is more fully described in our 2022 Form 10-K. This methodology was also impacted by the model updates described in Note 3 - Loans. The overall approximate impact of the model updates was a $19.0 million decrease in modeled expected credit losses for off-balance-sheet credit exposures, though the impact of this decrease was largely offset with qualitative adjustments.

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures.

	Three Months Ended March 31,
	2023	2022
Beginning balance	$58,593	$50,314
Credit loss expense (benefit)	(3,675)	(4,464)
Ending balance	$54,918	$45,850
Lease Commitments. We lease certain office facilities and office equipment under operating leases. The components of total lease expense were as follows:

	Three Months Ended March 31,
	2023	2022
Amortization of lease right-of-use assets	$8,765	$8,105
Short-term lease expense	409	613
Non-lease components (including taxes, insurance, common maintenance, etc.)	3,381	3,020
Total	$12,555	$11,738
Right-of-use lease assets totaled $286.7 million at March 31, 2023 and $288.8 million at December 31, 2022 and are reported as a component of premises and equipment on our accompanying consolidated balance sheets. The related lease liabilities totaled $320.3 million at March 31, 2023 and $321.9 million at December 31, 2022 and are reported as a component of accrued interest payable and other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $8.3 million during the three months ended March 31, 2023 and $8.0 million during the three months ended March 31, 2022. There has been no significant change in our expected future minimum lease payments since December 31, 2022. See the 2022 Form 10-K for information regarding these commitments.
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
Cullen/Frost’s and Frost Bank’s Common Equity Tier 1 capital (“CET1”) includes common stock and related paid-in capital, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in CET1. We also elected to exclude the effects of credit loss accounting under CECL from CET1 for a five-year transitional period, as further discussed in our 2022 Form 10-K. This CECL transitional adjustment totaled $30.8 million and $46.2 million at March 31, 2023 and December 31, 2022, respectively. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Frost Bank's CET1 is also reduced by its equity investment in its financial subsidiary, Frost Insurance Agency (“FIA”).
Tier 1 capital includes CET1 and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital included $145.5 million of 4.450% non-cumulative perpetual preferred stock at March 31, 2023 and December 31, 2022, the details of which are further discussed below. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at March 31, 2023 or December 31, 2022. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowances for credit losses on securities, loans and off-balance-sheet credit exposures. Tier 2 capital for Cullen/Frost also includes the permissible portion of qualified subordinated debt (which decreases 20.0% per year during the final five years of the term of the notes) totaling $60.0 million at March 31, 2023 and $80.0 million at December 31, 2022 and trust preferred securities totaling $120.0 million at both March 31, 2023 and December 31, 2022.

The following table presents actual and required capital ratios as of March 31, 2023 and December 31, 2022 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2022 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Required to be Considered Well- Capitalized (1)
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2023
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$3,860,754	13.24%	$2,041,213	7.00%	N/A	N/A
Frost Bank	3,879,997	13.33	2,037,787	7.00	$1,892,231	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,006,206	13.74	2,478,616	8.50	1,749,611	6.00
Frost Bank	3,879,997	13.33	2,474,456	8.50	2,328,900	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	4,438,205	15.22	3,061,819	10.50	2,916,018	10.00
Frost Bank	4,131,996	14.19	3,056,681	10.50	2,911,125	10.00
Leverage Ratio
Cullen/Frost	4,006,206	7.69	2,084,640	4.00	N/A	N/A
Frost Bank	3,879,997	7.45	2,083,812	4.00	2,604,765	5.00
December 31, 2022
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$3,751,200	12.85%	$2,042,876	7.00%	N/A	N/A
Frost Bank	3,789,056	13.00	2,040,388	7.00	$1,894,646	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	3,896,652	13.35	2,480,635	8.50	1,751,036	6.00
Frost Bank	3,789,056	13.00	2,477,614	8.50	2,331,872	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	4,330,982	14.84	3,064,313	10.50	2,918,394	10.00
Frost Bank	4,023,386	13.80	3,060,583	10.50	2,914,841	10.00
Leverage Ratio
Cullen/Frost	3,896,652	7.29	2,136,680	4.00	N/A	N/A
Frost Bank	3,789,056	7.09	2,136,316	4.00	2,670,395	5.00
____________________
(1)“Well-capitalized” minimum Common Equity Tier 1 to Risk-Weighted Assets and Leverage Ratio are not formally defined under applicable banking regulations for bank holding companies.
As of March 31, 2023, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Based on the ratios presented above, capital levels as of March 31, 2023 at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well-capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2023, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
Preferred Stock. Outstanding preferred stock includes 150,000 shares, or $150.0 million in aggregate liquidation preference, of our 4.450% Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 and liquidation preference $1,000 per share (“Series B Preferred Stock”). Each share of Series B Preferred Stock issued and outstanding is represented by 40 depositary shares, each representing a 1/40th ownership interest in a share of the Series B Preferred Stock (equivalent to a liquidation preference of $25 per share). The Series B Preferred Stock qualifies as Tier 1 capital for the purposes of the regulatory capital calculations. The net proceeds from the issuance and sale of the Series B Preferred Stock, after deducting $4.5 million of issuance costs including the underwriting discount and professional service fees, among other things, were approximately $145.5 million. Refer to our 2022 Form 10-K for additional details related to our Series B Preferred Stock.

Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On January 25, 2023, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. No shares have been repurchased under this plan or under prior plans during the reported periods. Under the Basel III Capital Rules, Cullen/Frost may not repurchase or redeem any of its preferred stock or subordinated notes and, in some cases, its common stock without the prior approval of the Federal Reserve Board.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at March 31, 2023, Frost Bank could pay aggregate dividends of up to $873.7 million to Cullen/Frost without prior regulatory approval.
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
Interest Rate Derivatives. We utilize various interest rate swaps, caps and floors, among other things, to mitigate exposure to interest rate risk and to facilitate the needs of our customers. Our objectives for utilizing these derivative instruments are described in our 2022 Form 10-K.
The notional amounts and estimated fair values of interest rate derivative contracts are presented in the following table. The fair values of interest rate derivative contracts are estimated utilizing internal valuation methods with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	$1,548	$8	$1,614	$19
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	1,058,771	61,076	1,165,812	70,416
Loan/lease interest rate swaps – liabilities	161,505	(3,160)	78,798	(1,102)
Loan/lease interest rate caps – assets	234,322	12,816	246,442	15,256
Customer counterparties:
Loan/lease interest rate swaps – assets	160,438	3,160	53,570	1,102
Loan/lease interest rate swaps – liabilities	1,058,771	(62,210)	1,175,563	(79,175)
Loan/lease interest rate caps – liabilities	234,322	(12,816)	246,442	(15,256)

The weighted-average rates paid and received for interest rate swaps outstanding at March 31, 2023 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge loan/lease interest rate swaps	1.58%	4.66%
Non-hedging interest rate swaps – financial institution counterparties	3.90	5.53
Non-hedging interest rate swaps – customer counterparties	5.53	3.90
The weighted-average strike rate for outstanding interest rate caps was 3.31% at March 31, 2023.
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

		March 31, 2023		December 31, 2022
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	3,964	$26,640	4,024	$27,082
Oil – liabilities	Barrels	5,825	(31,281)	6,068	(53,579)
Natural gas – assets	MMBTUs	16,741	9,852	16,539	6,220
Natural gas – liabilities	MMBTUs	14,860	(10,265)	15,682	(19,138)
Customer counterparties:
Oil – assets	Barrels	5,852	31,789	6,068	54,219
Oil – liabilities	Barrels	3,938	(26,200)	4,024	(26,551)
Natural gas – assets	MMBTUs	14,860	10,342	15,682	19,164
Natural gas – liabilities	MMBTUs	16,741	(9,729)	16,539	(6,124)
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

		March 31, 2023		December 31, 2022
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward and option contracts – assets	EUR	—	$—	875	$1
Forward and option contracts – liabilities	EUR	7,000	(176)	875	(10)
Customer counterparties:
Forward and option contracts – assets	EUR	7,000	186	875	10
Forward and option contracts – liabilities	EUR	—	—	875	(1)
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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2023	2022
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$12	$(13)
Amount of (gain) loss included in other non-interest expense	—	2
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
Amounts included in the consolidated statements of income related to non-hedge related derivative instruments are presented in the table below.

	Three Months Ended March 31,
	2023	2022
Non-hedging interest rate derivatives:
Other non-interest income	$710	$516
Other non-interest expense	(1)	—
Non-hedging commodity derivatives:
Other non-interest income	422	929
Non-hedging foreign currency derivatives:
Other non-interest income	25	18
Counterparty Credit Risk. Our credit exposure relating to interest rate, commodity and foreign currency derivative contracts with bank customers was approximately $18.2 million at March 31, 2023. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate, commodity and foreign currency derivative contracts with upstream financial institution counterparties was approximately $328 thousand at March 31, 2023. This amount was related to initial margin payments to the CME. Excess collateral is generally cleared on the next business day. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 9 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties. At March 31, 2023 we had $1.4 million in cash collateral related to derivative contracts on deposit with other financial institution counterparties.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2023 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
March 31, 2023
Financial assets:
Derivatives:
Interest rate contracts	$73,900	$—	$73,900
Commodity contracts	36,492	—	36,492
Total derivatives	110,392	—	110,392
Resell agreements	84,650	—	84,650
Total	$195,042	$—	$195,042
Financial liabilities:
Derivatives:
Interest rate contracts	$3,160	$—	$3,160
Commodity contracts	41,546	—	41,546
Foreign currency contracts	176	—	176
Total derivatives	44,882	—	44,882
Repurchase agreements	4,237,444	—	4,237,444
Total	$4,282,326	$—	$4,282,326

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
March 31, 2023
Financial assets:
Derivatives:
Counterparty B	$33,779	$(16,381)	$(17,398)	$—
Counterparty E	11,880	(24)	(11,856)	—
Counterparty F	15,865	(15,030)	(835)	—
Counterparty G	8,717	—	(8,717)	—
Other counterparties	40,151	(12,393)	(27,758)	—
Total derivatives	110,392	(43,828)	(66,564)	—
Resell agreements	84,650	—	(84,650)	—
Total	$195,042	$(43,828)	$(151,214)	$—
Financial liabilities:
Derivatives:
Counterparty B	$16,381	$(16,381)	$—	$—
Counterparty E	24	(24)	—	—
Counterparty F	15,030	(15,030)	—	—
Counterparty G	—	—	—	—
Other counterparties	13,447	(12,393)	(1,051)	3
Total derivatives	44,882	(43,828)	(1,051)	3
Repurchase agreements	4,237,444	—	(4,237,444)	—
Total	$4,282,326	$(43,828)	$(4,238,495)	$3

Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2022 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2022
Financial assets:
Derivatives:
Interest rate contracts	$85,691	$—	$85,691
Commodity contracts	33,302	—	33,302
Foreign currency contracts	1	—	1
Total derivatives	118,994	—	118,994
Resell agreements	87,150	—	87,150
Total	$206,144	$—	$206,144
Financial liabilities:
Derivatives:
Interest rate contracts	$1,102	$—	$1,102
Commodity contracts	72,717	—	72,717
Foreign currency contracts	10	—	10
Total derivatives	73,829	—	73,829
Repurchase agreements	4,660,641	—	4,660,641
Total	$4,734,470	$—	$4,734,470

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2022
Financial assets:
Derivatives:
Counterparty B	$39,370	$(24,500)	$(14,870)	$—
Counterparty E	14,430	(47)	(14,131)	252
Counterparty F	17,297	(17,297)	—	—
Counterparty G	10,660	—	(10,660)	—
Other counterparties	37,237	(20,684)	(16,307)	246
Total derivatives	118,994	(62,528)	(55,968)	498
Resell agreements	87,150	—	(87,150)	—
Total	$206,144	$(62,528)	$(143,118)	$498
Financial liabilities:
Derivatives:
Counterparty B	$24,500	$(24,500)	$—	$—
Counterparty E	47	(47)	—	—
Counterparty F	27,747	(17,297)	(8,479)	1,971
Counterparty G	—	—	—	—
Other counterparties	21,535	(20,684)	(851)	—
Total derivatives	73,829	(62,528)	(9,330)	1,971
Repurchase agreements	4,660,641	—	(4,660,641)	—
Total	$4,734,470	$(62,528)	$(4,669,971)	$1,971

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of March 31, 2023 and December 31, 2022 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
March 31, 2023
Repurchase agreements:
U.S. Treasury	$3,357,206	$—	$—	$—	$3,357,206
Residential mortgage-backed securities	880,238	—	—	—	880,238
Total borrowings	$4,237,444	$—	$—	$—	$4,237,444
Gross amount of recognized liabilities for repurchase agreements					$4,237,444
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2022
Repurchase agreements:
U.S. Treasury	$3,735,061	$—	$—	$—	$3,735,061
Residential mortgage-backed securities	925,580	—	—	—	925,580
Total borrowings	$4,660,641	$—	$—	$—	$4,660,641
Gross amount of recognized liabilities for repurchase agreements					$4,660,641
Amounts related to agreements not included in offsetting disclosures above					$—
Note 10 - Stock-Based Compensation
A combined summary of activity in our active stock plans is presented in the table below. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. As of March 31, 2023, there were 522,119 shares remaining available for grant for future stock-based compensation awards.

	Deferred Stock Units Outstanding		Non-Vested Restricted Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2023	45,661	$87.15	465,319	$105.36	213,749	$96.20	616,227	$71.27
Granted	—	—	2,594	128.42	—	—	—	—
Exercised/vested	—	—	(1,631)	91.95	(28,151)	85.74	(20,605)	72.76
Forfeited/expired	—	—	(1,003)	110.79	(18,254)	85.74	—	—
Balance, March 31, 2023	45,661	87.15	465,279	105.53	167,344	99.10	595,622	71.22
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended March 31,
	2023	2022
New shares issued from available authorized shares	49,887	—
Shares issued from available treasury stock	500	115,430
Proceeds from stock option exercises	$1,500	$5,739

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

	Three Months Ended March 31,
	2023	2022
Non-vested stock units	$3,307	$2,358
Performance stock units	1,435	(246)
Total	$4,742	$2,112
Income tax benefit	$1,068	$708
Unrecognized stock-based compensation expense at March 31, 2023 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

Non-vested stock units	$18,685
Performance stock units	8,078
Total	$26,763
Note 11 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2022 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2023	2022
Net income	$177,653	$99,102
Less: Preferred stock dividends	1,669	1,669
Net income available to common shareholders	175,984	97,433
Less: Earnings allocated to participating securities	1,807	849
Net earnings allocated to common stock	$174,177	$96,584

Distributed earnings allocated to common stock	$56,006	$48,051
Undistributed earnings allocated to common stock	118,171	48,533
Net earnings allocated to common stock	$174,177	$96,584

Weighted-average shares outstanding for basic earnings per common share	64,373,563	64,051,202
Dilutive effect of stock compensation	258,513	409,705
Weighted-average shares outstanding for diluted earnings per common share	64,632,076	64,460,907

Note 12 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans are presented in the table below.

	Three Months Ended March 31,
	2023	2022
Expected return on plan assets, net of expenses	$(2,740)	$(3,491)
Interest cost on projected benefit obligation	1,746	1,004
Net amortization and deferral	870	741
Net periodic expense (benefit)	$(124)	$(1,746)
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the three months ended March 31, 2023. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2023.
Note 13 - Income Taxes
Income tax expense was as follows:

	Three Months Ended March 31,
	2023	2022
Current income tax expense	$34,995	$13,059
Deferred income tax expense (benefit)	(1,809)	(432)
Income tax expense, as reported	$33,186	$12,627
Effective tax rate	15.7%	11.3%
We had a net deferred tax asset totaling $321.4 million at March 31, 2023 and $374.4 million at December 31, 2022. No valuation allowance for deferred tax assets was recorded at March 31, 2023 as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.
The effective income tax rates differed from the U.S. statutory federal income tax rates of 21% during the comparable periods primarily due to the effect of tax-exempt income from securities, loans and life insurance policies and the income tax effects associated with stock-based compensation, among other things. There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.
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

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$260,269	$54,656	$205,613	$(910,795)	$(191,267)	$(719,528)
Change in net unrealized gain on securities transferred to held to maturity	(160)	(33)	(127)	(209)	(44)	(165)
Reclassification adjustment for net (gains) losses included in net income	(21)	(4)	(17)	—	—	—
Total securities available for sale and transferred securities	260,088	54,619	205,469	(911,004)	(191,311)	(719,693)
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	870	183	687	741	156	585
Total defined-benefit post-retirement benefit plans	870	183	687	741	156	585
Total other comprehensive income (loss)	$260,958	$54,802	$206,156	$(910,263)	$(191,155)	$(719,108)
Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance at January 1, 2023	$(1,313,791)	$(34,503)	$(1,348,294)
Other comprehensive income (loss) before reclassifications	205,486	—	205,486
Reclassification of amounts included in net income	(17)	687	670
Net other comprehensive income (loss) during period	205,469	687	206,156
Balance at March 31, 2023	$(1,108,322)	$(33,816)	$(1,142,138)

Balance at January 1, 2022	$380,209	$(32,891)	$347,318
Other comprehensive income (loss) before reclassifications	(719,693)	—	(719,693)
Reclassification of amounts included in net income	—	585	585
Net other comprehensive income (loss) during period	(719,693)	585	(719,108)
Balance at March 31, 2022	$(339,484)	$(32,306)	$(371,790)

Note 15 – Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. See our 2022 Form 10-K for additional information regarding our operating segments. Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Three months ended:
March 31, 2023
Net interest income (expense)	$401,318	$1,654	$(3,152)	$399,820
Credit loss expense	9,102	2	—	9,104
Non-interest income	63,643	42,038	(416)	105,265
Non-interest expense	249,867	33,947	1,328	285,142
Income (loss) before income taxes	205,992	9,743	(4,896)	210,839
Income tax expense (benefit)	32,366	2,046	(1,226)	33,186
Net income (loss)	173,626	7,697	(3,670)	177,653
Preferred stock dividends	—	—	1,669	1,669
Net income (loss) available to common shareholders	$173,626	$7,697	$(5,339)	$175,984
Revenues from (expenses to) external customers	$464,961	$43,692	$(3,568)	$505,085
March 31, 2022
Net interest income (expense)	$250,119	$700	$(1,748)	$249,071
Credit loss expense (benefit)	(1)	1	—	—
Non-interest income	58,706	43,229	(545)	101,390
Non-interest expense	206,538	30,910	1,284	238,732
Income (loss) before income taxes	102,288	13,018	(3,577)	111,729
Income tax expense (benefit)	11,014	2,734	(1,121)	12,627
Net income (loss)	91,274	10,284	(2,456)	99,102
Preferred stock dividends	—	—	1,669	1,669
Net income (loss) available to common shareholders	$91,274	$10,284	$(4,125)	$97,433
Revenues from (expenses to) external customers	$308,825	$43,929	$(2,293)	$350,461

Note 16 – Fair Value Measurements
The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, we utilize valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820 establishes a three-level fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. See our 2022 Form 10-K for additional information regarding the fair value hierarchy and a description of our valuation techniques.
Financial Assets and Financial Liabilities. The tables below summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2023
Securities available for sale:
U.S. Treasury	$5,128,096	$—	$—	$5,128,096
Residential mortgage-backed securities	—	7,022,942	—	7,022,942
States and political subdivisions	—	5,788,295	—	5,788,295
Other	—	42,497	—	42,497
Trading account securities:
U.S. Treasury	26,076	—	—	26,076
States and political subdivisions	—	2,659	—	2,659
Derivative assets:
Interest rate swaps, caps and floors	—	77,060	—	77,060
Commodity swaps and options	—	78,623	—	78,623
Foreign currency forward contracts	186	—	—	186
Derivative liabilities:
Interest rate swaps, caps and floors	—	78,186	—	78,186
Commodity swaps and options	—	77,475	—	77,475
Foreign currency forward contracts	176	—	—	176
December 31, 2022
Securities available for sale:
U.S. Treasury	$5,051,587	$—	$—	$5,051,587
Residential mortgage-backed securities	—	6,376,236	—	6,376,236
States and political subdivisions	—	6,773,355	—	6,773,355
Other	—	42,427	—	42,427
Trading account securities:
U.S. Treasury	25,879	—	—	25,879
States and political subdivisions	—	2,166	—	2,166
Derivative assets:
Interest rate swaps, caps and floors	—	86,793	—	86,793
Commodity swaps and options	—	106,685	—	106,685
Foreign currency forward contracts	11	—	—	11
Derivative liabilities:
Interest rate swaps, caps and floors	—	95,533	—	95,533
Commodity swaps and options	—	105,392	—	105,392
Foreign currency forward contracts	11	—	—	11

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

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Level 2	Level 3	Level 2	Level 3
Carrying value before allocations	$368	$6,242	$2,064	$5,711
Specific (allocations) reversals of prior allocations	—	(900)	(126)	3,965
Fair value	$368	$5,342	$1,938	$9,676
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
Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	March 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$9,301,774	$9,301,774	$12,028,132	$12,028,132
Securities held to maturity	3,711,579	3,601,757	2,639,083	2,467,865
Cash surrender value of life insurance policies	190,601	190,601	190,188	190,188
Accrued interest receivable	191,883	191,883	243,682	243,682
Level 3 inputs:
Loans, net	17,254,506	16,763,098	16,927,348	16,343,417
Financial liabilities:
Level 2 inputs:
Deposits	42,184,155	42,158,490	43,954,196	43,920,741
Federal funds purchased	57,450	57,450	51,650	51,650
Repurchase agreements	4,237,444	4,237,444	4,660,641	4,660,641
Junior subordinated deferrable interest debentures	123,083	123,712	123,069	123,712
Subordinated notes	99,374	96,246	99,335	97,014
Accrued interest payable	24,612	24,612	18,444	18,444
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

Note 17 - Accounting Standards Updates
Information about certain recently issued accounting standards updates is presented below. Also refer to Note 20 - Accounting Standards Updates in our 2022 Form 10-K for additional information related to previously issued accounting standards updates.
ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 3126-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 became effective for us on January 1, 2023. See Note 3 - Loans for the new financial statement disclosures applicable under this update.
ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” ASU 2023-01 requires entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 also provides certain practical expedients applicable to private companies and not-for-profit organizations. ASU 2023-01 will be effective for us on January 1, 2024, though early adoption is permitted, and its adoption is not expected to have a significant effect on our financial statements.
ASU No. 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” ASU 2023-02 is intended to improve the accounting and disclosures for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. ASU 2023-02 will be effective for us on January 1, 2024, though early adoption is permitted, and its adoption is not expected to have a significant effect on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2022, and the other information included in the 2022 Form 10-K. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any future period.
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
•Political or economic instability.
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
In addition, financial markets and global supply chains may continue to be adversely affected by the current or anticipated impact of military conflict, including the current Russian invasion of Ukraine or other geopolitical events.
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
Accounting policies related to the allowance for credit losses on financial instruments including loans and off-balance-sheet credit exposures are considered to be critical as these policies involve considerable subjective judgment and estimation by management. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. Refer to the 2022 Form 10-K for additional information regarding critical accounting policies.
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

Results of Operations
Net income available to common shareholders totaled $176.0 million, or $2.70 per diluted common share, for the three months ended March 31, 2023 compared to $97.4 million, or $1.50 per diluted common share, for the three months ended March 31, 2022.
Selected data for the comparable periods was as follows:

	Three Months Ended March 31,
	2023	2022
Taxable-equivalent net interest income	$425,844	$272,194
Taxable-equivalent adjustment	26,024	23,123
Net interest income	399,820	249,071
Credit loss expense	9,104	—
Net interest income after credit loss expense	390,716	249,071
Non-interest income	105,265	101,390
Non-interest expense	285,142	238,732
Income before income taxes	210,839	111,729
Income taxes	33,186	12,627
Net income	177,653	99,102
Preferred stock dividends	1,669	1,669
Net income available to common shareholders	$175,984	$97,433
Earnings per common share – basic	$2.71	$1.51
Earnings per common share – diluted	2.70	1.50
Dividends per common share	0.87	0.75
Return on average assets	1.39%	0.79%
Return on average common equity	22.59	9.58
Average shareholders’ equity to average assets	6.44	8.48
Net income available to common shareholders increased $78.6 million, or 80.6%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase during the three months ended March 31, 2023 was primarily the result of a $150.7 million increase in net interest income and a $3.9 million increase in non-interest income partly offset by a $46.4 million increase in non-interest expense, a $20.6 million increase in income tax expense and a $9.1 million increase in credit loss expense. Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 79.2% of total revenue during the first three months of 2023. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. As of March 31, 2023, approximately 42.8% of our loans had a fixed interest rate, while the remaining loans had floating interest rates that were primarily tied to the prime interest rate (approximately 26.3%); or the American Interbank Offered Rate (“AMERIBOR”); or a benchmark developed by the American Financial Exchange, the Secured Overnight Financing Rate (“SOFR”); or a benchmark developed by Bloomberg Index Services (“BSBY”) (together totaling approximately 27.2%). We discontinued originating loans based on the London Interbank Offered Rate (“LIBOR”) effective December 31, 2021 due to the fact that the most commonly used LIBOR settings will cease to be published on June 30, 2023. As of March 31, 2023, LIBOR-based loans totaled approximately 3.7% of our total loan portfolio. For our currently outstanding LIBOR-based loans, the timing and manner in which each customer’s contract transitions from LIBOR to another rate will vary on a case-by-case basis. We expect to complete all transitions by the applicable LIBOR cessation date.
Select average market rates for the periods indicated are presented in the table below.

	Three Months Ended March 31,
	2023	2022
Federal funds target rate upper bound	4.69%	0.29%
Effective federal funds rate	4.51	0.12
Interest on reserve balances at the Federal Reserve	4.59	0.19
Prime	7.69	3.29
1-Month LIBOR	4.61	0.22
3-Month LIBOR	4.91	0.51
AMERIBOR Term-30(1)	4.58	0.19
AMERIBOR Term-90(1)	4.88	0.51
1-Month Term SOFR(2)	4.61	0.15
3-Month Term SOFR(2)	4.78	0.33
Bloomberg 1-Month Short-Term Bank Yield Index	4.58	0.17
Bloomberg 3-Month Short-Term Bank Yield Index	4.82	0.46
____________________
(1)AMERIBOR Term-30 and AMERIBOR Term-90 are published by the American Financial Exchange.
(2)1-Month Term SOFR and 3-Month Term SOFR market data are the property of Chicago Mercantile Exchange, Inc. or its licensors as applicable. All rights reserved, or otherwise licensed by Chicago Mercantile Exchange, Inc.
As of March 31, 2023, the target range for the federal funds rate was 4.75% to 5.0%. In March 2023, the Federal Reserve released projections whereby the midpoint of the projected appropriate target range for the federal funds rate would rise to 5.1% by the end of 2023 and subsequently decrease to 4.3% by the end of 2024. While there can be no such assurance that any increases or decreases in the federal funds rate will occur, these projections imply up to a 25 basis point increase in the federal funds rate during the remainder of 2023, followed by a 75 basis point decrease in 2024.
We are primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on our net interest income and net interest margin in a rising interest rate environment. Nonetheless, our access to deposits may be negatively impacted by, among other factors, periods of higher interest rates which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. See Item 3. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for information about our sensitivity to interest rates. Further analysis of the components of our net interest margin is presented below.

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

	Quarter To Date			Quarter To Date
	March 31, 2023			March 31, 2022
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$8,687,003	$99,245	4.57%	$13,766,486	$6,343	0.18%
Federal funds sold	64,294	758	4.72	13,892	13	0.37
Resell agreements	89,573	1,068	4.77	5,835	4	0.27
Securities:
Taxable	13,342,207	97,775	2.67	9,000,677	43,058	1.90
Tax-exempt	8,401,401	90,692	4.23	8,165,462	78,898	4.03
Total securities	21,743,608	188,467	3.24	17,166,139	121,956	2.88
Loans, net of unearned discounts	17,319,061	271,681	6.36	16,386,458	151,068	3.74
Total Earning Assets and Average Rate Earned	47,903,539	561,219	4.57	47,338,810	279,384	2.39
Cash and due from banks	676,441			651,124
Allowance for credit losses on loans and securities	(227,503)			(248,801)
Premises and equipment, net	1,117,644			1,050,735
Accrued interest and other assets	1,836,957			1,531,609
Total Assets	$51,307,078			$50,323,477

Liabilities:
Non-interest-bearing demand deposits	16,636,298			17,961,221
Interest-bearing deposits:
Savings and interest checking	11,661,657	10,338	0.36	11,954,465	410	0.01
Money market deposit accounts	12,404,532	75,470	2.47	11,858,775	3,651	0.12
Time accounts	2,054,972	12,181	2.40	1,187,458	851	0.29
Total interest-bearing deposits	26,121,161	97,989	1.52	25,000,698	4,912	0.08
Total deposits	42,757,459		0.93	42,961,919		0.05
Federal funds purchased	51,263	583	4.55	27,759	12	0.17
Repurchase agreements	4,210,767	33,651	3.20	2,051,577	518	0.10
Junior subordinated deferrable interest debentures	123,078	1,988	6.46	123,020	584	1.90
Subordinated notes	99,359	1,164	4.69	99,203	1,164	4.69
Total Interest-Bearing Funds and Average Rate Paid	30,605,628	135,375	1.79	27,302,257	7,190	0.11
Accrued interest and other liabilities	760,304			790,092
Total Liabilities	48,002,230			46,053,570
Shareholders’ Equity	3,304,848			4,269,907
Total Liabilities and Shareholders’ Equity	$51,307,078			$50,323,477
Net interest income		$425,844			$272,194
Net interest spread			2.78%			2.28%
Net interest income to total average earning assets			3.47%			2.33%

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

	Three Months Ended
	March 31, 2023 vs. March 31, 2022
	Increase (Decrease) Due to Change in
	Rate	Volume	Total
Interest-bearing deposits	$96,021	$(3,119)	$92,902
Federal funds sold	568	177	745
Resell agreements	571	493	1,064
Securities:
Taxable	21,698	33,019	54,717
Tax-exempt	4,091	7,703	11,794
Loans, net of unearned discounts	111,550	9,063	120,613
Total earning assets	234,499	47,336	281,835
Savings and interest checking	9,935	(7)	9,928
Money market deposit accounts	71,650	169	71,819
Time accounts	10,296	1,034	11,330
Federal funds purchased	553	18	571
Repurchase agreements	32,045	1,088	33,133
Junior subordinated deferrable interest debentures	1,404	—	1,404
Subordinated notes	—	—	—
Total interest-bearing liabilities	125,883	2,302	128,185
Net change	$108,616	$45,034	$153,650
Taxable-equivalent net interest income for the three months ended March 31, 2023 increased $153.7 million, or 56.4%, compared to the same period in 2022. The increase in taxable-equivalent net interest income during the three months ended March 31, 2023 was primarily related to increases in the average yield on loans and, to a lesser extent, the average volume of loans; an increase in the average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve); and increases in the average volumes of and the average taxable-equivalent yields on taxable and tax-exempt securities, among other things. The impact of these items was partly offset by increases in the average costs of interest-bearing deposit accounts and repurchase agreements, among other things, combined with a decrease in the average volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). As a result of the aforementioned fluctuations, the taxable-equivalent net interest margin increased 114 basis points from 2.33% during the three months ended March 31, 2022 to 3.47% during the three months ended March 31, 2023.
The average volume of interest-earning assets for the three months ended March 31, 2023 increased $564.7 million compared to the same period in 2022. The increase in the average volume of interest-earning assets was primarily related to a $4.3 billion increase in average taxable securities, a $932.6 million increase in average loans and a $235.9 million increase in average tax-exempt securities partly offset by a $5.1 billion decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). The average taxable-equivalent yield on interest-earning assets increased 218 basis points from 2.39% during the three months ended March 31, 2022 to 4.57% during the three months ended March 31, 2023. The average taxable-equivalent yield on interest-earning assets during the comparable periods was impacted by the aforementioned changes in market interest rates and changes in the volume and relative mix of interest-earning assets.
The average taxable-equivalent yield on loans increased 262 basis points from 3.74% during the three months ended March 31, 2022 to 6.36% during the three months ended March 31, 2023. The average taxable-equivalent yield on loans during the three months ended March 31, 2023 was positively impacted by recent increases in market interest rates. The average volume of loans for the three months ended March 31, 2023 increased $932.6 million, or 5.7% compared to the same period in 2022. Loans made up approximately 36.1% of average interest-earning assets during the three months ended March 31, 2023, compared to 34.6% during the same period in 2022.
The average taxable-equivalent yield on securities was 3.24% during the three months ended March 31, 2023, increasing 36 basis points from 2.88% during the three months ended March 31, 2022. The average yield on taxable securities was 2.67% during the three months ended March 31, 2023, increasing 77 basis points from 1.90% during the same period in 2022. The average taxable-equivalent yield on tax-exempt securities was 4.23% during the three months ended March 31, 2023, increasing 20 basis points from 4.03% during the same period in 2022.
Tax-exempt securities made up approximately 38.6% of total average securities during the three months ended March 31, 2023, compared to 47.6% during the same period in 2022. The average volume of total securities during the three months ended March 31, 2023 increased $4.6 billion, or 26.7%, compared to the same period in 2022. Securities made up approximately 45.4% of average interest-earning assets during the three months ended March 31, 2023 compared to 36.3% during the same period in 2022. The increase was primarily related to the investment of available funds (primarily from the reinvestment of amounts held in an interest-bearing account at the Federal Reserve) into taxable securities, and to a lesser extent, tax-exempt securities.
Average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) for the three months ended March 31, 2023 decreased $5.1 billion, or 36.9%, compared to the same period in 2022. Interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) made up approximately 18.1% of average interest-earning assets during the three months ended March 31, 2023 compared to 29.1% during the same period in 2022. The decrease during the three months ended March 31, 2023 was primarily related to the reinvestment of amounts held in an interest-bearing account at the Federal Reserve into taxable securities, and to a lesser extent, loans and tax-exempt securities. The average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) was 4.57% during the three months ended March 31, 2023, compared to 0.18% during the same period in 2022. The average yield on interest-bearing deposits during the three months ended March 31, 2023 was impacted by higher interest rates paid on reserves held at the Federal Reserve, compared to the same period in 2022.
The average rate paid on interest-bearing liabilities was 1.79% during the three months ended March 31, 2023, increasing 168 basis points from 0.11% during the same period in 2022. Average deposits decreased $204.5 million, or 0.5%, during the three months ended March 31, 2023 compared to the same period in 2022 and included a $1.3 billion decrease in average non-interest-bearing deposits partly offset by a $1.1 billion increase in average interest-bearing deposits. The ratio of average interest-bearing deposits to total average deposits was 61.1% during the three months ended March 31, 2023 compared to 58.2% during the same period in 2022. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 1.52% and 0.93%, respectively, during the three months ended March 31, 2023 compared to 0.08% and 0.05%, respectively, during the same period in 2022. The average cost of deposits during the comparable periods was impacted by increases in the interest rates we pay on our interest-bearing deposit products as a result of the aforementioned increases in market interest rates.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.78% during the three months ended March 31, 2023 compared to 2.28% during the same period in 2022. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment, including from new financial technology competitors, and the availability of alternative investment options. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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

	Three Months Ended March 31,
	2023	2022
Credit loss expense (benefit) related to:
Loans	$12,675	$4,464
Off-balance-sheet credit exposures	(3,675)	(4,464)
Securities held to maturity	104	—
Total	$9,104	$—
See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet credit exposures.
Non-Interest Income
Total non-interest income for the three months ended March 31, 2023 increased $3.9 million, or 3.8%, compared to the same period in 2022. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees for the three months ended March 31, 2023 decreased $2.5 million, or 6.5%, compared to the same period in 2022. Investment management fees are the most significant component of trust and investment management fees, making up approximately 81.4% and 81.6% of total trust and investment management fees for the first three months of 2023 and 2022, respectively. The decrease in trust and investment management fees during the three months ended March 31, 2023 was primarily due to a decrease in investment management fees (down $2.1 million) and, to a lesser extent, decreases in estate fees (down $174 thousand) and real estate fees (down $169 thousand). Investment management fees are generally based on the market value of assets within an account and are thus impacted by volatility in the equity and bond markets. The decrease in investment management fees during the three months ended March 31, 2023 was primarily related to lower average equity valuations, in part related to the sharp decline in equity valuations that began during the second quarter of 2022. The decreases in estate fees and real estate fees were primarily related to decreases in transaction volumes.
At March 31, 2023, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (40.7% of assets), fixed income securities (34.4% of assets), alternative investments (8.6% of assets) and cash equivalents (9.9% of assets). The estimated fair value of these assets was $44.7 billion (including managed assets of $21.9 billion and custody assets of $22.7 billion) at March 31, 2023, compared to $43.6 billion (including managed assets of $21.4 billion and custody assets of $22.2 billion) at December 31, 2022 and $42.4 billion (including managed assets of $20.8 billion and custody assets of $21.6 billion) at March 31, 2022.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended March 31, 2023 decreased $861 thousand, or 3.8%, compared to the same period in 2022. The decrease during the three months ended March 31, 2023 was primarily related to a decrease in commercial service charges (down $3.1 million), partly offset by increases in overdraft charges on consumer and commercial accounts (up $1.2 million and $664 thousand, respectively) and consumer service charges (up $294 thousand). The decrease in commercial service charges during the three months ended March 31, 2023 primarily resulted from a higher average earnings credit rate applied to deposits maintained by treasury management customers. Because average market interest rates were higher during 2023 compared to 2022, deposit balances were more valuable and yielded a higher average earnings credit rate. As a result, customers paid for less of their services through fees rather than with earnings credits applied to their deposit balances. Overdraft charges totaled $10.6 million ($7.9 million consumer and $2.7 million commercial) during the three months ended March 31, 2023 compared to $8.7 million ($6.7 million consumer and $2.0 million commercial) during the same period in 2022. The increases in overdraft charges during the three months ended March 31, 2023 were impacted by increases in the volumes of fee assessed overdrafts relative to 2022, in part due to growth in the number of accounts.
Insurance Commissions and Fees. Insurance commissions and fees for the three months ended March 31, 2023 increased $2.3 million, or 14.1%, compared to the same period in 2022. The increase during the three months ended March 31, 2023 was primarily the result of increases in contingent income (up $1.4 million) and commission income (up $971 thousand).

Contingent income totaled $3.8 million during the three months ended March 31, 2023, compared to $2.4 million during the same period in 2022. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to portfolio growth and the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $3.2 million and $1.6 million during the three months ended March 31, 2023 and 2022, respectively. The increase in performance related contingent income was primarily related to growth within the portfolio and improvement in the loss performance of insurance policies previously placed. Performance related contingent income in 2022 was impacted by a severe weather event in Texas during 2021 that resulted in significant property and casualty claims and losses. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $665 thousand during the three months ended March 31, 2023, compared to $813 thousand during the same period in 2022. The increase in commission income was primarily related to an increase in life insurance commissions due to increased business volumes.
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
Net interchange and card transaction fees for the three months ended March 31, 2023 increased $663 thousand, or 15.7%, compared to the same period in 2022 primarily due to increases in transaction volumes partly offset by an increase in network costs. A comparison of gross and net interchange and card transaction fees for the reported periods is presented in the table below.

	Three Months Ended March 31,
	2023	2022
Income from card transactions	$8,802	$7,481
ATM service fees	844	764
Gross interchange and card transaction fees	9,646	8,245
Network costs	4,757	4,019
Net interchange and card transaction fees	$4,889	$4,226
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
Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended March 31, 2023 increased $2.1 million, or 21.6%, compared to the same period in 2022. The increase was primarily related to increases in income from the placement of money market accounts (up $1.5 million), other service charges (up $609 thousand), commitment fees on unused lines of credit (up $337 thousand), capital markets advisory fees (up $245 thousand), letter of credit fees (up $186 thousand) and merchant services rebates/bonuses (up $169 thousand), among other things, partly offset by a decrease in income from the sale of mutual funds (down $862 thousand), among other things.
Net Gain/Loss on Securities Transactions. During the three months ended March 31, 2023, we sold certain available-for-sale securities with amortized costs totaling $1.2 billion (of which $298.6 million remained unsettled as of March 31, 2023) and realized a net gain of $21 thousand. Market conditions provided us an opportunity to sell certain lower-yielding securities. The proceeds from these sales enhanced our current liquidity position and will provide us the flexibility to be more opportunistic with the reinvestment of these funds in the future. There were no sales of securities during 2022.
Other Non-Interest Income. Other non-interest income for the three months ended March 31, 2023 increased $2.1 million, or 22.5%, compared to the same period in 2022. The increase was primarily related to increases in sundry and other miscellaneous income (up $1.3 million), income from customer derivative and securities trading transactions (up $482 thousand), gains on the sale of foreclosed and other assets (up $334 thousand) and income from customer foreign exchange transactions (up $247 thousand), among other things, partly offset by a decrease in public finance underwriting fees (down $927 thousand), among other things. Sundry income during the three months ended March 31, 2023 included $1.2 million related to a distribution received from a Small Business Investment Company (“SBIC”) fund investment and $575 thousand related to a partnership interest, among other things, while sundry income during the three months ended March 31, 2022 included

$458 thousand related to a contract fee, among other things. The fluctuations in income from public finance underwriting fees; income from customer derivative and securities trading transactions; and income from customer foreign exchange transactions were primarily related to fluctuations in transaction volumes. The increase in gains on the sale of foreclosed and other assets was primarily related to the sale of foreclosed real estate property.
Non-Interest Expense
Total non-interest expense for the three months ended March 31, 2023 increased $46.4 million, or 19.4%, compared to the same period in 2022. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three months ended March 31, 2023 increased $19.0 million, or 17.1%, compared to the same period in 2022. The increase in salaries and wages was primarily related to an increase in salaries, due to annual merit and market increases, and an increase in the number of employees. The increase in the number of employees was partly related to our investments in organic expansion in the Houston and Dallas markets as well as preparations for our mortgage loan product offering. Salaries and wages were also impacted, to a lesser extent, by increases in stock-based compensation and incentive compensation. We are experiencing a competitive labor market which has resulted in and could continue to result in an increase in our staffing costs.
Employee Benefits. Employee benefits expense for the three months ended March 31, 2023 increased $9.7 million, or 40.1%, compared to the same period in 2022. The increase was primarily related to increases in 401(k) plan expense, payroll taxes and medical benefits expense, and a decrease in the net periodic benefit related to our defined benefit retirement plan, among other things.
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
Net Occupancy. Net occupancy expense for the three months ended March 31, 2023 increased $2.9 million, or 10.7%, compared to the same period in 2022. The increase during the three months ended March 31, 2023 was primarily related to increases in lease expense (up $841 thousand), depreciation on buildings and leasehold improvements (together up $683 thousand), utilities expense (up $633 thousand) and repairs and maintenance/service contracts expense (up $399 thousand), among other things. The increases in the aforementioned components of net occupancy expense were impacted, in part, by our expansion within the Houston and Dallas market areas.
Technology, Furniture and Equipment. Technology, furniture and equipment expense for the three months ended March 31, 2023 increased $3.3 million, or 11.4%, compared to the same period in 2022. The increase during the three months ended March 31, 2023 was primarily related to increases in cloud services expense (up $1.6 million), service contracts expense (up $989 thousand) and software amortization (up $340 thousand), among other things.
Deposit Insurance. Deposit insurance expense totaled $6.2 million for the three months ended March 31, 2023, up $2.6 million, or 71.9%, compared to $3.6 million for the three months ended March 31, 2022. The increase was primarily related to an increase in the assessment rate. In October 2022, the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. During the second quarter of 2023, the FDIC is expected to issue a proposed rulemaking for public comment for a special assessment to replenish the deposit insurance fund after recent bank failures. The extent to which any such assessment will impact our future deposit insurance expense is currently uncertain.
Other Non-Interest Expense. Other non-interest expense for the three months ended March 31, 2023 increased $8.9 million, or 20.7%, compared to the same period in 2022. The increase during the three months ended March 31, 2023 included increases in professional services expense (up $2.3 million), primarily related to information technology services; travel, meals and entertainment (up $1.4 million); sundry and other miscellaneous expenses (up $1.4 million), advertising/promotions expense (up $1.2 million); check card expense (up $903 thousand); business development expense (up $719 thousand) and communications expense (up $582 thousand), among other things. Sundry and other miscellaneous expense included $997 thousand related to an operational loss and $323 thousand related to a write-off of premises and equipment.

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
Banking
Net income for the three months ended March 31, 2023 increased $82.4 million, or 90.2%, compared to the same period in 2022. The increase during the three months ended March 31, 2023 was primarily the result of a $151.2 million increase in net interest income and a $4.9 million increase in non-interest income partly offset by a $43.3 million increase in non-interest expense, a $21.4 million increase in income tax expense and a $9.1 million increase in credit loss expense.
Net interest income for the three months ended March 31, 2023 increased $151.2 million, or 60.5%, compared to the same period in 2022. The increase during the three months ended March 31, 2023 was primarily related to increases in the average yield on loans and, to a lesser extent, the average volume of loans; an increase in the average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve); and increases in the average volumes of and the average taxable-equivalent yields on taxable and tax-exempt securities, among other things. The impact of these items was partly offset by increases in the average costs of interest-bearing deposit accounts and repurchase agreements, among other things, combined with a decrease in the average volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Credit loss expense/benefit was not significant for the Banking segment during the reported periods. See the sections captioned “Credit Loss Expense” and “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet commitments.
Non-interest income for the three months ended March 31, 2023 increased $4.9 million, or 8.4%, compared to the same period in 2022. The increase during the three months ended March 31, 2023 was primarily due to increases in insurance commissions and fees; other non-interest income; other charges, commissions and fees and interchange and card transactions fees partly offset by a decrease in service charges on deposit accounts. The increase in insurance commissions and fees was primarily related to increases in contingent income and commission income, which is further discussed below in relation to Frost Insurance Agency. The increase in other non-interest income was primarily due to increases in sundry and other miscellaneous income, income from customer derivative and securities trading transactions, gains on the sale of foreclosed and other assets and income from customer foreign exchange transactions, among other things, partly offset by a decrease in public finance underwriting fees, among other things. Sundry income during the three months ended March 31, 2023 was impacted by the receipt of distributions from an SBIC fund investment and a partnership interest, among other things. The fluctuations in income from public finance underwriting fees; income from customer derivative and securities trading transactions; and income from customer foreign exchange transactions were primarily related to fluctuations in transaction volumes. The increase in gains on the sale of foreclosed and other assets was primarily related to the sale of foreclosed real estate property. The increase in other charges, commissions and fees was primarily related to increases other service charges, commitment fees on unused lines of credit, capital markets advisory fees, letter of credit fees and merchant services rebates/bonuses, among other things. The increase in interchange and card transactions fees was primarily due to increases in transaction volumes partly offset by an increase in network costs. The decrease in service charges on deposit accounts was primarily related to a decrease in commercial service charges, largely due to a higher average earnings credit rate applied to deposits maintained by treasury management customers, partly offset by increases in overdraft charges on consumer and commercial accounts and consumer service charges due to increases in the volumes of fee assessed overdrafts relative to 2022, in part due to growth in the number of accounts. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for three months ended March 31, 2023 increased $43.3 million, or 21.0%, compared to the same period in 2022. The increase was primarily due to increases in salaries and wages; employee benefit expense; other non-interest expense; technology, furniture and equipment expense; net occupancy expense and deposit insurance. The increase in salaries and wages was primarily related to an increase in salaries, due to annual merit and market increases. Salaries and wages were also impacted by an increase in the number of employees as well as increases in stock-based compensation and incentive compensation. The increase in the number of employees was partly related to our investments in organic expansion in the Houston and Dallas markets as well as preparations for our mortgage loan product offering. The increase in employee benefits expense was primarily related to increases in 401(k) plan expense, payroll taxes and medical benefits expense, and a decrease in the net periodic benefit related to our defined benefit retirement plan, among other things. The increase in other non-interest expense was primarily related to increases in professional services expense; travel, meals and entertainment; sundry and other miscellaneous expenses, advertising/promotions expense; check card expense; business development expense and communications expense, among other things. The increase in technology, furniture and equipment expense was primarily related to increases in cloud services expense, service contracts expense and software amortization, among other things. The increase in net occupancy was primarily related to increases in lease expense, depreciation on buildings and leasehold improvements, utilities expense and repairs and maintenance/service contracts expense, among other things. The increases in the aforementioned components of net occupancy expense were impacted, in part, by our expansion within the Houston and Dallas market areas. The increase in deposit insurance was primarily related to an increase in the assessment rate. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $19.0 million during the three months ended March 31, 2023, compared to $16.7 million during the same period in 2022. The increase was primarily related to increases in contingent income and commission income. The increase in contingent income was primarily related to an increase in performance related contingent payments due to growth within the portfolio and improvement in the loss performance of insurance policies previously placed. The increase in gross commission income was primarily related to an increase in life insurance commissions due to increased business volumes. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for the three months ended March 31, 2023 decreased $2.6 million, or 25.2%, compared to the same period in 2022. The decrease was primarily the result of a $3.0 million increase in non-interest expense and a $1.2 million decrease in non-interest income partly offset by a $954 thousand increase in net interest income and a $688 thousand decrease in income tax expense.
Net interest income for the three months ended March 31, 2023 increased $954 thousand, or 136.3%, compared to the same period in 2022. The increase was primarily due to an increase in the average funds transfer prices allocated to funds provided by Frost Wealth Advisors. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Non-interest income for the three months ended March 31, 2023 decreased $1.2 million, or 2.8%, compared to the same period in 2022. The decrease was primarily due to a decrease in trust and investment management fees partly offset by increases in other charges, commissions and fees and other non-interest income. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment management fees are the most significant component of trust and investment management fees, making up approximately 81.4% of total trust and investment management fees for the first three months of 2023. The decrease in trust and investment management fees during the three months ended March 31, 2023 was primarily due to a decrease in investment management fees and, to a lesser extent, decreases in estate fees and real estate fees. The decrease in investment management fees was primarily related to lower average equity valuations, in part related to the sharp decline in equity valuations that began during the second quarter of 2022. The decreases in estate fees and real estate fees were primarily related to decreases in transaction volumes. The increase in other charges, commissions and fees was primarily related to an increase in income from the placement of money market accounts and, to a lesser extent, an increase in annuity income, partly offset by a decrease in income from the sale of mutual funds, among other things. The increase in other non-interest income was primarily related to an increase in income from customer securities trading transactions. See the analysis of trust and investment management fees and other charges, commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three months ended March 31, 2023 increased $3.0 million, or 9.8%, compared to the same period in 2022. The increase was primarily due to increases in other non-interest expense, salaries and wages and employee benefits expense. The increase in other non-interest expense was primarily related to an increase in the corporate overhead expense allocation and, to a lesser extent, an increase in meals and entertainment, among other things, partly offset by a decrease in research and platform fees, among other things. The increase in salaries and wages was primarily due to an increase in salaries, due to annual merit and market increases, as well as an increase in commission expense. The increase in employee benefits was primarily related to an increase in 401(k) plan expense, medical benefits expense and payroll taxes.

Non-Banks
The Non-Banks operating segment had a net loss of $3.7 million during the three months ended March 31, 2023, compared to a net loss of $2.5 million during the same period in 2022. The increase in the net loss was primarily due to an increase in net interest expense due to an increase in the average rates paid on our long-term borrowings.
Income Taxes
During the three months ended March 31, 2023, we recognized income tax expense of $33.2 million, for an effective tax rate of 15.7%, compared to $12.6 million, for an effective tax rate of 11.3%, for the same period in 2022. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2023 and 2022 primarily due to the effect of tax-exempt income from securities, loans and life insurance policies and the income tax effects associated with stock-based compensation, among other things, and their relative proportion to total pre-tax net income. The increase in the effective tax rates during 2023 was primarily related to an increase in projected pre-tax net income and, to a lesser extent, an increases in disallowed deposit interest expense and deposit insurance premiums and a decrease in discrete tax benefits associated with stock-based compensation, among other things.
Average Balance Sheet
Average assets totaled $51.3 billion for the three months ended March 31, 2023 representing an increase of $983.6 million, or 2.0%, compared to average assets for the same period in 2022. Earning assets increased $564.7 million, or 1.2%, during the three months ended March 31, 2023 compared to the same period in 2022. The increase in earning assets was primarily related to a $4.3 billion increase in average taxable securities, a $932.6 million increase in average loans and a $235.9 million increase in tax-exempt securities partly offset by a $5.1 billion decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). Average deposits decreased $204.5 million, or 0.5%, during three months ended March 31, 2023 compared to the same period in 2022. The decrease included a $1.3 billion decrease in non-interest-bearing deposits partly offset by a $1.1 billion increase in interest-bearing deposit accounts. Average non-interest-bearing deposits made up 38.9% and 41.8% of average total deposits during the three months ended March 31, 2023 and 2022, respectively.
Loans
Details of our loan portfolio are presented in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report. Loans increased $331.1 million, or 1.9%, from $17.2 billion at December 31, 2022 to $17.5 billion at March 31, 2023. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans, and real estate loans. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2022 Form 10-K for a more detailed discussion of our loan origination and risk management processes.
Commercial and Industrial. Commercial and industrial loans totaled $5.7 billion at both March 31, 2023 and December 31, 2022. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s).
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services, (iv) providing equipment to support oil and gas drilling, (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans increased $140.7 million, or 15.2%, from $925.7 million at December 31, 2022 to $1.1 billion at March 31, 2023. While we have recently made efforts to reduce our exposure to energy loans, such loans nonetheless remain our largest industry concentration totaling 6.1% of total loans at March 31, 2023, up from 5.4% of total loans at December 31, 2022. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and SNCs.
Purchased Shared National Credits. Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $773.6 million at March 31, 2023, decreasing $16.9 million, or 2.1%, from $790.5 million at December 31, 2022. At March 31, 2023, 32.0% of outstanding purchased SNCs were related to the construction industry while 21.5% were related to the energy industry, 12.2% were related to the financial services industry and 12.1% were related to the real estate management industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Commercial Real Estate. Commercial real estate loans increased $89.0 million, or 1.1%, from $8.2 billion at December 31, 2022 to $8.3 billion at March 31, 2023. Commercial real estate loans represented 80.6% of total real estate loans at March 31, 2023 compared to 81.6% at December 31, 2022. The majority of our commercial real estate loan portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At March 31, 2023, approximately 51.3% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
Consumer Real Estate and Other Consumer Loans. The consumer real estate loan portfolio increased $143.3 million, or 7.8%, from $1.8 billion at December 31, 2022 to $2.0 billion at March 31, 2023. Combined, home equity loans and lines of credit made up 61.5% and 61.9% of the consumer real estate loan total at March 31, 2023 and December 31, 2022, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. Prior to 2023, we did not generally originate 1-4 family mortgage loans; however, from time to time, we did invest in such loans to meet the needs of our customers or for other regulatory compliance purposes. During the first quarter of 2023, we began offering 1-4 family mortgage loans to our employees. We expect to begin limited production of 1-4 family mortgage loans for customers in the second quarter of 2023. Our 1-4 family mortgage loan production is intended to be for portfolio investment purposes. Nonetheless, 1-4 family mortgage loans are not a significant component of our consumer real estate portfolio. Consumer and other loans decreased $29.4 million, or 6.0%, from December 31, 2022. The consumer and other loan portfolio primarily consists of automobile loans, overdrafts, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities.
Paycheck Protection Program. We have originated loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. Refer to the 2022 Form 10-K for additional details.
Accruing Past Due Loans. Accruing past due loans are presented in the following tables. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

		Accruing Loans 30-89 Days Past Due		Accruing Loans 90 or More Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
March 31, 2023
Commercial and industrial	$5,668,697	$27,524	0.49%	$1,876	0.03%	$29,400	0.52%
Energy	1,066,388	2,561	0.24	—	—	2,561	0.24
Paycheck Protection Program	28,497	484	1.70	5,748	20.17	6,232	21.87
Commercial real estate:
Buildings, land and other	6,789,838	38,751	0.57	112	—	38,863	0.57
Construction	1,482,458	1,647	0.11	118	0.01	1,765	0.12
Consumer real estate	1,986,859	13,790	0.69	2,013	0.10	15,803	0.79
Consumer and other	463,283	4,430	0.96	98	0.02	4,528	0.98
Total	$17,486,020	$89,187	0.51	$9,965	0.06	$99,152	0.57
Excluding PPP loans	$17,457,523	$88,703	0.51	$4,217	0.02	$92,920	0.53

		Accruing Loans 30-89 Days Past Due		Accruing Loans 90 or More Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
December 31, 2022
Commercial and industrial	$5,674,798	$30,769	0.54%	$5,560	0.10%	$36,329	0.64%
Energy	925,729	1,472	0.16	—	—	1,472	0.16
Paycheck Protection Program	34,852	5,321	15.27	13,867	39.79	19,188	55.06
Commercial real estate:
Buildings, land and other	6,706,078	23,561	0.35	5,664	0.08	29,225	0.43
Construction	1,477,247	—	—	—	—	—	—
Consumer real estate	1,843,539	7,856	0.43	2,398	0.13	10,254	0.56
Consumer and other	492,726	5,155	1.05	311	0.06	5,466	1.11
Total	$17,154,969	$74,134	0.43	$27,800	0.16	$101,934	0.59
Excluding PPP loans	$17,120,117	$68,813	0.40	$13,933	0.08	$82,746	0.48
Accruing past due loans at March 31, 2023 decreased $2.8 million compared to December 31, 2022. The decrease was primarily related to decreases in past due PPP loans (down $13.0 million) and past due commercial and industrial loans (down $6.9 million) mostly offset by increases in past due commercial real estate loans (up $11.4 million) and past due consumer real estate loans (up $5.5 million). PPP loans are fully guaranteed by the SBA and we expect to collect all amounts due related to these loans. Excluding PPP loans, accruing past due loans increased $10.2 million.
Non-Accrual Loans. Non-accrual loans are presented in the table below. Also see in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	March 31, 2023			December 31, 2022
		Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Commercial and industrial	$5,668,697	$10,494	0.19%	$5,674,798	$18,130	0.32%
Energy	1,066,388	22,349	2.10	925,729	15,224	1.64
Paycheck Protection Program	28,497	—	—	34,852	—	—
Commercial real estate:
Buildings, land and other	6,789,838	4,604	0.07	6,706,078	3,552	0.05
Construction	1,482,458	—	—	1,477,247	—	—
Consumer real estate	1,986,859	963	0.05	1,843,539	927	0.05
Consumer and other	463,283	—	—	492,726	—	—
Total	$17,486,020	$38,410	0.22	$17,154,969	$37,833	0.22
Allowance for credit losses on loans		$231,514			$227,621
Ratio of allowance for credit losses on loans to non-accrual loans		602.74%			601.65%
Non-accrual loans at March 31, 2023 increased $577 thousand from December 31, 2022 primarily due to increases in non-accrual energy and commercial real estate loans mostly offset by a decrease in non-accrual commercial and industrial loans. The decrease in commercial and industrial was primarily related to principal payments, loans returning to accrual and charge offs.
Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest. There were no non-accrual commercial and industrial loans in excess of $5.0 million at March 31, 2023 or December 31, 2022. Non-accrual energy loans included three credit relationships in excess of $5.0 million totaling $18.1 million at March 31, 2023. Two of these credit relationships, which totaled $10.3 million at March 31, 2023, were previously reported as non-accrual with an aggregate balance of $11.1 million at December 31, 2022. The decreases in the aggregate balance of these credit relationship were related to principal payments made by these borrowers. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. There were no non-accrual commercial real estate loans in excess of $5.0 million at March 31, 2023 or December 31, 2022.
Allowance for Credit Losses
In the case of loans and securities, allowances for credit losses are contra-asset valuation accounts, calculated in accordance with Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses, that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses (“CECL”) on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. See our 2022 Form 10-K for additional information regarding our accounting policies related to credit losses. Also see Note 3 - Loans in the accompanying notes consolidated financial statements for information related to model updates during the first quarter of 2023.
Allowance for Credit Losses - Loans. The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan portfolio segment; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
March 31, 2023
Commercial and industrial	$78,465	32.4%	$5,668,697	1.38%
Energy	19,191	6.1	1,066,388	1.80
Paycheck Protection Program	—	0.2	28,497	—
Commercial real estate	115,693	47.3	8,272,296	1.40
Consumer real estate	9,708	11.4	1,986,859	0.49
Consumer and other	8,457	2.6	463,283	1.83
Total	$231,514	100.0%	$17,486,020	1.32
December 31, 2022
Commercial and industrial	$104,237	33.1%	$5,674,798	1.84%
Energy	18,062	5.4	925,729	1.95
Paycheck Protection Program	—	0.2	34,852	—
Commercial real estate	90,301	47.7	8,183,325	1.10
Consumer real estate	8,004	10.7	1,843,539	0.43
Consumer and other	7,017	2.9	492,726	1.42
Total	$227,621	100.0%	$17,154,969	1.33
The allowance allocated to commercial and industrial loans totaled $78.5 million, or 1.38% of total commercial and industrial loans, at March 31, 2023 decreasing $25.8 million, or 24.7%, compared to $104.2 million, or 1.84% of total commercial and industrial loans, at December 31, 2022. Modeled expected credit losses decreased $19.5 million while qualitative factor (“Q-Factor”) and other qualitative adjustments related to commercial and industrial loans decreased $3.4 million. Specific allocations for commercial and industrial loans that were evaluated for expected credit losses on an individual basis decreased $2.9 million from $6.1 million at December 31, 2022 to $3.2 million at March 31, 2023. The decrease in specific allocations for commercial and industrial loans was primarily related to the recognition of charge-offs.

The allowance allocated to energy loans totaled $19.2 million, or 1.80% of total energy loans, at March 31, 2023 increasing $1.1 million, or 6.3%, compared to $18.1 million, or 1.95% of total energy loans, at December 31, 2022. Modeled expected credit losses related to energy loans decreased $3.5 million while Q-Factor and other qualitative adjustments related to energy loans increased $4.2 million. Specific allocations for energy loans that were evaluated for expected credit losses on an individual basis totaled $4.8 million at March 31, 2023 increasing $431 thousand compared to $4.4 million on December 31, 2022.
The allowance allocated to commercial real estate loans totaled $115.7 million, or 1.40% of total commercial real estate loans, at March 31, 2023 increasing $25.4 million, or 28.1%, compared to $90.3 million, or 1.10% of total commercial real estate loans, at December 31, 2022. Modeled expected credit losses related to commercial real estate loans decreased $12.3 million while Q-Factor and other qualitative adjustments related to commercial real estate loans increased $39.3 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis decreased from $1.7 million at December 31, 2022 to $126 thousand at March 31, 2023. The decrease in specific allocations for commercial real estate loans was related to principal payments received and a loan no longer requiring a specific allocation.
The allowance allocated to consumer real estate loans totaled $9.7 million, or 0.49% of total consumer real estate loans, at March 31, 2023 increasing $1.7 million, or 21.3%, compared to $8.0 million, or 0.43% of total consumer real estate loans, at December 31, 2022. Modeled expected credit losses related to consumer real estate loans increased $1.5 million while Q-Factor and other qualitative adjustments related to consumer real estate loans increased $171 thousand.
The allowance allocated to consumer loans totaled $8.5 million, or 1.83% of total consumer loans, at March 31, 2023 increasing $1.4 million, or 20.5%, compared to $7.0 million, or 1.42% of total consumer loans, at December 31, 2022. Modeled expected credit losses related to consumer loans decreased $570 thousand while Q-Factor and other qualitative adjustments increased $2.0 million, which was primarily due to an increase in the consumer overlay, which is further discussed below.
As more fully described in our 2022 Form 10-K, we measure expected credit losses over the life of each loan utilizing a combination of models which measure probability of default and loss given default, among other things. The measurement of expected credit losses is impacted by loan/borrower attributes and certain macroeconomic variables. Models are adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period.
In estimating expected credit losses as of March 31, 2023, we utilized the Moody’s Analytics March 2023 Consensus Scenario (the “March 2023 Consensus Scenario”) to forecast the macroeconomic variables used in our models. The March 2023 Consensus Scenario was based on the review of a variety of surveys of baseline forecasts of the U.S. economy. The March 2023 Consensus Scenario projections included, among other things, (i) U.S. Nominal Gross Domestic Product annualized quarterly growth rate of 2.83% during the remainder of 2023 followed by average annualized quarterly growth rates of 3.85% in 2024 and 4.80% through the end of the forecast period in the first quarter of 2025; (ii) average U.S. unemployment rate of 4.38% during the remainder of 2023 followed by average annualized quarterly rates of 4.70% in 2024 and 4.46% through the end of the forecast period in the first quarter of 2025; (iii) average Texas unemployment rate of 4.45% during the remainder of 2023 followed by average annualized quarterly rates of 4.50% in 2024 and 4.27% through the end of the forecast period in the first quarter of 2025; (iv) projected average 10 year Treasury rate of 3.77% during the remainder of 2023, decreasing to 3.41% during 2024 and 3.32% by the end of the forecast period in the first quarter of 2025 and (v) average oil price of $87 per barrel during the remainder of 2023 decreasing to $83 per barrel in 2024 and $78 per barrel by the end of the forecast period in the first quarter of 2025.
In estimating expected credit losses as of December 31, 2022, we utilized the Moody’s Analytics December 2022 Baseline Scenario (the “December 2022 Baseline Scenario”) to forecast the macroeconomic variables used in our models. The December 2022 Baseline Scenario was based on the most likely outcome based on prevailing economic conditions and Moody's forecast of the U.S. economy. The December 2022 Baseline Scenario projections included, among other things, (i) U.S. Nominal Gross Domestic Product annualized quarterly growth rate of 2.65% in the first quarter of 2023, followed by annualized quarterly growth rates in the range of 3.62% to 4.50% during the remainder of 2023 and an average annualized growth rate of 4.79% through the end of the forecast period in the fourth quarter of 2024; (ii) U.S. unemployment rate of 3.80% in the first quarter of 2023 and an average quarterly U.S. unemployment rate of 4.06% through the end of the forecast period in the fourth quarter of 2024; (iii) Texas unemployment rate of 4.10% in the first quarter of 2023 and an average quarterly Texas unemployment rate of 4.04% through the end of the forecast period in the fourth quarter of 2024; (iv) projected average 10 year Treasury rate of 4.03% in the first quarter of 2023 and average projected rates of 4.25% during the remainder of 2023 and 3.96% in 2024; and (v) average oil price of $93 per barrel in the first quarter of 2023 decreasing to $67 per barrel by the end of the forecast period in the fourth quarter of 2024.

The overall loan portfolio as of March 31, 2023 increased $331.1 million, or 1.9%, compared to December 31, 2022. This increase included a $143.3 million, or 7.8%, increase in consumer real estate loans; a $140.7 million, or 15.2%, increase in energy loans; and an $89.0 million, or 1.1%, increase in commercial real estate loans; partly offset by a $29.4 million, or 6.0%, decrease in consumer and other loans and a $6.1 million, or 0.1%, decrease in commercial and industrial loans.
The weighted average risk grade for commercial and industrial loans was 6.39 at both March 31, 2023 and December 31, 2022 as the impact of an increase in the weighted-average risk grade of pass-grade commercial and industrial loans, which increased to 6.25 at March 31, 2023 from 6.24 at December 31, 2022, was offset by a decrease in the weighted-average risk grade of classified loans, which decreased to 11.22 at March 31, 2023 from 11.43 at December 31, 2022. Classified loans consist of loans having a risk grade of 11, 12 or 13. The weighted-average risk grade for energy loans increased to 5.99 at March 31, 2023 from 5.67 at December 31, 2022. The increase in the weighted average risk grade was partly related to a $27.2 million increase in energy loans graded “watch” and “special mention” (risk grades 9 and 10). Additionally, pass grade energy loans increased $114.4 million while the weighted-average risk grade of pass grade energy loans increased from 5.44 at December 31, 2022 to 5.71 at March 31, 2023. The weighted average risk grade for commercial real estate loans increased to 7.16 at March 31, 2023 from 7.10 at December 31, 2022. Pass grade commercial real estate loans increased $29.6 million while the weighted-average risk grade of such loans increased from 6.96 at December 31, 2022 to 7.00 March 31, 2023. Commercial real estate loans graded as “watch” and “special mention” decreased $20.2 million while classified commercial real estate loans increased $79.5 million.
As noted above, our credit loss models utilized the economic forecasts in the Moody's March 2023 Consensus Scenario for our estimated expected credit losses as of March 31, 2023 and the Moody’s Baseline Scenario for our estimate of expected credit losses as of December 31, 2022. We qualitatively adjusted the model results based on these scenarios for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor, or Q-Factor, adjustments are discussed below.
Q-Factor adjustments are based upon management's judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of March 31, 2023, modeled expected credit losses were adjusted upwards by a weighted-average Q-Factor adjustment of approximately 4.2%, resulting in a $3.0 million total adjustment, compared to 2.3% at December 31, 2022, which resulted in a $2.3 million total adjustment. The increase in the Q-Factor adjustment percentage as of March 31, 2023 was largely related to a generally more negative outlook associated with national, regional and local economic and business conditions and developments that affect the collectability of loans; changes in loan portfolio concentrations; changes in the volumes and severity of loan delinquencies; changes in risk grades and adverse classifications; and the potential for deterioration of collateral values, among other things.
We have also provided additional qualitative adjustments, or management overlays, as of March 31, 2023 as management believes there are still significant risks impacting certain categories of our loan portfolio. Q-Factor and other qualitative adjustments as of March 31, 2023 are detailed in the table below.

	Q-Factor Adjustment	Model Overlays	Office Building Overlays	Down-Side Scenario Overlay	Credit Concentration Overlays	Consumer Overlay	Total
Commercial and industrial	$1,486	$—	$—	$28,233	$3,086	$—	$32,805
Energy	176	—	—	—	9,167	—	9,343
Commercial real estate:
Owner occupied	422	23,910	—	—	626	—	24,958
Non-owner occupied	197	29,028	13,371	—	949	—	43,545
Construction	385	28,564	2,935	—	441	—	32,325
Consumer real estate	328	—	—	—	—	—	328
Consumer and other	44	—	—	—	—	4,000	4,044
Total	$3,038	$81,502	$16,306	$28,233	$14,269	$4,000	$147,348

Model overlays are qualitative adjustments to address the effects of risks not captured within our commercial real estate credit loss models. These adjustments are determined based upon minimum reserve ratios for our commercial real estate loans. In the case of our commercial real estate - owner occupied loan portfolio, we determined a minimum reserve ratio is appropriate to address the effect of the model's over-sensitivity to positive changes in certain economic variables. After analysis and benchmarking against peer bank data, we believe the modeled results may be overly optimistic and not appropriately capturing downside risk. As such, we determined that the appropriate forecasted loss rate for our owner-occupied commercial real estate loan portfolio should be more closely aligned with that of our commercial and industrial loan portfolio. In the case of our commercial real estate - non-owner occupied and commercial real estate - construction loan portfolios, we determined minimum reserve ratios are appropriate as we believe the modeled results are not appropriately capturing the downside risk associated with our borrowers' ability to access the capital markets for the sale or refinancing of investor real estate and assets currently under construction. We believe access to capital may be impaired for a significant amount of time. Accordingly, this would require secondary sources of liquidity and capital to support completed projects that may take considerably longer to stabilize than originally underwritten. Furthermore, rapidly rising interest rates have presented a new emerging risk as most non-owner occupied and construction loans are originated with floating interest rates.
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
The down-side scenario overlay is a qualitative adjustment for our commercial and industrial loan portfolio to address the significant risk of economic recession as a result of inflation; rising interest rates; labor shortages; disruption in financial markets and global supply chains; further oil price volatility; and the current or anticipated impact of military conflict, including the current war between Russia and Ukraine, terrorism or other geopolitical events. Factors such as these are outside of our control but nonetheless affect customer income levels and could alter anticipated customer behavior, including borrowing, repayment, investment and deposit practices. To determine this qualitative adjustment, we use an alternative, more pessimistic economic scenario to forecast the macroeconomic variables used in our models. As of March 31, 2023, we used the Moody’s Analytics March S3 Alternative Scenario Downside - 90th Percentile (the “March 2023 S3 Scenario”). In modeling expected credit losses using this scenario, we also assume each loan within our modeled loan pools is downgraded by one risk grade level, with the exception of loans with risk grades of 8 or 9 for which we assume such loans are downgraded by two risk grade levels. The qualitative adjustment is based upon the amount by which the alternative scenario modeling results exceed those of the primary scenario used in estimating credit loss expense, adjusted based upon management's assessment of the probability that this more pessimistic economic scenario will occur.
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

As of December 31, 2022, we provided qualitative adjustments, as detailed in the table below. Further information regarding these qualitative adjustments is provided in our 2022 Form 10-K.

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

	Credit Loss Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Three months ended:
March 31, 2023
Commercial and industrial	$(20,684)	$(5,088)	$5,653,233	(0.37)%
Energy	966	163	1,016,325	0.07
Paycheck Protection Program	—	—	31,601	—
Commercial real estate	25,361	31	8,223,698	—
Consumer real estate	1,283	421	1,911,249	0.09
Consumer and other	5,749	(4,309)	482,955	(3.62)
Total	$12,675	$(8,782)	$17,319,061	(0.21)
March 31, 2022
Commercial and industrial	$17,561	$(2,626)	$5,466,467	(0.19)%
Energy	(2,044)	249	1,055,021	0.10
Paycheck Protection Program	—	—	302,431	—
Commercial real estate	(15,609)	(373)	7,666,754	(0.02)
Consumer real estate	(26)	(200)	1,422,077	(0.06)
Consumer and other	4,582	(3,345)	473,708	(2.86)
Total	$4,464	$(6,295)	$16,386,458	(0.16)
We recorded a net credit loss expense related to loans totaling $12.7 million for the three months ended March 31, 2023 while we recorded a net credit loss expense totaling $4.5 million during the same period in 2022. Net credit loss expense/benefit for each portfolio segment reflects the amount needed to adjust the allowance for credit losses allocated to that segment to the level of expected credit losses determined under our allowance methodology after net charge-offs have been recognized.
The net credit loss expense related to loans during the first three months of 2023 primarily reflects an increase in expected credit losses associated with commercial real estate loans, primarily related to increases in the minimum reserve ratios for our commercial real estate - non-owner occupied and construction portfolios. The net credit loss expense related to loans during the first three months of 2023 also reflects charge-off trends related to consumer and other loans and the additional expected credit losses associated with our consumer real estate; consumer and other; and energy loan portfolios. The impact of these items was partly offset by a decrease in expected credit losses associated with commercial and industrial loans, primarily related to a decrease in modeled expected losses and decreases in the credit concentration and down-side scenario overlays.
The ratio of the allowance for credit losses on loans to total loans was 1.32% at March 31, 2023 compared to 1.33% at December 31, 2022. Management believes the recorded amount of the allowance for credit losses on loans is appropriate based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, our estimate of current expected credit losses could also change, which could affect the level of future credit loss expense related to loans.

Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures totaled approximately $54.9 million and $58.6 million at March 31, 2023 and December 31, 2022, respectively. The level of the allowance for credit losses on off-balance-sheet credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio. We recognized a net credit loss benefit related to off-balance-sheet credit exposures totaling $3.7 million during the three months ended March 31, 2023 compared to a net credit loss benefit of $4.5 million during the same period in 2022. Our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures are further described in our 2022 Form 10-K. This methodology was also impacted by the model updates described in Note 3 - Loans in the accompanying notes to consolidated financial statements elsewhere in this report. The overall approximate impact of the model updates was a $19.0 million decrease in modeled expected credit losses for off-balance-sheet credit exposures, though the impact of this decrease was largely offset with a qualitative adjustment similar to the model overlay described above for commercial real estate - construction loans.
Capital and Liquidity
Capital. Shareholders’ equity totaled $3.5 billion and $3.1 billion at March 31, 2023 and December 31, 2022, respectively. The increase was partly related to the accumulated other comprehensive income/loss component of shareholders’ equity which decreased to a net, after-tax, unrealized loss of $1.1 billion at March 31, 2023 from a net, after-tax unrealized loss of $1.3 billion at December 31, 2022. This change was primarily due to a $205.6 million net, after-tax, increase in the fair value of securities available for sale. Other sources of capital during the three months ended March 31, 2023 included net income of $177.7 million, $4.7 million related to stock-based compensation and $1.5 million in proceeds from stock option exercises. Uses of capital during the three months ended March 31, 2023 included $58.3 million of dividends paid on preferred and common stock and $1.2 million of treasury stock purchases.
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
We paid a quarterly dividend of $0.87 per common share during the first quarter of 2023 and a quarterly dividend of $0.75 per common share during the first quarter of 2022. These dividend amounts equate to a common stock dividend payout ratio of 32.2% and 49.7% during the first three months of 2023 and 2022, respectively. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions described in Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On January 25, 2023 our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. No shares have been repurchased under this plan or under prior plans during the reported periods. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements and Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, each included elsewhere in this report.
In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including pursuant to compensatory arrangements.
Liquidity. As more fully discussed in our 2022 Form 10-K, our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. Our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings as well as maturities of securities and loan amortization. As of March 31, 2023, we had approximately $8.6 billion held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the Federal Home Loan Bank (“FHLB”). As of March 31, 2023, based upon available, pledgeable collateral, our total borrowing capacity with the FHLB was approximately $3.5 billion. Furthermore, at March 31, 2023, we had approximately $14.3 billion in securities that were unencumbered by a pledge and could be used to support additional borrowings, as needed, through repurchase agreements, the Federal Reserve discount window or the Federal Reserve's new Bank Term Funding Program (“BTFP”). The BTFP is a new facility established in response to recent liquidity concerns within the banking industry in part due to recent deposit runs that resulted in a few large bank failures. The BTFP was designed to provide available additional funding to eligible depository institutions in order to help assure that banks have the ability to meet the needs of all their depositors. Under the program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par. The BTFP is intended to eliminate the need for depository institutions to quickly sell their securities when they are experiencing stress on their liquidity.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At March 31, 2023, Cullen/Frost had liquid assets, primarily consisting of cash on deposit at Frost Bank, totaling $331.1 million.
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
Refer to the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2022 Form 10-K. There has been no significant change in the types of market risks we face since December 31, 2022.
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
For modeling purposes, as of March 31, 2023, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.4% and 3.0%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in a negative variances in net interest income of 1.4% and 2.9%, respectively, relative to the flat-rate case over the next 12 months. For modeling purposes, as of December 31, 2022, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.2% and 1.4%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in a negative variances in net interest income of 0.2% and 1.4%, respectively, relative to the flat-rate case over the next 12 months.
We do not currently pay interest on a significant portion of our commercial demand deposits. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. Our March 31, 2023 and December 31, 2022 model simulations did not assume any payment of interest on commercial demand deposits (those not already receiving an earnings credit). Management believes, based on our experience during the last interest rate cycle, that it is less likely we will pay interest on these deposits as rates increase.
The model simulations as of March 31, 2023 indicate that our projected balance sheet is more asset sensitive in comparison to our balance sheet as of December 31, 2022. The increased asset sensitivity was primarily due to a decrease in the expected deposit pricing beta for rate increases on certain types of deposit accounts and an increase in the projected relative proportion of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and federal funds sold to projected average interest-earning assets. The deposit pricing beta is a measure of how much deposit rates will reprice, up or down, given a defined change in market rates. Management believes that the deposit pricing betas used as of March 31, 2023 are more reflective of current expectations. Interest-bearing deposits and federal funds sold are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets.
As of March 31, 2023, the effects of a 200 basis point increase and a 200 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
Item 1A. Risk Factors
There has been no material change in the risk factors disclosed under Item 1A. of our 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2023. Dollar amounts in thousands.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2023 to January 31, 2023	—		$—	—	$100,000
February 1, 2023 to February 28, 2023	150	(1)	129.23	—	100,000
March 1, 2023 to March 31, 2023	9,033	(1)	127.72	—	100,000
Total	9,183		127.74	—
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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	April 27, 2023	By:	/s/ Jerry Salinas
Jerry Salinas
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)