Form 10-Q
period 2023-06-30
CULLEN/FROST BANKERS, INC.
filed 2023-07-27
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2023
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 20, 2023, there were 64,123,111 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
June 30, 2023

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2023	December 31, 2022
Assets:
Cash and due from banks	$680,843	$691,553
Interest-bearing deposits	6,329,268	11,128,902
Federal funds sold	12,575	120,527
Resell agreements	84,650	87,150
Total cash and cash equivalents	7,107,336	12,028,132
Securities held to maturity, net of allowance for credit losses of $267 at June 30, 2023 and $158 at December 31, 2022	3,691,220	2,639,083
Securities available for sale, at estimated fair value	17,249,257	18,243,605
Trading account securities	32,517	28,045
Loans, net of unearned discounts	17,746,311	17,154,969
Less: Allowance for credit losses on loans	(233,619)	(227,621)
Net loans	17,512,692	16,927,348
Premises and equipment, net	1,154,235	1,102,695
Goodwill	654,952	654,952
Other intangible assets, net	208	386
Cash surrender value of life insurance policies	190,575	190,188
Accrued interest receivable and other assets	1,004,208	1,077,942
Total assets	$48,597,200	$52,892,376

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$14,904,614	$17,598,234
Interest-bearing deposits	25,796,216	26,355,962
Total deposits	40,700,830	43,954,196
Federal funds purchased	13,525	51,650
Repurchase agreements	3,569,870	4,660,641
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	123,098	123,069
Subordinated notes, net of unamortized issuance costs	99,413	99,335
Accrued interest payable and other liabilities	703,722	866,257
Total liabilities	45,210,458	49,755,148

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 150,000 Series B shares ($1,000 liquidation preference) issued at June 30, 2023 and December 31, 2022	145,452	145,452
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,404,582 shares issued at June 30, 2023 and 64,354,695 at December 31, 2022	644	643
Additional paid-in capital	1,040,754	1,029,756
Retained earnings	3,532,542	3,309,671
Accumulated other comprehensive income (loss), net of tax	(1,305,027)	(1,348,294)
Treasury stock, at cost; 284,206 shares at June 30, 2023	(27,623)	—
Total shareholders’ equity	3,386,742	3,137,228
Total liabilities and shareholders’ equity	$48,597,200	$52,892,376
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income:
Loans, including fees	$290,552	$166,679	$560,267	$316,656
Securities:
Taxable	101,960	56,365	199,735	99,423
Tax-exempt	60,637	57,078	127,271	113,944
Interest-bearing deposits	87,748	26,371	186,993	32,714
Federal funds sold	305	99	1,063	112
Resell agreements	1,126	10	2,194	14
Total interest income	542,328	306,602	1,077,523	562,863
Interest expense:
Deposits	120,266	14,593	218,255	19,505
Federal funds purchased	412	75	995	87
Repurchase agreements	33,114	1,790	66,765	2,308
Junior subordinated deferrable interest debentures	2,106	772	4,094	1,356
Subordinated notes	1,164	1,164	2,328	2,328
Total interest expense	157,062	18,394	292,437	25,584
Net interest income	385,266	288,208	785,086	537,279
Credit loss expense	9,901	—	19,005	—
Net interest income after credit loss expense	375,365	288,208	766,081	537,279
Non-interest income:
Trust and investment management fees	39,392	37,776	75,536	76,432
Service charges on deposit accounts	23,487	23,870	45,366	46,610
Insurance commissions and fees	12,940	11,776	31,892	28,384
Interchange and card transaction fees	5,250	4,911	10,139	9,137
Other charges, commissions and fees	12,090	9,887	23,794	19,514
Net gain (loss) on securities transactions	33	—	54	—
Other	10,336	9,707	22,012	19,240
Total non-interest income	103,528	97,927	208,793	199,317
Non-interest expense:
Salaries and wages	133,195	116,881	263,540	228,210
Employee benefits	26,792	20,733	60,714	44,953
Net occupancy	31,714	28,379	62,063	55,790
Technology, furniture and equipment	33,043	29,921	65,524	59,078
Deposit insurance	6,202	3,724	12,447	7,357
Intangible amortization	82	131	178	277
Other	54,014	46,578	105,718	89,414
Total non-interest expense	285,042	246,347	570,184	485,079
Income before income taxes	193,851	139,788	404,690	251,517
Income taxes	31,733	20,674	64,919	33,301
Net income	162,118	119,114	339,771	218,216
Preferred stock dividends	1,669	1,669	3,338	3,338
Net income available to common shareholders	$160,449	$117,445	$336,433	$214,878

Earnings per common share:
Basic	$2.47	$1.82	$5.18	$3.32
Diluted	2.47	1.81	5.17	3.31
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$162,118	$119,114	$339,771	$218,216
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	(206,863)	(636,523)	53,406	(1,547,318)
Change in net unrealized gain on securities transferred to held to maturity	(162)	(189)	(322)	(398)
Reclassification adjustment for net (gains) losses included in net income	(33)	—	(54)	—
Total securities available for sale and transferred securities	(207,058)	(636,712)	53,030	(1,547,716)
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	870	741	1,740	1,482
Total defined-benefit post-retirement benefit plans	870	741	1,740	1,482
Other comprehensive income (loss), before tax	(206,188)	(635,971)	54,770	(1,546,234)
Deferred tax expense (benefit)	(43,299)	(133,555)	11,503	(324,710)
Other comprehensive income (loss), net of tax	(162,889)	(502,416)	43,267	(1,221,524)
Comprehensive income (loss)	$(771)	$(383,302)	$383,038	$(1,003,308)
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Three months ended:
June 30, 2023
Balance at beginning of period	$145,452	$644	$1,035,961	$3,428,991	$(1,142,138)	$(1,109)	$3,467,801
Net income	—	—	—	162,118	—	—	162,118
Other comprehensive income (loss), net of tax	—	—	—	—	(162,889)	—	(162,889)
Stock option exercises/stock unit conversions (13,626 shares)	—	—	—	(491)	—	1,437	946
Stock-based compensation expense recognized in earnings	—	—	4,793	—	—	—	4,793
Purchase of treasury stock (289,149 shares)	—	—	—	—	—	(27,951)	(27,951)
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,669)	—	—	(1,669)
Cash dividends – common stock ($0.87 per share)	—	—	—	(56,407)	—	—	(56,407)
Balance at end of period	$145,452	$644	$1,040,754	$3,532,542	$(1,305,027)	$(27,623)	$3,386,742

June 30, 2022
Balance at beginning of period	$145,452	$642	$1,012,033	$3,002,642	$(371,790)	$(12,687)	$3,776,292
Net income	—	—	—	119,114	—	—	119,114
Other comprehensive income (loss), net of tax	—	—	—	—	(502,416)	—	(502,416)
Stock option exercises/stock unit conversions (28,832 shares)	—	—	—	(1,463)	—	2,214	751
Stock-based compensation expense recognized in earnings	—	—	3,418	—	—	—	3,418
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,669)	—	—	(1,669)
Cash dividends – common stock ($0.75 per share)	—	—	—	(48,515)	—	—	(48,515)
Balance at end of period	$145,452	$642	$1,015,451	$3,070,109	$(874,206)	$(10,473)	$3,346,975
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Six months ended:
June 30, 2023
Balance at beginning of period	$145,452	$643	$1,029,756	$3,309,671	$(1,348,294)	$—	$3,137,228
Net income	—	—	—	339,771	—	—	339,771
Other comprehensive income (loss), net of tax	—	—	—	—	43,267	—	43,267
Stock option exercises/stock unit conversions (64,013 shares)	—	1	1,463	(519)	—	1,501	2,446
Stock-based compensation expense recognized in earnings	—	—	9,535	—	—	—	9,535
Purchase of treasury stock (298,332 shares)	—	—	—	—	—	(29,124)	(29,124)
Cash dividends – Series B preferred stock (approximately $22.25 per share which is equivalent to approximately $0.56 per depositary share)	—	—	—	(3,338)	—	—	(3,338)
Cash dividends – common stock ($1.74 per share)	—	—	—	(113,043)	—	—	(113,043)
Balance at end of period	$145,452	$644	$1,040,754	$3,532,542	$(1,305,027)	$(27,623)	$3,386,742

June 30, 2022
Balance at beginning of period	$145,452	$642	$1,009,921	$2,956,966	$347,318	$(20,744)	$4,439,555
Net income	—	—	—	218,216	—	—	218,216
Other comprehensive income (loss), net of tax	—	—	—	—	(1,221,524)	—	(1,221,524)
Stock option exercises/stock unit conversions (144,262 shares)	—	—	—	(4,777)	—	11,267	6,490
Stock-based compensation expense recognized in earnings	—	—	5,530	—	—	—	5,530
Purchase of treasury stock (7,459 shares)	—	—	—	—	—	(996)	(996)
Cash dividends – Series B preferred stock (approximately $22.25 per share which is equivalent to approximately $0.56 per depositary share)	—	—	—	(3,338)	—	—	(3,338)
Cash dividends – common stock ($1.50 per share)	—	—	—	(96,958)	—	—	(96,958)
Balance at end of period	$145,452	$642	$1,015,451	$3,070,109	$(874,206)	$(10,473)	$3,346,975
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net income	$339,771	$218,216
Adjustments to reconcile net income to net cash from operating activities:
Credit loss expense	19,005	—
Deferred tax expense (benefit)	(2,489)	(2,404)
Accretion of loan discounts	(9,265)	(6,581)
Securities premium amortization (discount accretion), net	36,919	53,225
Net (gain) loss on securities transactions	(54)	—
Depreciation and amortization	37,076	35,406
Net (gain) loss on sale/write-down of assets/foreclosed assets	(283)	103
Stock-based compensation	9,535	5,530
Net tax benefit from stock-based compensation	469	1,645
Earnings on life insurance policies	(1,387)	(1,016)
Net change in:
Trading account securities	335	482
Lease right-of-use assets	11,193	12,042
Accrued interest receivable and other assets	59,051	(135,239)
Accrued interest payable and other liabilities	(176,718)	113,645
Net cash from operating activities	323,158	295,054
Investing Activities:
Securities held to maturity:
Purchases	(1,141,443)	(411,527)
Maturities, calls and principal repayments	92,547	263,226
Securities available for sale:
Purchases	(7,607,014)	(4,778,475)
Sales	1,543,355	—
Maturities, calls and principal repayments	7,077,003	382,152
Proceeds from sale of loans	2,215	2,365
Net change in loans	(602,902)	(404,515)
Benefits received on life insurance policies	1,000	1,332
Proceeds from sales of premises and equipment	1,179	18
Purchases of premises and equipment	(85,156)	(28,016)
Proceeds from sales of repossessed properties	583	1,543
Net cash from investing activities	(718,633)	(4,971,897)
Financing Activities:
Net change in deposits	(3,253,366)	2,906,069
Net change in short-term borrowings	(1,128,896)	(1,058,839)
Proceeds from stock option exercises	2,446	6,490
Purchase of treasury stock	(29,124)	(996)
Cash dividends paid on preferred stock	(3,338)	(3,338)
Cash dividends paid on common stock	(113,043)	(96,958)
Net cash from financing activities	(4,525,321)	1,752,428
Net change in cash and cash equivalents	(4,920,796)	(2,924,415)
Cash and cash equivalents at beginning of period	12,028,132	16,583,000
Cash and cash equivalents at end of period	$7,107,336	$13,658,585

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
Cash Flow Reporting. Additional cash flow information was as follows:

	Six Months Ended June 30,
	2023	2022
Cash paid for interest	$270,358	$22,551
Cash paid for income taxes	66,500	45,500
Significant non-cash transactions:
Unsettled securities transactions	10,988	110,623
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	8,914	8,857
Accounting Changes, Reclassifications and Restatements. Certain items in prior financial statements have been reclassified to conform to the current presentation.

Note 2 - Securities
Securities - Held to Maturity. A summary of the amortized cost, fair value and allowance for credit losses related to securities held to maturity as of June 30, 2023 and December 31, 2022 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses	Net Carrying Amount
June 30, 2023
Residential mortgage-backed securities	$1,265,818	$—	$72,286	$1,193,532	$—	$1,265,818
States and political subdivisions	2,424,169	24,288	99,491	2,348,966	(267)	2,423,902
Other	1,500	—	69	1,431	—	1,500
Total	$3,691,487	$24,288	$171,846	$3,543,929	$(267)	$3,691,220
December 31, 2022
Residential mortgage-backed securities	$526,122	$—	$65,322	$460,800	$—	$526,122
States and political subdivisions	2,111,619	13,048	119,033	2,005,634	(158)	2,111,461
Other	1,500	—	69	1,431	—	1,500
Total	$2,639,241	$13,048	$184,424	$2,467,865	$(158)	$2,639,083
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. The carrying value of held-to-maturity securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $943.9 million and $256.3 million at June 30, 2023 and December 31, 2022, respectively. Accrued interest receivable on held-to-maturity securities totaled $39.4 million and $30.2 million at June 30, 2023 and December 31, 2022, respectively and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
From time to time, we have reclassified certain securities from available for sale to held to maturity. The net unamortized, unrealized gain remaining on transferred securities included in accumulated other comprehensive income in the accompanying balance sheet totaled $1.5 million ($1.2 million, net of tax) at June 30, 2023 and $1.8 million ($1.4 million, net of tax) at December 31, 2022. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by States and political subdivisions and other securities as of June 30, 2023 and December 31, 2022:

	States and Political Subdivisions
	Not Guaranteed or Pre-Refunded	Guaranteed by the Texas PSF	Guaranteed by Third Party	Pre-Refunded	Total	Other Securities
June 30, 2023
Aaa/AAA	$301,922	$1,544,702	$13,656	$52,860	$1,913,140	$—
Aa/AA	504,928	—	6,101	—	511,029	—
Not rated	—	—	—	—	—	1,500
Total	$806,850	$1,544,702	$19,757	$52,860	$2,424,169	$1,500
December 31, 2022
Aaa/AAA	$273,201	$1,422,442	$—	$121,961	$1,817,604	$—
Aa/AA	294,015	—	—	—	294,015	—
Not rated	—	—	—	—	—	1,500
Total	$567,216	$1,422,442	$—	$121,961	$2,111,619	$1,500

The following table details activity in the allowance for credit losses on held-to-maturity securities during the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$262	$158	$158	$158
Credit loss expense (benefit)	5	—	109	—
Ending balance	$267	$158	$267	$158
Securities - Available for Sale. A summary of the amortized cost, fair value and allowance for credit losses related to securities available for sale as of June 30, 2023 and December 31, 2022 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
June 30, 2023
U.S. Treasury	$5,456,656	$—	$383,768	$—	$5,072,888
Residential mortgage-backed securities	7,725,403	5,105	937,733	—	6,792,775
States and political subdivisions	5,636,095	1,098	296,177	—	5,341,016
Other	42,578	—	—	—	42,578
Total	$18,860,732	$6,203	$1,617,678	$—	$17,249,257
December 31, 2022
U.S. Treasury	$5,450,546	$—	$398,959	$—	$5,051,587
Residential mortgage-backed securities	7,316,824	8,050	948,638	—	6,376,236
States and political subdivisions	7,098,635	9,108	334,388	—	6,773,355
Other	42,427	—	—	—	42,427
Total	$19,908,432	$17,158	$1,681,985	$—	$18,243,605
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At June 30, 2023, all of the securities in our available for sale municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 74.3% are either guaranteed by the Texas Permanent School Fund (“PSF”) or have been pre-refunded. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of available-for-sale securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $5.2 billion and $8.0 billion at June 30, 2023 and December 31, 2022, respectively. Accrued interest receivable on available-for-sale securities totaled $121.8 million and $140.6 million at June 30, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The table below summarizes, as of June 30, 2023, securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by type of security and length of time in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury	$1,487,790	$58,237	$3,585,097	$325,531	$5,072,887	$383,768
Residential mortgage-backed securities	2,176,299	65,646	4,239,828	872,087	6,416,127	937,733
States and political subdivisions	3,391,385	45,640	1,543,520	250,537	4,934,905	296,177
Total	$7,055,474	$169,523	$9,368,445	$1,448,155	$16,423,919	$1,617,678
As of June 30, 2023, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.
Contractual Maturities. The following table summarizes the maturity distribution schedule of securities held to maturity and securities available for sale as of June 30, 2023. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
Held To Maturity
Amortized Cost
Residential mortgage-backed securities	$—	$—	$513,530	$752,288	$1,265,818
States and political subdivisions	59,282	14,024	37,558	2,313,305	2,424,169
Other	—	1,500	—	—	1,500
Total	$59,282	$15,524	$551,088	$3,065,593	$3,691,487
Estimated Fair Value
Residential mortgage-backed securities	$—	$—	$450,850	$742,682	$1,193,532
States and political subdivisions	59,242	13,949	36,609	2,239,166	2,348,966
Other	—	1,431	—	—	1,431
Total	$59,242	$15,380	$487,459	$2,981,848	$3,543,929
Available For Sale
Amortized Cost
U. S. Treasury	$1,286,197	$2,542,538	$1,435,692	$192,229	$5,456,656
Residential mortgage-backed securities	310	4,985	15,986	7,704,122	7,725,403
States and political subdivisions	439,111	317,371	831,502	4,048,111	5,636,095
Other	—	—	—	—	42,578
Total	$1,725,618	$2,864,894	$2,283,180	$11,944,462	$18,860,732
Estimated Fair Value
U. S. Treasury	$1,257,329	$2,420,131	$1,250,420	$145,008	$5,072,888
Residential mortgage-backed securities	305	4,865	15,898	6,771,707	6,792,775
States and political subdivisions	438,969	315,373	811,631	3,775,043	5,341,016
Other	—	—	—	—	42,578
Total	$1,696,603	$2,740,369	$2,077,949	$10,691,758	$17,249,257
Sales of Securities. Sales of available for sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Proceeds from sales	$659,082	$—	$1,543,355	$—
Gross realized gains	561	—	5,417	—
Gross realized losses	(528)	—	(5,363)	—
Tax (expense) benefit of securities gains/losses	(7)	—	(11)	—
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Premium amortization	$(21,242)	$(28,053)	$(47,167)	$(57,113)
Discount accretion	4,843	2,482	10,248	3,888
Net (premium amortization) discount accretion	$(16,399)	$(25,571)	$(36,919)	$(53,225)

Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	June 30, 2023	December 31, 2022
U.S. Treasury	$27,546	$25,879
States and political subdivisions	4,971	2,166
Total	$32,517	$28,045
Net gains and losses on trading account securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net gain on sales transactions	$903	$1,012	$1,871	$1,352
Net mark-to-market gains (losses)	(10)	(76)	(27)	(244)
Net gain (loss) on trading account securities	$893	$936	$1,844	$1,108
Note 3 - Loans
Loans were as follows:

	June 30, 2023	December 31, 2022
Commercial and industrial	$5,726,804	$5,674,798
Energy:
Production	718,829	696,570
Service	138,816	133,542
Other	128,926	95,617
Total energy	986,571	925,729
Paycheck Protection Program	22,333	34,852
Commercial real estate:
Commercial mortgages	6,389,649	6,168,910
Construction	1,468,071	1,477,247
Land	535,247	537,168
Total commercial real estate	8,392,967	8,183,325
Consumer real estate:
Home equity lines of credit	730,557	691,841
Home equity loans	575,284	449,507
Home improvement loans	680,811	577,377
Other	171,264	124,814
Total consumer real estate	2,157,916	1,843,539
Total real estate	10,550,883	10,026,864
Consumer and other	459,720	492,726
Total loans	$17,746,311	$17,154,969
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of June 30, 2023, there were no concentrations of loans related to any single industry in excess of 10% of total loans. At that date, the largest industry concentrations were related to the automobile dealerships industry, which totaled 6.0% of total loans and the energy industry, which totaled 5.6% of total loans. Unfunded commitments to extend credit and standby letters of credit issued to customers in the automobile dealership industry totaled $454.9 million and $20.1 million, respectively, as of June 30, 2023, while unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.0 billion and $84.1 million, respectively, as of June 30, 2023.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2023 or December 31, 2022.

Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). Such loans totaled $389.2 million at June 30, 2023 and $391.3 million at December 31, 2022.
Accrued Interest Receivable. Accrued interest receivable on loans totaled $73.9 million and $68.7 million at June 30, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.
Non-accrual loans, segregated by class of loans, were as follows:

	June 30, 2023		December 31, 2022
	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$22,217	$3,817	$18,130	$8,514
Energy	16,712	11,880	15,224	7,139
Commercial real estate:
Buildings, land and other	25,682	6,617	3,552	1,991
Construction	—	—	—	—
Consumer real estate	3,170	3,170	927	927
Consumer and other	—	—	—	—
Total	$67,781	$25,484	$37,833	$18,571
The following table presents non-accrual loans as of June 30, 2023 by class and year of origination.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$—	$—	$221	$754	$2,957	$1,172	$16,746	$367	$22,217
Energy	10,324	—	—	59	1,349	2	4,832	146	16,712
Commercial real estate:
Buildings, land and other	1,924	8	296	18,328	1,483	3,643	—	—	25,682
Construction	—	—	—	—	—	—	—	—	—
Consumer real estate	—	—	—	39	2,470	95	—	566	3,170
Consumer and other	—	—	—	—	—	—	—	—	—
Total	$12,248	$8	$517	$19,180	$8,259	$4,912	$21,578	$1,079	$67,781
In the table above, energy and commercial real estate loans reported as 2023 originations as of June 30, 2023 were first originated in years prior to 2023 but were renewed in the current year. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $835 thousand and $1.4 million for the three and six months ended June 30, 2023, respectively, and approximately $436 thousand and $843 thousand for the three and six months ended June 30, 2022, respectively.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of June 30, 2023 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$29,280	$5,224	$34,504	$5,692,300	$5,726,804	$3,025
Energy	2,224	6,386	8,610	977,961	986,571	—
Paycheck Protection Program	80	2,725	2,805	19,528	22,333	2,725
Commercial real estate:
Buildings, land and other	28,554	20,022	48,576	6,876,320	6,924,896	568
Construction	669	118	787	1,467,284	1,468,071	118
Consumer real estate	8,843	8,114	16,957	2,140,959	2,157,916	5,039
Consumer and other	5,153	336	5,489	454,231	459,720	336
Total	$74,803	$42,925	$117,728	$17,628,583	$17,746,311	$11,811
Modifications to Borrowers Experiencing Financial Difficulty. From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. The period-end balance of loan modifications, segregated by type of modification, to borrowers experiencing financial difficulty during the six months ended June 30, 2023 and June 30, 2022 are set forth in the table below, regardless of whether such modifications resulted in a new loan. There were no commitments to lend additional funds to these borrowers at June 30, 2023.

	Payment Delay	Percent of Total Class of Loans	Combination: Payment Delay and Term Extension	Percent of Total Class of Loans
June 30, 2023
Commercial and industrial	$—	—%	$16,020	0.3%
Commercial real estate:
Buildings, land and other	—	—	20,466	0.3
	$—	—	$36,486	0.2
June 30, 2022
Commercial real estate:
Buildings, land and other	$1,116	—	—	—
	$1,116	—	$—	—
The financial effects of the loan modifications made to borrowers experiencing financial difficulty were not significant during the six months ended June 30, 2023. The loan modifications reported in the table above did not significantly impact our determination of the allowance for credit losses on loans during the six months ended June 30, 2023.

Information as of or for the six months ended June 30, 2023 and June 30, 2022 related to loans modified (by type of modification) in the preceding twelve months, respectively, whereby the borrower was experiencing financial difficulty at the time of modification is set forth in the following table.

	June 30, 2023			June 30, 2022
	Term Extension	Payment Delay	Combination: Payment Delay and Term Extension	Term Extension	Payment Delay	Combination: Payment Delay and Term Extension
Past due in excess of 90 days or on non-accrual status at period-end:
Commercial and industrial	$—	$—	$16,020	$—	$—	$—
Commercial real estate:
Buildings, land and other	—	—	20,466	—	1,116	—
	$—	$—	$36,486	$—	$1,116	$—
Charge-offs during the period:
Commercial real estate:
Buildings, land and other	$—	$—	$—	$—	$371	$352
Proceeds from sales:
Commercial real estate:
Buildings, land and other	$—	$—	$—	$—	$—	$1,070
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
The following table presents weighted-average risk grades for all commercial loans, by class and year of origination/renewal, as of June 30, 2023. Paycheck Protection Program (“PPP”) loans are excluded as such loans are fully guaranteed by the Small Business Administration (“SBA”).

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Commercial and industrial
Risk grades 1-8	$1,113,216	$919,731	$524,735	$406,763	$186,103	$243,703	$2,026,310	$48,004	$5,468,565	6.29
Risk grade 9	17,610	17,339	32,116	3,745	2,307	10,869	40,715	5,203	129,904	9.00
Risk grade 10	9,988	510	622	396	4,165	744	19,268	564	36,257	10.00
Risk grade 11	4,491	4,164	4,001	8,747	16,121	1,523	19,749	11,065	69,861	11.00
Risk grade 12	—	—	221	702	2,687	1,172	14,607	367	19,756	12.00
Risk grade 13	—	—	—	52	270	—	2,139	—	2,461	13.00
	$1,145,305	$941,744	$561,695	$420,405	$211,653	$258,011	$2,122,788	$65,203	$5,726,804	6.46
W/A risk grade	6.31	6.76	7.10	5.93	6.57	6.17	6.31	7.66	6.46

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Energy
Risk grades 1-8	$301,108	$65,831	$83,174	$4,240	$2,393	$5,297	$457,225	$33,858	$953,126	5.79
Risk grade 9	311	4,456	139	—	445	589	3,603	1,972	11,515	9.00
Risk grade 10	—	—	—	—	355	189	—	—	544	10.00
Risk grade 11	—	—	106	170	3,101	12	1,285	—	4,674	11.00
Risk grade 12	10,324	—	—	59	1,349	2	2,132	146	14,012	12.00
Risk grade 13	—	—	—	—	—	—	2,700	—	2,700	13.00
	$311,743	$70,287	$83,419	$4,469	$7,643	$6,089	$466,945	$35,976	$986,571	5.96
W/A risk grade	6.32	6.60	5.78	7.68	9.83	7.14	5.58	5.69	5.96

Commercial real estate:
Buildings, land, other
Risk grades 1-8	$699,039	$1,735,438	$1,421,130	$851,503	$570,561	$1,009,089	$150,060	$103,188	$6,540,008	6.97
Risk grade 9	9,069	15,323	10,729	40,843	70,271	27,324	1,980	1,214	176,753	9.00
Risk grade 10	491	29,583	7,991	4,086	1,754	3,796	—	2,646	50,347	10.00
Risk grade 11	7,653	6,163	48,496	8,477	—	57,948	2,993	376	132,106	11.00
Risk grade 12	1,924	8	296	17,178	1,483	3,493	—	—	24,382	12.00
Risk grade 13	—	—	—	1,150	—	150	—	—	1,300	13.00
	$718,176	$1,786,515	$1,488,642	$923,237	$644,069	$1,101,800	$155,033	$107,424	$6,924,896	7.14
W/A risk grade	7.10	7.05	7.28	7.22	7.02	7.17	7.13	6.50	7.14
Construction
Risk grades 1-8	$271,025	$523,461	$342,339	$49,547	$945	$1,666	$179,127	$—	$1,368,110	7.19
Risk grade 9	9,975	14,668	3,067	2,100	—	—	3,291	—	33,101	9.00
Risk grade 10	18,297	—	7,347	—	—	—	9,126	—	34,770	10.00
Risk grade 11	—	31,972	118	—	—	—	—	—	32,090	11.00
Risk grade 12	—	—	—	—	—	—	—	—	—	12.00
Risk grade 13	—	—	—	—	—	—	—	—	—	13.00
	$299,297	$570,101	$352,871	$51,647	$945	$1,666	$191,544	$—	$1,468,071	7.38
W/A risk grade	7.68	7.39	7.39	4.63	7.07	6.77	7.65	—	7.38
Total commercial real estate	$1,017,473	$2,356,616	$1,841,513	$974,884	$645,014	$1,103,466	$346,577	$107,424	$8,392,967	7.18
W/A risk grade	7.27	7.13	7.30	7.09	7.02	7.17	7.41	6.50	7.18
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

	Commercial and Industrial		Energy		Commercial Real Estate - Buildings, Land and Other		Commercial Real Estate - Construction		Total Commercial Real Estate
	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans
Risk grades 1-8	6.24	$5,435,917	5.44	$887,182	6.94	$6,340,028	7.04	$1,430,012	6.96	$7,770,040
Risk grade 9	9.00	146,192	9.00	11,112	9.00	189,928	9.00	34,952	9.00	224,880
Risk grade 10	10.00	37,596	10.00	642	10.00	91,020	10.00	931	10.00	91,951
Risk grade 11	11.00	36,963	11.00	11,569	11.00	81,550	11.00	11,352	11.00	92,902
Risk grade 12	12.00	12,521	12.00	10,840	12.00	2,957	12.00	—	12.00	2,957
Risk grade 13	13.00	5,609	13.00	4,384	13.00	595	13.00	—	13.00	595
Total	6.39	$5,674,798	5.67	$925,729	7.09	$6,706,078	7.12	$1,477,247	7.10	$8,183,325

Information about the payment status of consumer loans, segregated by portfolio segment and year of origination, as of June 30, 2023 was as follows:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$297	$1,126	$1,075	$236	$480	$1,534	$3,861	$234	$8,843
Past due 90 or more days	—	95	172	63	2,539	1,081	523	3,641	8,114
Total past due	297	1,221	1,247	299	3,019	2,615	4,384	3,875	16,957
Current loans	284,398	438,609	300,363	182,845	62,030	150,136	713,920	8,658	2,140,959
Total	$284,695	$439,830	$301,610	$183,144	$65,049	$152,751	$718,304	$12,533	$2,157,916
Consumer and other:
Past due 30-89 days	$2,202	$316	$158	$12	$42	$49	$2,226	$148	$5,153
Past due 90 or more days	84	34	1	—	—	—	212	5	336
Total past due	2,286	350	159	12	42	49	2,438	153	5,489
Current loans	49,542	39,133	13,771	4,820	1,985	1,900	320,720	22,360	454,231
Total	$51,828	$39,483	$13,930	$4,832	$2,027	$1,949	$323,158	$22,513	$459,720
Revolving loans that converted to term during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commercial and industrial	$3,835	$16,518	$14,606	$21,973
Energy	—	247	2,567	247
Commercial real estate:
Buildings, land and other	5,944	10,681	5,944	10,726
Construction	—	13	—	4,248
Consumer real estate	1,064	888	1,743	1,684
Consumer and other	1,669	1,792	3,671	5,868
Total	$12,512	$30,139	$28,531	$44,746
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2022 Form 10-K, totaled 127.7 at June 30, 2023 and 130.3 at December 31, 2022. A lower TLI value implies less favorable economic conditions.
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
During the first quarter of 2023, we recalibrated and updated all of our commercial loan models, with the exception of the models related to commercial real estate - non-owner occupied loans, as well as our consumer real estate loan models. While the fundamental modeling methodologies remain unchanged, the updates included (i) separating the energy loan pool from the commercial and industrial pool as a result of differences in loss characteristics observed in recent history and (ii) changing the modeling approach related to loan renewals whereby each renewal is treated as a separate loan which impacted loan life assumptions. For modeling purposes, our loan pools now include (i) commercial and industrial non-revolving, (ii) commercial and industrial revolving, (iii) energy, (iv) commercial real estate - owner occupied, (v) commercial real estate - non-owner occupied, (vi) commercial real estate - construction/land development, (vii) consumer real estate and (viii) consumer and other. The overall approximate impact of the model updates during the first quarter was a $45.0 million decrease in modeled expected credit losses on loans though the impact of this decrease was largely offset with qualitative adjustments. The decrease in modeled expected credit losses on loans was largely driven by lower measurements for probability of default (“PD”) and loss given default (“LGD”) based on the historical data series (2008 through 2018) used for the recalibration. This period was one of relatively low losses and included higher levels of government stimulus. The lower PD and LGD measurements were also impacted by shorter loan life assumptions due to the aforementioned change in the modeling approach related to loan renewals.
The following table presents details of the allowance for credit losses on loans segregated by loan portfolio segment as of June 30, 2023 and December 31, 2022. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

June 30, 2023	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Modeled expected credit losses	$46,435	$5,733	$15,496	$12,594	$5,511	$85,769
Q-Factor and other qualitative adjustments	26,270	6,496	104,130	441	4,052	141,389
Specific allocations	2,461	2,700	1,300	—	—	6,461
Total	$75,166	$14,929	$120,926	$13,035	$9,563	$233,619
December 31, 2022
Modeled expected credit losses	$61,918	$8,531	$27,013	$7,847	$4,983	$110,292
Q-Factor and other qualitative adjustments	36,237	5,148	61,572	157	2,034	105,148
Specific allocations	6,082	4,383	1,716	—	—	12,181
Total	$104,237	$18,062	$90,301	$8,004	$7,017	$227,621
The following table details activity in the allowance for credit losses on loans by portfolio segment for the three and six months ended June 30, 2023 and 2022. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
June 30, 2023
Beginning balance	$78,465	$19,191	$115,693	$9,708	$8,457	$231,514
Credit loss expense (benefit)	2,404	(4,433)	5,133	3,822	5,007	11,933
Charge-offs	(7,136)	(518)	—	(1,080)	(7,016)	(15,750)
Recoveries	1,433	689	100	585	3,115	5,922
Net (charge-offs) recoveries	(5,703)	171	100	(495)	(3,901)	(9,828)
Ending balance	$75,166	$14,929	$120,926	$13,035	$9,563	$233,619
June 30, 2022
Beginning balance	$87,026	$15,422	$128,954	$6,359	$9,074	$246,835
Credit loss expense (benefit)	942	427	(12,232)	583	5,884	(4,396)
Charge-offs	(1,891)	—	—	(131)	(5,322)	(7,344)
Recoveries	1,193	418	384	43	2,499	4,537
Net (charge-offs) recoveries	(698)	418	384	(88)	(2,823)	(2,807)
Ending balance	$87,270	$16,267	$117,106	$6,854	$12,135	$239,632

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Six months ended:
June 30, 2023
Beginning balance	$104,237	$18,062	$90,301	$8,004	$7,017	$227,621
Credit loss expense (benefit)	(18,280)	(3,467)	30,494	5,105	10,756	24,608
Charge-offs	(13,316)	(518)	—	(1,330)	(13,958)	(29,122)
Recoveries	2,525	852	131	1,256	5,748	10,512
Net (charge-offs) recoveries	(10,791)	334	131	(74)	(8,210)	(18,610)
Ending balance	$75,166	$14,929	$120,926	$13,035	$9,563	$233,619
June 30, 2022
Beginning balance	$72,091	$17,217	$144,936	$6,585	$7,837	$248,666
Credit loss expense (benefit)	18,503	(1,617)	(27,841)	557	10,466	68
Charge-offs	(5,346)	(371)	(702)	(362)	(11,093)	(17,874)
Recoveries	2,022	1,038	713	74	4,925	8,772
Net (charge-offs) recoveries	(3,324)	667	11	(288)	(6,168)	(9,102)
Ending balance	$87,270	$16,267	$117,106	$6,854	$12,135	$239,632
The following table presents year-to-date gross charge-offs by year of origination as of June 30, 2023.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$124	$208	$178	$55	$25	$29	$7,427	$5,270	$13,316
Energy	—	—	—	—	—	—	—	518	518
Commercial real estate:
Buildings, land and other	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Consumer real estate	—	—	280	—	—	89	961	—	1,330
Consumer and other	8,143	4,354	57	12	—	23	1,051	318	13,958
Total	$8,267	$4,562	$515	$67	$25	$141	$9,439	$6,106	$29,122
In the table above, $8.1 million of the consumer and other loan charge-offs reported as 2023 originations and $4.2 million of the total reported as 2022 originations were related to deposit overdrafts.
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment, as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial and industrial	$20,862	$2,461	$18,980	$6,082
Energy	16,445	2,700	15,058	4,383
Paycheck Protection Program	—	—	—	—
Commercial real estate:
Buildings, land and other	24,954	1,300	17,711	1,716
Construction	—	—	—	—
Consumer real estate	3,030	—	827	—
Consumer and other	—	—	—	—
Total	$65,291	$6,461	$52,576	$12,181

Note 4 - Goodwill and Other Intangible Assets
Goodwill and other intangible assets are presented in the table below.

	June 30, 2023	December 31, 2022
Goodwill	$654,952	$654,952
Other intangible assets:
Core deposits	$155	$310
Customer relationships	53	76
	$208	$386
The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2023 is as follows:

Remainder of 2023	$105
2024	87
2025	11
2026	5
$208
Note 5 - Deposits
Deposits were as follows:

	June 30, 2023	December 31, 2022
Non-interest-bearing demand deposits	$14,904,614	$17,598,234
Interest-bearing deposits:
Savings and interest checking	10,540,458	12,333,675
Money market accounts	11,026,368	12,227,247
Time accounts	4,229,390	1,795,040
Total interest-bearing deposits	25,796,216	26,355,962
Total deposits	$40,700,830	$43,954,196
The table below presents additional information about our deposits. Public funds in excess of deposit insurance limits are included in the totals for deposits not covered by insurance; however, such deposits are generally fully collateralized by securities.

	June 30, 2023	December 31, 2022
Deposits from foreign sources (primarily Mexico)	$1,036,777	$1,048,943
Non-interest-bearing public funds deposits	447,194	788,040
Interest-bearing public funds deposits	696,521	758,761
Total deposits not covered by deposit insurance	20,630,167	23,839,797
Time deposits not covered by deposit insurance	1,670,388	430,128

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

Financial instruments with off-balance-sheet risk were as follows:

	June 30, 2023	December 31, 2022
Commitments to extend credit	$12,208,032	$12,137,957
Standby letters of credit	405,900	383,851
Deferred standby letter of credit fees	2,176	2,236
Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Our allowance methodology is more fully described in our 2022 Form 10-K. This methodology was also impacted by the model updates during the first quarter of 2023 as described in Note 3 - Loans. The overall approximate impact of the model updates was a $19.0 million decrease in modeled expected credit losses for off-balance-sheet credit exposures, though the impact of this decrease was largely offset with qualitative adjustments.
The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$54,918	$45,850	$58,593	$50,314
Credit loss expense (benefit)	(2,037)	4,396	(5,712)	(68)
Ending balance	$52,881	$50,246	$52,881	$50,246
Lease Commitments. We lease certain office facilities and office equipment under operating leases. The components of total lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of lease right-of-use assets	$8,747	$8,209	$17,512	$16,314
Short-term lease expense	493	490	902	1,103
Non-lease components (including taxes, insurance, common maintenance, etc.)	3,662	2,748	7,043	5,768
Total	$12,902	$11,447	$25,457	$23,185
Right-of-use lease assets totaled $286.5 million at June 30, 2023 and $288.8 million at December 31, 2022 and are reported as a component of premises and equipment on our accompanying consolidated balance sheets. The related lease liabilities totaled $320.6 million at June 30, 2023 and $321.9 million at December 31, 2022 and are reported as a component of accrued interest payable and other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $8.2 million and $16.6 million during the three and six months ended June 30, 2023, respectively, and $8.4 million and $16.4 million during the three and six months ended June 30, 2022, respectively. There has been no significant change in our expected future minimum lease payments since December 31, 2022. See the 2022 Form 10-K for information regarding these commitments.
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

Cullen/Frost’s and Frost Bank’s Common Equity Tier 1 capital (“CET1”) includes common stock and related paid-in capital, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in CET1. We also elected to exclude the effects of credit loss accounting under CECL from CET1 for a five-year transitional period, as further discussed in our 2022 Form 10-K. This CECL transitional adjustment totaled $30.8 million and $46.2 million at June 30, 2023 and December 31, 2022, respectively. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Frost Bank's CET1 is also reduced by its equity investment in its financial subsidiary, Frost Insurance Agency (“FIA”).
Tier 1 capital includes CET1 and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital included $145.5 million of 4.450% non-cumulative perpetual preferred stock at June 30, 2023 and December 31, 2022, the details of which are further discussed below. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at June 30, 2023 or December 31, 2022. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowances for credit losses on securities, loans and off-balance-sheet credit exposures. Tier 2 capital for Cullen/Frost also includes the permissible portion of qualified subordinated debt (which decreases 20.0% per year during the final five years of the term of the notes) totaling $60.0 million at June 30, 2023 and $80.0 million at December 31, 2022 and trust preferred securities totaling $120.0 million at both June 30, 2023 and December 31, 2022.
The following table presents actual and required capital ratios as of June 30, 2023 and December 31, 2022 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2022 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Required to be Considered Well- Capitalized (1)
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2023
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$3,943,110	13.42%	$2,056,052	7.00%	N/A	N/A
Frost Bank	3,973,809	13.55	2,053,467	7.00	$1,906,791	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,088,562	13.92	2,496,634	8.50	1,762,330	6.00
Frost Bank	3,973,809	13.55	2,493,496	8.50	2,346,820	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	4,520,634	15.39	3,084,077	10.50	2,937,217	10.00
Frost Bank	4,225,881	14.41	3,080,201	10.50	2,933,525	10.00
Leverage Ratio
Cullen/Frost	4,088,562	8.11	2,016,414	4.00	N/A	N/A
Frost Bank	3,973,809	7.88	2,015,896	4.00	2,519,870	5.00
December 31, 2022
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$3,751,200	12.85%	$2,042,876	7.00%	N/A	N/A
Frost Bank	3,789,056	13.00	2,040,388	7.00	$1,894,646	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	3,896,652	13.35	2,480,635	8.50	1,751,036	6.00
Frost Bank	3,789,056	13.00	2,477,614	8.50	2,331,872	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	4,330,982	14.84	3,064,313	10.50	2,918,394	10.00
Frost Bank	4,023,386	13.80	3,060,583	10.50	2,914,841	10.00
Leverage Ratio
Cullen/Frost	3,896,652	7.29	2,136,680	4.00	N/A	N/A
Frost Bank	3,789,056	7.09	2,136,316	4.00	2,670,395	5.00
____________________
(1)“Well-capitalized” minimum Common Equity Tier 1 to Risk-Weighted Assets and Leverage Ratio are not formally defined under applicable banking regulations for bank holding companies.

As of June 30, 2023, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Based on the ratios presented above, capital levels as of June 30, 2023 at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well-capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2023, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
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
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On January 25, 2023, our board of directors authorized a $100.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period from time to time at various prices in the open market or through private transactions. Under this plan, we repurchased 288,912 shares at a total cost of $28.0 million (which includes applicable excise taxes) during the second quarter of 2023. No shares were repurchased under prior plans during the reported periods. Under the Basel III Capital Rules, Cullen/Frost may not repurchase or redeem any of its preferred stock or subordinated notes and, in some cases, its common stock without the prior approval of the Federal Reserve Board.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at June 30, 2023, Frost Bank could pay aggregate dividends of up to $967.6 million to Cullen/Frost without prior regulatory approval.
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
The notional amounts and estimated fair values of interest rate derivative contracts are presented in the following table. The fair values of interest rate derivative contracts are estimated utilizing internal valuation methods with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	$—	$—	$1,614	$19
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	1,162,694	78,404	1,165,812	70,416
Loan/lease interest rate swaps – liabilities	72,833	(1,332)	78,798	(1,102)
Loan/lease interest rate caps – assets	229,804	14,557	246,442	15,256
Customer counterparties:
Loan/lease interest rate swaps – assets	78,789	1,401	53,570	1,102
Loan/lease interest rate swaps – liabilities	1,156,738	(78,402)	1,175,563	(79,175)
Loan/lease interest rate caps – liabilities	229,804	(14,557)	246,442	(15,256)
The weighted-average rates paid and received for interest rate swaps outstanding at June 30, 2023 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Non-hedging interest rate swaps – financial institution counterparties	3.96%	5.62%
Non-hedging interest rate swaps – customer counterparties	5.62	3.96
The weighted-average strike rate for outstanding interest rate caps was 3.32% at June 30, 2023.
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

		June 30, 2023		December 31, 2022
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	4,134	$30,701	4,024	$27,082
Oil – liabilities	Barrels	5,345	(21,229)	6,068	(53,579)
Natural gas – assets	MMBTUs	16,694	6,668	16,539	6,220
Natural gas – liabilities	MMBTUs	9,871	(6,841)	15,682	(19,138)
Customer counterparties:
Oil – assets	Barrels	5,391	21,580	6,068	54,219
Oil – liabilities	Barrels	4,088	(30,255)	4,024	(26,551)
Natural gas – assets	MMBTUs	9,871	6,865	15,682	19,164
Natural gas – liabilities	MMBTUs	16,694	(6,477)	16,539	(6,124)
Foreign Currency Derivatives. We enter into foreign currency forward and option contracts that are not designated as hedging instruments primarily to accommodate the business needs of our customers. Upon the origination of a foreign currency denominated transaction with a customer, we simultaneously enter into an offsetting contract with a third-party financial institution to negate the exposure to fluctuations in foreign currency exchange rates. We also utilize foreign currency forward contracts and options that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on foreign currency holdings and certain short-term, non-U.S. dollar denominated loans. The notional amounts and fair values of open foreign currency forward and option contracts are presented in the following table.

		June 30, 2023		December 31, 2022
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward and option contracts – assets	EUR	—	$—	875	$1
Forward and option contracts – liabilities	EUR	—	—	875	(10)
Customer counterparties:
Forward and option contracts – assets	EUR	—	—	875	10
Forward and option contracts – liabilities	EUR	—	—	875	(1)
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
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$4	$(5)	$16	$(18)
Amount of (gain) loss included in other non-interest expense	4	3	4	5
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
Amounts included in the consolidated statements of income related to non-hedge related derivative instruments are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Non-hedging interest rate derivatives:
Other non-interest income	$1,002	$515	$1,712	$1,031
Other non-interest expense	1	—	—	—
Non-hedging commodity derivatives:
Other non-interest income	503	649	925	1,578
Non-hedging foreign currency derivatives:
Other non-interest income	—	45	25	63
Counterparty Credit Risk. Our credit exposure relating to interest rate, commodity and foreign currency derivative contracts with bank customers was approximately $6.8 million at June 30, 2023. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate, commodity and foreign currency derivative contracts with upstream financial institution counterparties was approximately $341 thousand at June 30, 2023. This amount was primarily related to a shortfall of collateral. Collateral positions are generally cleared on the next business day. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 9 – Balance Sheet Offsetting and

Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties. At June 30, 2023, cash collateral related to derivative contracts on deposit with other financial institution counterparties was not significant.
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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2023 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
June 30, 2023
Financial assets:
Derivatives:
Interest rate contracts	$92,961	$—	$92,961
Commodity contracts	37,369	—	37,369
Total derivatives	130,330	—	130,330
Resell agreements	84,650	—	84,650
Total	$214,980	$—	$214,980
Financial liabilities:
Derivatives:
Interest rate contracts	$1,332	$—	$1,332
Commodity contracts	28,070	—	28,070
Total derivatives	29,402	—	29,402
Repurchase agreements	3,569,870	—	3,569,870
Total	$3,599,272	$—	$3,599,272

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
June 30, 2023
Financial assets:
Derivatives:
Counterparty B	$32,143	$(9,548)	$(22,595)	$—
Counterparty E	16,312	(896)	(15,240)	176
Counterparty F	18,387	(8,839)	(9,463)	85
Counterparty G	10,484	—	(10,430)	54
Other counterparties	53,004	(10,119)	(42,861)	24
Total derivatives	130,330	(29,402)	(100,589)	339
Resell agreements	84,650	—	(84,650)	—
Total	$214,980	$(29,402)	$(185,239)	$339
Financial liabilities:
Derivatives:
Counterparty B	$9,548	$(9,548)	$—	$—
Counterparty E	896	(896)	—	—
Counterparty F	8,839	(8,839)	—	—
Other counterparties	10,119	(10,119)	—	—
Total derivatives	29,402	(29,402)	—	—
Repurchase agreements	3,569,870	—	(3,569,870)	—
Total	$3,599,272	$(29,402)	$(3,569,870)	$—

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of June 30, 2023 and December 31, 2022 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
June 30, 2023
Repurchase agreements:
U.S. Treasury	$2,716,439	$—	$—	$—	$2,716,439
Residential mortgage-backed securities	853,431	—	—	—	853,431
Total borrowings	$3,569,870	$—	$—	$—	$3,569,870
Gross amount of recognized liabilities for repurchase agreements					$3,569,870
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2022
Repurchase agreements:
U.S. Treasury	$3,735,061	$—	$—	$—	$3,735,061
Residential mortgage-backed securities	925,580	—	—	—	925,580
Total borrowings	$4,660,641	$—	$—	$—	$4,660,641
Gross amount of recognized liabilities for repurchase agreements					$4,660,641
Amounts related to agreements not included in offsetting disclosures above					$—
Note 10 - Stock-Based Compensation
A combined summary of activity in our active stock plans is presented in the table below. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. As of June 30, 2023, there were 514,028 shares remaining available for grant for future stock-based compensation awards.

	Deferred Stock Units Outstanding		Non-Vested Restricted Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2023	45,661	$87.15	465,319	$105.36	213,749	$96.20	616,227	$71.27
Granted	8,503	103.47	2,594	128.42	—	—	—	—
Exercised/vested	—	—	(1,957)	91.96	(28,151)	85.74	(33,905)	72.13
Forfeited/expired	—	—	(1,415)	116.02	(18,254)	85.74	—	—
Balance, June 30, 2023	54,164	89.71	464,541	105.52	167,344	99.10	582,322	71.22
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
New shares issued from available authorized shares	—	—	49,887	—
Shares issued from available treasury stock	13,626	28,832	14,126	144,262
Proceeds from stock option exercises	$946	$751	$2,446	$6,490

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Non-vested stock units	$2,864	$2,291	$6,171	$4,649
Deferred stock units	880	720	880	720
Performance stock units	1,049	407	2,484	161
Total	$4,793	$3,418	$9,535	$5,530
Income tax benefit	$800	$612	$1,868	$1,320
Unrecognized stock-based compensation expense at June 30, 2023 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

Non-vested stock units	$15,768
Performance stock units	7,029
Total	$22,797
Note 11 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2022 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$162,118	$119,114	$339,771	$218,216
Less: Preferred stock dividends	1,669	1,669	3,338	3,338
Net income available to common shareholders	160,449	117,445	336,433	214,878
Less: Earnings allocated to participating securities	1,645	1,036	3,468	1,888
Net earnings allocated to common stock	$158,804	$116,409	$332,965	$212,990

Distributed earnings allocated to common stock	$55,783	$48,092	$111,789	$96,143
Undistributed earnings allocated to common stock	103,021	68,317	221,176	116,847
Net earnings allocated to common stock	$158,804	$116,409	$332,965	$212,990

Weighted-average shares outstanding for basic earnings per common share	64,240,789	64,112,828	64,306,809	64,082,185
Dilutive effect of stock compensation	187,172	354,401	225,267	382,395
Weighted-average shares outstanding for diluted earnings per common share	64,427,961	64,467,229	64,532,076	64,464,580

Note 12 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected return on plan assets, net of expenses	$(2,740)	$(3,492)	$(5,480)	$(6,983)
Interest cost on projected benefit obligation	1,746	1,004	3,492	2,008
Net amortization and deferral	870	741	1,740	1,482
Net periodic expense (benefit)	$(124)	$(1,747)	$(248)	$(3,493)
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the six months ended June 30, 2023. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2023.
Note 13 - Income Taxes
Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Current income tax expense	$32,413	$22,646	$67,408	$35,705
Deferred income tax expense (benefit)	(680)	(1,972)	(2,489)	(2,404)
Income tax expense, as reported	$31,733	$20,674	$64,919	$33,301
Effective tax rate	16.4%	14.8%	16.0%	13.2%
We had a net deferred tax asset totaling $365.4 million at June 30, 2023 and $374.4 million at December 31, 2022. No valuation allowance for deferred tax assets was recorded at June 30, 2023 as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.
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

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(206,863)	$(43,441)	$(163,422)	$(636,523)	$(133,670)	$(502,853)
Change in net unrealized gain on securities transferred to held to maturity	(162)	(34)	(128)	(189)	(40)	(149)
Reclassification adjustment for net (gains) losses included in net income	(33)	(7)	(26)	—	—	—
Total securities available for sale and transferred securities	(207,058)	(43,482)	(163,576)	(636,712)	(133,710)	(503,002)
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	870	183	687	741	155	586
Total defined-benefit post-retirement benefit plans	870	183	687	741	155	586
Total other comprehensive income (loss)	$(206,188)	$(43,299)	$(162,889)	$(635,971)	$(133,555)	$(502,416)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$53,406	$11,215	$42,191	$(1,547,318)	$(324,937)	$(1,222,381)
Change in net unrealized gain on securities transferred to held to maturity	(322)	(67)	(255)	(398)	(84)	(314)
Reclassification adjustment for net (gains) losses included in net income	(54)	(11)	(43)	—	—	—
Total securities available for sale and transferred securities	53,030	11,137	41,893	(1,547,716)	(325,021)	(1,222,695)
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic expense (benefit)	1,740	366	1,374	1,482	311	1,171
Total defined-benefit post-retirement benefit plans	1,740	366	1,374	1,482	311	1,171
Total other comprehensive income (loss)	$54,770	$11,503	$43,267	$(1,546,234)	$(324,710)	$(1,221,524)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance at January 1, 2023	$(1,313,791)	$(34,503)	$(1,348,294)
Other comprehensive income (loss) before reclassifications	41,936	—	41,936
Reclassification of amounts included in net income	(43)	1,374	1,331
Net other comprehensive income (loss) during period	41,893	1,374	43,267
Balance at June 30, 2023	$(1,271,898)	$(33,129)	$(1,305,027)

Balance at January 1, 2022	$380,209	$(32,891)	$347,318
Other comprehensive income (loss) before reclassifications	(1,222,695)	—	(1,222,695)
Reclassification of amounts included in net income	—	1,171	1,171
Net other comprehensive income (loss) during period	(1,222,695)	1,171	(1,221,524)
Balance at June 30, 2022	$(842,486)	$(31,720)	$(874,206)
Note 15 – Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. See our 2022 Form 10-K for additional information regarding our operating segments. Summarized operating results by segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Three months ended:
June 30, 2023
Net interest income (expense)	$385,720	$2,090	$(2,544)	$385,266
Credit loss expense	9,901	—	—	9,901
Non-interest income	57,808	46,147	(427)	103,528
Non-interest expense	246,927	35,558	2,557	285,042
Income (loss) before income taxes	186,700	12,679	(5,528)	193,851
Income tax expense (benefit)	30,636	2,663	(1,566)	31,733
Net income (loss)	156,064	10,016	(3,962)	162,118
Preferred stock dividends	—	—	1,669	1,669
Net income (loss) available to common shareholders	$156,064	$10,016	$(5,631)	$160,449
Revenues from (expenses to) external customers	$443,528	$48,237	$(2,971)	$488,794
June 30, 2022
Net interest income (expense)	$289,186	$958	$(1,936)	$288,208
Credit loss expense (benefit)	1	(1)	—	—
Non-interest income	55,397	43,054	(524)	97,927
Non-interest expense	211,044	33,158	2,145	246,347
Income (loss) before income taxes	133,538	10,855	(4,605)	139,788
Income tax expense (benefit)	19,821	2,279	(1,426)	20,674
Net income (loss)	113,717	8,576	(3,179)	119,114
Preferred stock dividends	—	—	1,669	1,669
Net income (loss) available to common shareholders	$113,717	$8,576	$(4,848)	$117,445
Revenues from (expenses to) external customers	$344,583	$44,012	$(2,460)	$386,135

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Six months ended:
June 30, 2023
Net interest income (expense)	$785,857	$3,744	$(4,515)	$785,086
Credit loss expense (benefit)	19,003	2	—	19,005
Non-interest income	121,451	88,185	(843)	208,793
Non-interest expense	496,794	69,505	3,885	570,184
Income (loss) before income taxes	391,511	22,422	(9,243)	404,690
Income tax expense (benefit)	62,754	4,709	(2,544)	64,919
Net income (loss)	328,757	17,713	(6,699)	339,771
Preferred stock dividends	—	—	3,338	3,338
Net income (loss) available to common shareholders	$328,757	$17,713	$(10,037)	$336,433
Revenues from (expenses to) external customers	$907,308	$91,929	$(5,358)	$993,879
June 30, 2022
Net interest income (expense)	$539,305	$1,658	$(3,684)	$537,279
Credit loss expense	—	—	—	—
Non-interest income	114,103	86,283	(1,069)	199,317
Non-interest expense	417,582	64,068	3,429	485,079
Income (loss) before income taxes	235,826	23,873	(8,182)	251,517
Income tax expense (benefit)	30,835	5,013	(2,547)	33,301
Net income (loss)	204,991	18,860	(5,635)	218,216
Preferred stock dividends	—	—	3,338	3,338
Net income (loss) available to common shareholders	$204,991	$18,860	$(8,973)	$214,878
Revenues from (expenses to) external customers	$653,408	$87,941	$(4,753)	$736,596

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
Financial Assets and Financial Liabilities. The tables below summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2023
Securities available for sale:
U.S. Treasury	$5,072,888	$—	$—	$5,072,888
Residential mortgage-backed securities	—	6,792,775	—	6,792,775
States and political subdivisions	—	5,341,016	—	5,341,016
Other	—	42,578	—	42,578
Trading account securities:
U.S. Treasury	27,546	—	—	27,546
States and political subdivisions	—	4,971	—	4,971
Derivative assets:
Interest rate swaps, caps and floors	—	94,362	—	94,362
Commodity swaps and options	—	65,814	—	65,814
Derivative liabilities:
Interest rate swaps, caps and floors	—	94,291	—	94,291
Commodity swaps and options	—	64,802	—	64,802
December 31, 2022
Securities available for sale:
U.S. Treasury	$5,051,587	$—	$—	$5,051,587
Residential mortgage-backed securities	—	6,376,236	—	6,376,236
States and political subdivisions	—	6,773,355	—	6,773,355
Other	—	42,427	—	42,427
Trading account securities:
U.S. Treasury	25,879	—	—	25,879
States and political subdivisions	—	2,166	—	2,166
Derivative assets:
Interest rate swaps, caps and floors	—	86,793	—	86,793
Commodity swaps and options	—	106,685	—	106,685
Foreign currency forward contracts	11	—	—	11
Derivative liabilities:
Interest rate swaps, caps and floors	—	95,533	—	95,533
Commodity swaps and options	—	105,392	—	105,392
Foreign currency forward contracts	11	—	—	11

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

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Level 2	Level 3	Level 2	Level 3
Carrying value before allocations	$19,064	$20,171	$5,454	$3,614
Specific (allocations) reversals of prior allocations	(1,300)	(2,100)	(1,327)	6,877
Fair value	$17,764	$18,071	$4,127	$10,491
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
Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	June 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$7,107,336	$7,107,336	$12,028,132	$12,028,132
Securities held to maturity	3,691,220	3,543,929	2,639,083	2,467,865
Cash surrender value of life insurance policies	190,575	190,575	190,188	190,188
Accrued interest receivable	236,967	236,967	243,682	243,682
Level 3 inputs:
Loans, net	17,512,692	16,933,702	16,927,348	16,343,417
Financial liabilities:
Level 2 inputs:
Deposits	40,700,830	40,683,556	43,954,196	43,920,741
Federal funds purchased	13,525	13,525	51,650	51,650
Repurchase agreements	3,569,870	3,569,870	4,660,641	4,660,641
Junior subordinated deferrable interest debentures	123,098	123,712	123,069	123,712
Subordinated notes	99,413	94,571	99,335	97,014
Accrued interest payable	40,523	40,523	18,444	18,444
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
ASU No. 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” ASU 2023-03 amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force (“EITF”) Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. These updates were immediately effective and did not have a significant impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2022, and the other information included in the 2022 Form 10-K. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any future period.
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

Results of Operations
Net income available to common shareholders totaled $160.4 million, or $2.47 per diluted common share, and $336.4 million, or $5.17 per diluted common share, for the three and six months ended June 30, 2023 compared to $117.4 million, or $1.81 per diluted common share, and $214.9 million, or $3.31 per diluted common share for the three and six months ended June 30, 2022.
Selected data for the comparable periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Taxable-equivalent net interest income	$408,594	$311,377	$834,438	$583,572
Taxable-equivalent adjustment	23,328	23,169	49,352	46,293
Net interest income	385,266	288,208	785,086	537,279
Credit loss expense	9,901	—	19,005	—
Net interest income after credit loss expense	375,365	288,208	766,081	537,279
Non-interest income	103,528	97,927	208,793	199,317
Non-interest expense	285,042	246,347	570,184	485,079
Income before income taxes	193,851	139,788	404,690	251,517
Income taxes	31,733	20,674	64,919	33,301
Net income	162,118	119,114	339,771	218,216
Preferred stock dividends	1,669	1,669	3,338	3,338
Net income available to common shareholders	$160,449	$117,445	$336,433	$214,878
Earnings per common share – basic	$2.47	$1.82	$5.18	$3.32
Earnings per common share – diluted	2.47	1.81	5.17	3.31
Dividends per common share	0.87	0.75	1.74	1.50
Return on average assets	1.30%	0.92%	1.35%	0.85%
Return on average common equity	19.36	13.88	20.92	11.53
Average shareholders’ equity to average assets	7.04	6.93	6.73	7.70
Net income available to common shareholders increased $43.0 million, or 36.6%, for the three months ended June 30, 2023 and increased $121.6 million, or 56.6%, for the six months ended June 30, 2023 compared to the same periods in 2022. The increase during the three months ended June 30, 2023 was primarily the result of a $97.1 million increase in net interest income and a $5.6 million increase in non-interest income partly offset by a $38.7 million increase in non-interest expense, an $11.1 million increase in income tax expense and a $9.9 million increase in credit loss expense. The increase during the six months ended June 30, 2023 was primarily the result of a $247.8 million increase in net interest income and a $9.5 million increase in non-interest income partly offset by a $85.1 million increase in non-interest expense, a $31.6 million increase in income tax expense and a $19.0 million increase in credit loss expense. Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 79.0% of total revenue during the first six months of 2023. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. As of June 30, 2023, approximately 43.7% of our loans had a fixed interest rate, while the remaining loans had floating interest rates that were primarily tied to the prime interest rate (approximately 25.2%); or a benchmark developed by the American Financial Exchange, the Secured Overnight Financing Rate (“SOFR”) (approximately 22.5%); or the American Interbank Offered Rate (“AMERIBOR”) (approximately 8.2%). Certain other loans are tied to a benchmark developed by Bloomberg Index Services (“BSBY”) or other indices, however, such loans do not make up a significant portion of our loan portfolio as of June 30, 2023.
Select average market rates for the periods indicated are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Federal funds target rate upper bound	5.16%	0.95%	4.93%	0.62%
Effective federal funds rate	4.99	0.77	4.75	0.45
Interest on reserve balances at the Federal Reserve	5.06	0.84	4.82	0.52
Prime	8.16	3.95	7.92	3.62
AMERIBOR Term-30(1)	5.05	0.87	4.82	0.53
AMERIBOR Term-90(1)	5.34	1.42	5.11	0.97
1-Month Term SOFR(2)	5.04	0.92	4.82	0.54
3-Month Term SOFR(2)	5.12	1.31	4.95	0.82
Bloomberg 1-Month Short-Term Bank Yield Index	5.08	0.87	4.83	0.52
Bloomberg 3-Month Short-Term Bank Yield Index	5.31	1.41	5.07	0.94
1-Month LIBOR(3)	5.09	1.00	4.85	0.61
3-Month LIBOR(3)	5.39	1.51	5.15	1.01
____________________
(1)AMERIBOR Term-30 and AMERIBOR Term-90 are published by the American Financial Exchange.
(2)1-Month Term SOFR and 3-Month Term SOFR market data are the property of Chicago Mercantile Exchange, Inc. or its licensors as applicable. All rights reserved, or otherwise licensed by Chicago Mercantile Exchange, Inc.
(3)1-Month and 3-Month LIBOR ceased to be published effective June 30, 2023.
As of June 30, 2023, the target range for the federal funds rate was 5.00% to 5.25%. In June 2023, the Federal Reserve released projections whereby the midpoint of the projected appropriate target range for the federal funds rate would rise to 5.6% by the end of 2023 and subsequently decrease to 4.6% by the end of 2024. While there can be no such assurance that any increases or decreases in the federal funds rate will occur, these projections imply up to a 50 basis point increase in the federal funds rate during the remainder of 2023, followed by a 100 basis point decrease in 2024. The target range for the federal funds rate was increased 25 basis points to 5.25% to 5.50% effective July 27, 2023.
We are primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on our net interest income and net interest margin in a rising interest rate environment. Nonetheless, our access to and pricing of deposits may be negatively impacted by, among other factors, periods of higher interest rates which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. See Item 3. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for information about our sensitivity to interest rates. Further analysis of the components of our net interest margin is presented below.

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

	Quarter To Date			Quarter To Date
	June 30, 2023			June 30, 2022
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$6,879,997	$87,748	5.05%	$13,040,852	$26,371	0.80%
Federal funds sold	22,549	305	5.35	31,173	99	1.26
Resell agreements	84,767	1,126	5.26	3,027	10	1.32
Securities:
Taxable	13,781,300	101,960	2.71	10,327,627	56,365	2.04
Tax-exempt	7,496,547	81,889	4.27	7,802,864	79,001	4.04
Total securities	21,277,847	183,849	3.24	18,130,491	135,366	2.87
Loans, net of unearned discounts	17,664,254	292,628	6.64	16,674,489	167,925	4.04
Total Earning Assets and Average Rate Earned	45,929,414	565,656	4.77	47,880,032	329,771	2.71
Cash and due from banks	627,991			646,121
Allowance for credit losses on loans and securities	(233,156)			(246,976)
Premises and equipment, net	1,143,809			1,049,494
Accrued interest and other assets	1,849,438			1,758,932
Total Assets	$49,317,496			$51,087,603

Liabilities:
Non-interest-bearing demand deposits	15,230,736			18,354,651
Interest-bearing deposits:
Savings and interest checking	10,861,788	11,159	0.41	12,336,089	1,206	0.04
Money market deposit accounts	11,431,483	76,337	2.68	12,607,969	11,115	0.35
Time accounts	3,482,557	32,770	3.77	1,427,267	2,272	0.64
Total interest-bearing deposits	25,775,828	120,266	1.87	26,371,325	14,593	0.22
Total deposits	41,006,564		1.18	44,725,976		0.13
Federal funds purchased	32,796	412	4.97	35,529	75	0.84
Repurchase agreements	3,718,696	33,114	3.52	1,742,669	1,790	0.41
Junior subordinated deferrable interest debentures	123,092	2,106	6.84	123,035	772	2.51
Subordinated notes	99,398	1,164	4.69	99,242	1,164	4.69
Total Interest-Bearing Funds and Average Rate Paid	29,749,810	157,062	2.11	28,371,800	18,394	0.26
Accrued interest and other liabilities	867,013			821,571
Total Liabilities	45,847,559			47,548,022
Shareholders’ Equity	3,469,937			3,539,581
Total Liabilities and Shareholders’ Equity	$49,317,496			$51,087,603
Net interest income		$408,594			$311,377
Net interest spread			2.66%			2.45%
Net interest income to total average earning assets			3.45%			2.56%

	Year To Date			Year To Date
	June 30, 2023			June 30, 2022
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$7,778,508	$186,993	4.78%	$13,401,664	$32,714	0.49%
Federal funds sold	43,306	1,063	4.88	22,581	112	0.99
Resell agreements	87,157	2,194	5.01	4,423	14	0.63
Securities:
Taxable	13,562,966	199,735	2.69	9,667,818	99,423	1.97
Tax-exempt	7,946,474	172,581	4.25	7,983,161	157,900	4.03
Total securities	21,509,440	372,316	3.24	17,650,979	257,323	2.87
Loans, net of unearned discounts	17,492,611	564,309	6.51	16,531,269	318,993	3.89
Total Earning Assets and Average Rate Earned	46,911,022	1,126,875	4.67	47,610,916	609,156	2.56
Cash and due from banks	652,082			648,609
Allowance for credit losses on loans and securities	(230,345)			(247,883)
Premises and equipment, net	1,130,798			1,050,111
Accrued interest and other assets	1,856,116			1,648,876
Total Assets	$50,319,673			$50,710,629

Liabilities:
Non-interest-bearing demand deposits	15,929,635			18,159,023
Interest-bearing deposits:
Savings and interest checking	11,259,513	21,497	0.39	12,146,331	1,616	0.03
Money market deposit accounts	11,915,319	151,807	2.57	12,235,442	14,766	0.24
Time accounts	2,772,708	44,951	3.27	1,308,025	3,123	0.48
Total interest-bearing deposits	25,947,540	218,255	1.70	25,689,798	19,505	0.15
Total deposits	41,877,175		1.05	43,848,821		0.09
Federal funds purchased	41,979	995	4.71	31,666	87	0.55
Repurchase agreements	3,963,372	66,765	3.35	1,896,270	2,308	0.24
Junior subordinated deferrable interest debentures	123,085	4,094	6.62	123,028	1,356	2.19
Subordinated notes	99,379	2,328	4.69	99,222	2,328	4.69
Total Interest-Bearing Funds and Average Rate Paid	30,175,355	292,437	1.95	27,839,984	25,584	0.18
Accrued interest and other liabilities	826,835			808,896
Total Liabilities	46,931,825			46,807,903
Shareholders’ Equity	3,387,848			3,902,726
Total Liabilities and Shareholders’ Equity	$50,319,673			$50,710,629
Net interest income		$834,438			$583,572
Net interest spread			2.72%			2.38%
Net interest income to total average earning assets			3.46%			2.45%

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

	Three Months Ended
	June 30, 2023 vs. June 30, 2022
	Increase (Decrease) Due to Change in
	Rate	Volume	Total
Interest-bearing deposits	$78,996	$(17,619)	$61,377
Federal funds sold	240	(34)	206
Resell agreements	112	1,004	1,116
Securities:
Taxable	21,742	23,853	45,595
Tax-exempt	4,474	(1,586)	2,888
Loans, net of unearned discounts	114,172	10,531	124,703
Total earning assets	219,736	16,149	235,885
Savings and interest checking	10,117	(164)	9,953
Money market deposit accounts	66,350	(1,128)	65,222
Time accounts	23,561	6,937	30,498
Federal funds purchased	343	(6)	337
Repurchase agreements	27,251	4,073	31,324
Junior subordinated deferrable interest debentures	1,334	—	1,334
Subordinated notes	—	—	—
Total interest-bearing liabilities	128,956	9,712	138,668
Net change	$90,780	$6,437	$97,217

	Six Months Ended
	June 30, 2023 vs. June 30, 2022
	Increase (Decrease) Due to Change in
	Rate	Volume	Total
Interest-bearing deposits	$173,517	$(19,238)	$154,279
Federal funds sold	770	181	951
Resell agreements	591	1,589	2,180
Securities:
Taxable	43,605	56,707	100,312
Tax-exempt	8,801	5,880	14,681
Loans, net of unearned discounts	225,819	19,497	245,316
Total earning assets	453,103	64,616	517,719
Savings and interest checking	20,025	(144)	19,881
Money market deposit accounts	137,439	(398)	137,041
Time accounts	35,072	6,756	41,828
Federal funds purchased	871	37	908
Repurchase agreements	59,455	5,002	64,457
Junior subordinated deferrable interest debentures	2,737	1	2,738
Subordinated notes	—	—	—
Total interest-bearing liabilities	255,599	11,254	266,853
Net change	$197,504	$53,362	$250,866
Taxable-equivalent net interest income for the three months ended June 30, 2023 increased $97.2 million, or 31.2%, while taxable-equivalent net interest income for the six months ended June 30, 2023 increased $250.9 million, or 43.0%, compared to the same periods in 2022. The increase in taxable-equivalent net interest income during the three months ended June 30, 2023 was primarily related to increases in the average yield on loans and, to a lesser extent, the average volume of loans; an increase in the average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve); increases in the average volume of and average yield on taxable securities; and an increase in the average taxable-equivalent yield on tax-exempt securities, among other things. The impact of these items was partly offset by increases in the average costs of interest-bearing deposit accounts and repurchase agreements, among other things, combined with a decrease in the average volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and increases in the average volume of time deposit accounts and repurchase agreements, among other things.
The increase in taxable-equivalent net interest income during the six months ended June 30, 2023 was primarily related to increases in the average yield on loans and, to a lesser extent, the average volume of loans; an increase in the average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve); and increases in the average volumes of and the average taxable-equivalent yields on taxable and tax-exempt securities, among other things. The impact of these items was partly offset by increases in the average costs of interest-bearing deposit accounts and repurchase agreements, among other things, combined with a decrease in the average volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and increases in the average volume of time deposit accounts and repurchase agreements, among other things. As a result of the aforementioned fluctuations, the taxable-equivalent net interest margin increased 89 basis points from 2.56% during the three months ended June 30, 2022 to 3.45% during the three months ended June 30, 2023 while the taxable-equivalent net interest margin increased 101 basis points from 2.45% during the six months ended June 30, 2022 to 3.46% during the six months ended June 30, 2023.
The average volume of interest-earning assets for the three months ended June 30, 2023 decreased $2.0 billion while the average volume of interest-earning assets for the six months ended June 30, 2023 decreased $699.9 million compared to the same periods in 2022. The decrease in the average volume of interest-earning assets during the three months ended June 30, 2023 was primarily related to a $6.2 billion decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and a $306.3 million decrease in average tax-exempt securities partly offset by a $3.5 billion increase in average taxable securities and a $989.8 million increase in average loans. The average taxable-equivalent yield on interest-earning assets increased 206 basis points from 2.71% during the three months ended June 30, 2022 to 4.77% during the three months ended June 30, 2023.
The decrease in the average volume of interest-earning assets during the six months ended June 30, 2023 was primarily related to a $5.6 billion decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and a $36.7 million decrease in average tax-exempt securities partly offset by a $3.9 billion increase in average taxable securities and a $961.3 million increase in average loans. The average taxable-equivalent yield on interest-earning assets increased 211 basis points from 2.56% during the six months ended June 30, 2022 to 4.67% during the six months ended June 30, 2023. The average taxable-equivalent yield on interest-earning assets during the comparable periods was impacted by the aforementioned changes in market interest rates and changes in the volume and relative mix of interest-earning assets.
The average taxable-equivalent yield on loans increased 260 basis points from 4.04% during the three months ended June 30, 2022 to 6.64% during the three months ended June 30, 2023 while the average taxable-equivalent yield on loans increased 262 basis points from 3.89% during the six months ended June 30, 2022 to 6.51% during the six months ended June 30, 2023. The average taxable-equivalent yields on loans during the three and six months ended June 30, 2023 were positively impacted by recent increases in market interest rates. The average volume of loans for the three months ended June 30, 2023 increased $989.8 million, or 5.9%, while the average volume of loans for the six months ended June 30, 2023 increased $961.3 million, or 5.8%, compared to the same periods in 2022. Loans made up approximately 38.5% and 37.3% of average interest-earning assets during the three and six months ended June 30, 2023, compared to 34.8% and 34.7% during the same respective periods in 2022.
The average taxable-equivalent yield on securities was 3.24% during both the three and six months ended June 30, 2023, increasing 37 basis points from 2.87% during both the three and six months ended June 30, 2022. The average yield on taxable securities was 2.71% during the three months ended June 30, 2023, increasing 67 basis points from 2.04% during the same period in 2022 while the average yield on taxable securities was 2.69% during the six months ended June 30, 2023, increasing 72 basis points from 1.97% during the same period in 2022. The average taxable-equivalent yield on tax-exempt securities was 4.27% during the three months ended June 30, 2023, increasing 23 basis points from 4.04% during the same period in 2022 while the average taxable-equivalent yield on tax-exempt securities was 4.25% during the six months ended June 30, 2023, increasing 22 basis points from 4.03% during the same period in 2022.
Tax-exempt securities made up approximately 35.2% and 36.9% of total average securities during the three and six months ended June 30, 2023, compared to 43.0% and 45.2% during the same periods in 2022. The average volume of total securities during the three months ended June 30, 2023 increased $3.1 billion, or 17.4%, compared to the same period in 2022 while the average volume of total securities during the six months ended June 30, 2023 increased $3.9 billion, or 21.9%, compared to the same period in 2022. Securities made up approximately 46.3% of average interest-earning assets during the three months ended June 30, 2023 compared to 37.9% during the same period in 2022 while securities made up approximately 45.8% of average interest-earning assets during the six months ended June 30, 2023 compared to 37.1% during the same period in 2022. The increases during the three and six months ended June 30, 2023 were primarily related to the investment of available funds (primarily from the reinvestment of amounts held in an interest-bearing account at the Federal Reserve) into taxable securities.
Average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) for the three months ended June 30, 2023 decreased $6.2 billion, or 47.2%, compared to the same period in 2022, while average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) for the six months ended June 30, 2023 decreased $5.6 billion, or 42.0%, compared to the same period in 2022. Interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) made up approximately 15.0% of average interest-earning assets during the three months ended June 30, 2023 compared to 27.2% during the same period in 2022 while interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) made up approximately 16.6% of average interest-earning assets during the six months ended June 30, 2023 compared to 28.1% during the same period in 2022. The decreases during the three and six months ended June 30, 2023 were primarily related to the reinvestment of amounts held in an interest-bearing account at the Federal Reserve into taxable securities, and to a lesser extent, loans combined with decreases in average funding provided by customer deposits (primarily non-interest-bearing). The average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) was 5.05% and 4.78% during the three and six months ended June 30, 2023, compared to 0.80% and 0.49% during the same respective periods in 2022. The average yields on interest-bearing deposits during the three and six months ended June 30, 2023 were impacted by higher interest rates paid on reserves held at the Federal Reserve, compared to the same respective periods in 2022.
The average rate paid on interest-bearing liabilities was 2.11% during the three months ended June 30, 2023, increasing 185 basis points from 0.26% during the same period in 2022 while the average rate paid on interest-bearing liabilities was 1.95% during the six months ended June 30, 2023, increasing 177 basis points from 0.18% during the same period in 2022. Average deposits decreased $3.7 billion, or 8.3%, during the three months ended June 30, 2023 compared to the same period in 2022 and included a $3.1 billion decrease in average non-interest-bearing deposits and a $595.5 million decrease in average interest-bearing deposits. Average deposits decreased $2.0 billion, or 4.5%, during the six months ended June 30, 2023 compared to the same period in 2022 and included a $2.2 billion decrease in average non-interest-bearing deposits partly offset by a $257.7 million increase in average interest-bearing deposits. The ratio of average interest-bearing deposits to total average deposits was 62.9% and 62.0% during the three and six months ended June 30, 2023 compared to 59.0% and 58.6% during the same respective periods in 2022. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 1.87% and 1.18%, respectively, during the three months ended June 30, 2023 compared to 0.22% and 0.13%, respectively, during the same period in 2022. The average cost of interest-bearing deposits and total deposits was 1.70% and 1.05%, respectively, during the six months ended June 30, 2023 compared to 0.15% and 0.09%, respectively, during the same period in 2022. The average cost of deposits during the comparable periods was impacted by increases in the interest rates we pay on our interest-bearing deposit products as a result of the aforementioned increases in market interest rates.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.66% and 2.72% during the three and six months ended June 30, 2023 compared to 2.45% and 2.38% during the same respective periods in 2022. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment, including from new financial technology competitors, and the availability of alternative investment options. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Credit loss expense (benefit) related to:
Loans	$11,933	$(4,396)	$24,608	$68
Off-balance-sheet credit exposures	(2,037)	4,396	(5,712)	(68)
Securities held to maturity	5	—	109	—
Total	$9,901	$—	$19,005	$—
See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet credit exposures.
Non-Interest Income
Total non-interest income for the three and six months ended June 30, 2023 increased $5.6 million, or 5.7%, and increased $9.5 million, or 4.8%, respectively, compared to the same periods in 2022. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees increased $1.6 million, or 4.3%, for the three months ended June 30, 2023 and decreased $896 thousand, or 1.2%, for the six months ended June 30, 2023, compared to the same respective periods in 2022. Investment management fees are the most significant component of trust and investment management fees, making up approximately 78.5% and 79.6% of total trust and investment management fees for the first six months of 2023 and 2022, respectively. The increase in trust and investment management fees during the three months ended June 30, 2023 was primarily due to increases in real estate fees (up $1.0 million), estate fees (up $821 thousand) and investment management fees (up $580 thousand) partly offset by a decrease in oil and gas fees (down $1.0 million). The decrease in trust and investment management fees during the six months ended June 30, 2023 was primarily due to decreases in investment management fees (down $1.5 million) and oil and gas fees (down $1.1 million), partly offset by increases in real estate fees (up $867 thousand) and estate fees (up $647 thousand). Investment management fees are generally based on the market value of assets within an account and are thus impacted by volatility in the equity and bond markets. The increase in investment management fees during the three months ended June 30, 2023 was primarily related to an increase in the average volume of assets maintained in accounts, despite a slight decrease in the number of accounts. The increase in the average volume of assets was partly related to slightly higher equity valuations during the second quarter of 2023 relative to the same period in 2022. The decrease in investment management fees during the six months ended June 30, 2023 was partly related to the recognition of certain non-recurring revenues in 2022 as well as lower average equity and bond valuations relative to 2022. The increases in estate fees and real estate fees during the three and six months ended June 30, 2023 were primarily related to increases in transaction volumes. The decreases in oil and gas fees during the three and six months ended June 30, 2023 were primarily related to lower average market prices in 2023 relative to 2022.
At June 30, 2023, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (41.7% of assets), fixed income securities (33.6% of assets), alternative investments (8.7% of assets) and cash equivalents (9.0% of assets). The estimated fair value of these assets was $44.9 billion (including managed assets of $22.4 billion and custody assets of $22.5 billion) at June 30, 2023, compared to $42.9 billion (including managed assets of $21.4 billion and custody assets of $21.5 billion) at December 31, 2022 and $40.1 billion (including managed assets of $19.4 billion and custody assets of $20.6 billion) at June 30, 2022.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and six months ended June 30, 2023 decreased $383 thousand, or 1.6%, and decreased $1.2 million, or 2.7%, respectively, compared to the same periods in 2022. The decrease during the three months ended June 30, 2023 was primarily related to a decrease in commercial service charges (down $2.2 million), partly offset by increases in overdraft charges on consumer and commercial accounts (up $915 thousand and $534 thousand, respectively) and consumer service charges (up $330 thousand). The decrease during the six months ended June 30, 2023 was primarily related to a decrease in commercial service charges (down $5.2 million), partly offset by increases in overdraft charges on consumer and commercial accounts (up $2.2 million and $1.2 million, respectively) and consumer service charges (up $624 thousand). The decrease in commercial service charges during the three and six months ended

June 30, 2023 primarily resulted from a higher average earnings credit rate applied to deposits maintained by treasury management customers. Because average market interest rates were higher during 2023 compared to 2022, deposit balances were more valuable and yielded a higher average earnings credit rate. As a result, customers paid for less of their services through fees rather than with earnings credits applied to their deposit balances. Overdraft charges totaled $11.0 million ($8.4 million consumer and $2.7 million commercial) during the three months ended June 30, 2023 compared to $9.6 million ($7.4 million consumer and $2.1 million commercial) during the same period in 2022. Overdraft charges totaled $21.6 million ($16.3 million consumer and $5.3 million commercial) during the six months ended June 30, 2023 compared $18.2 million ($14.1 million consumer and $4.1 million commercial) during the same period in 2022. The increases in overdraft charges during the three and six months ended June 30, 2023 were impacted by increases in the volumes of fee assessed overdrafts relative to 2022, in part due to growth in the number of accounts.
Insurance Commissions and Fees. Insurance commissions and fees for the three and six months ended June 30, 2023 increased $1.2 million, or 9.9%, and increased $3.5 million, or 12.4%, respectively, compared to the same periods in 2022. The increase during the three months ended June 30, 2023 was primarily the result of an increase in commission income (up $1.3 million) partly offset by a decrease in contingent income (down $133 thousand). The increase during the six months ended June 30, 2023 was primarily the result of increases in commission income (up $2.3 million) and contingent income (up $1.2 million). The increase in commission income during the three months ended June 30, 2023 was primarily related to increases in commercial lines property and casualty commissions and benefit plan commissions and, to a lesser extent, increases in life insurance commissions and personal lines property and casualty commissions. The increase during the six months ended June 30, 2023 was primarily due to increases in life insurance commissions and benefit plan commissions and, to a lesser extent, commercial and personal lines property and casualty commissions. The increases in commercial and personal lines property and casualty commissions and benefit plan commissions during the three and six months ended June 30, 2023 were primarily related to increases in the underlying exposure bases and increases in rates. The increases in life insurance commissions during the three and six months ended June 30, 2023 were primarily due to increased business volumes.
Contingent income totaled $445 thousand and $4.3 million during the three and six months ended June 30, 2023, respectively, compared to $578 thousand and $3.0 million during the same respective periods in 2022. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to portfolio growth and the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $3.2 million and $1.8 million during the six months ended June 30, 2023 and 2022, respectively. The increase in performance related contingent income was primarily related to growth within the portfolio and improvement in the loss performance of insurance policies previously placed. Performance related contingent income in 2022 was impacted by a severe weather event in Texas during 2021 that resulted in significant property and casualty claims and losses. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $430 thousand and $1.1 million during the three and six months ended June 30, 2023, respectively, compared to $385 thousand and $1.2 million during the same respective periods in 2022.
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
Net interchange and card transaction fees for the three and six months ended June 30, 2023 increased $339 thousand, or 6.9%, and increased $1.0 million, or 11.0%, respectively, compared to the same periods in 2022 primarily due to increases in transaction volumes partly offset by an increase in network costs. A comparison of gross and net interchange and card transaction fees for the reported periods is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income from card transactions	$9,405	$8,308	$18,207	$15,789
ATM service fees	912	867	1,756	1,631
Gross interchange and card transaction fees	10,317	9,175	19,963	17,420
Network costs	5,067	4,264	9,824	8,283
Net interchange and card transaction fees	$5,250	$4,911	$10,139	$9,137

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
Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended June 30, 2023 increased $2.2 million, or 22.3%, compared to the same period in 2022. The increase was primarily related to increases in capital markets advisory fees (up $648 thousand), other service charges (up $641 thousand), income from the placement of money market accounts (up $472 thousand), commitment fees on unused lines of credit (up $456 thousand) and letter of credit fees (up $294 thousand), among other things, partly offset by a decrease in income from the sale of mutual funds (down $375 thousand), among other things. Other charges, commissions and fees for the six months ended June 30, 2023 increased $4.3 million, or 21.9%, compared to the same period in 2022. The increase was primarily related to increases in income from the placement of money market accounts (up $2.0 million), other service charges (up $1.2 million), capital markets advisory fees (up $893 thousand), commitment fees on unused lines of credit (up $792 thousand), letter of credit fees (up $480 thousand) and merchant services rebates/bonuses (up $331 thousand), among other things, partly offset by a decrease in income from the sale of mutual funds (down $1.2 million), among other things.
Net Gain/Loss on Securities Transactions. During the six months ended June 30, 2023, we sold certain available-for-sale securities with amortized costs totaling $1.5 billion and realized a net gain of $54 thousand. Market conditions provided us an opportunity to sell certain lower-yielding securities. The proceeds from these sales enhanced our current liquidity position and will provide us the flexibility to be more opportunistic with the reinvestment of these funds in the future. There were no sales of securities during 2022.
Other Non-Interest Income. Other non-interest income for the three months ended June 30, 2023 increased $629 thousand, or 6.5%, compared to the same period in 2022. The increase was partly related to increases in income from customer derivative and securities trading transactions (up $315 thousand) and earnings on the cash surrender value of life insurance (up $280 thousand), among other things. These items were partly offset by a decrease in public finance underwriting fees (down $260 thousand), among other things.
Other non-interest income for the six months ended June 30, 2023 increased $2.8 million, or 14.4%, compared to the same period in 2022. The increase was partly related to increases in sundry and other miscellaneous income (up $1.2 million), income from customer derivative and securities trading transactions (up $797 thousand), earnings on the cash surrender value of life insurance (up $372 thousand), gains on the sale of foreclosed and other assets (up $325 thousand) and income from customer foreign exchange transactions (up $281 thousand), among other things. These items were partly offset by a decrease in public finance underwriting fees (down $1.2 million), among other things. Sundry income during the six months ended June 30, 2023 included $1.4 million related to a distribution received from a Small Business Investment Company (“SBIC”) fund investment, $839 thousand related to a volume bonus received from Frost Brokerage Services' clearing broker, $747 thousand related to the recovery of prior write-offs and $575 thousand related to a partnership interest, among other things, while sundry income during the six months ended June 30, 2022 included $1.0 million related to the recovery of prior write-offs, $1.0 million in card related incentives/rebates and $458 thousand related to a contract fee, among other things. The fluctuations in income from customer derivative and securities trading transactions; income from customer foreign exchange transactions; and income from public finance underwriting fees were primarily related to fluctuations in transaction volumes. The increase in earnings on the cash surrender value of life insurance was related to an increase in market interest rates. The increase in gains on the sale of foreclosed and other assets was primarily related to the sale of foreclosed real estate property.
Non-Interest Expense
Total non-interest expense for the three and six months ended June 30, 2023 increased $38.7 million, or 15.7%, and increased $85.1 million, or 17.5%, respectively, compared to the same periods in 2022. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2023 increased $16.3 million, or 14.0%, and increased $35.3 million, or 15.5%, respectively, compared to the same periods in 2022. The increases in salaries and wages were primarily related to increases in salaries due to annual merit and market increases and increases in the number of employees. The increases in the number of employees was partly related to our investments in organic expansion in the Houston and Dallas markets as well as preparations for our mortgage loan product offering. Salaries and wages were also impacted, to a lesser extent, by increases in stock-based compensation and incentive compensation. We are experiencing a competitive labor market which has resulted in and could continue to result in an increase in our staffing costs.

Employee Benefits. Employee benefits expense for the three and six months ended June 30, 2023 increased $6.1 million, or 29.2%, and increased $15.8 million, or 35.1%, respectively, compared to the same periods in 2022. The increases were primarily related to increases in 401(k) plan expense (up $1.4 million and $5.6 million during the three and six months ended June 30, 2023, respectively), medical benefits expense (up $1.8 million and $3.7 million during the three and six months ended June 30, 2023, respectively), and payroll taxes (up $991 thousand and $2.9 million during the three and six months ended June 30, 2023, respectively), and decreases in the net periodic benefit related to our defined benefit retirement plan (down $1.6 million and $3.2 million, respectively), among other things.
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
Net Occupancy. Net occupancy expense for the three and six months ended June 30, 2023 increased $3.3 million, or 11.8%, and increased $6.3 million, or 11.2%, respectively, compared to the same periods in 2022. The increases during the three and six months ended June 30, 2023 were primarily related to increases in lease expense (up $1.6 million and $2.4 million, respectively), depreciation on buildings and leasehold improvements (together up $1.1 million and $1.8 million, respectively), and utilities expense (up $284 thousand and $917 thousand, respectively), among other things. The increases in the aforementioned components of net occupancy expense were impacted, in part, by our expansion within the Houston and Dallas market areas.
Technology, Furniture and Equipment. Technology, furniture and equipment expense for the three and six months ended June 30, 2023 increased $3.1 million, or 10.4%, and increased $6.4 million, or 10.9%, respectively, compared to the same periods in 2022. The increases during the three and six months ended June 30, 2023 were primarily related to increases in cloud services expense (up $2.1 million and $3.7 million, respectively) and service contracts expense (up $964 thousand and $2.0 million, respectively), among other things.
Deposit Insurance. Deposit insurance expense totaled $6.2 million and $12.4 million for the three and six months ended June 30, 2023, respectively, compared to $3.7 million and $7.4 million for the three and six months ended June 30, 2022, respectively. The increases during the three and six months ended June 30, 2023 were primarily related to an increase in the assessment rate. In October 2022, the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023.
In May 2023, the FDIC issued a Notice of Proposed Rulemaking proposing an emergency special assessment to recover losses to the Deposit Insurance Fund ("DIF") incurred as a result of recent bank failures and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. Under the proposal, the special assessment would be based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and assessed at a rate of 25 basis points payable over eight quarters beginning in the first quarter of 2024. If this rule is made final as it is proposed, we expect that we will incur a special assessment of approximately $47.1 million ($37.2 million after tax). Based on the proposed rule, such amount will be fully-expensed in the period the rule is made final, which is currently expected to be later in 2023. Nonetheless, the proposal could be changed and the timing of accounting recognition is still under consideration. Under the proposed rule, the estimated loss pursuant to the systemic risk determination would be periodically adjusted, and the FDIC would retain the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The extent to which any such future assessment will impact our future deposit insurance expense is currently uncertain.
Other Non-Interest Expense. Other non-interest expense for the three and six months ended June 30, 2023 increased $7.4 million, or 16.0%, and increased $16.3 million, or 18.2%, respectively, compared to the same periods in 2022. The increase during the three months ended June 30, 2023 included increases in advertising/promotions expense (up $2.9 million); professional services expense (up $2.8 million), which was primarily related to information technology services; travel, meals and entertainment expense (up $956 thousand); stationery, printing and supplies expense (up $513 thousand); business development expense (up $444 thousand); and check card expense (up $395 thousand), among other things. These items were partly offset by a decrease in sundry and other miscellaneous expenses (down $1.1 million), among other things. Sundry and other miscellaneous expenses during the three months ended June 30, 2022 included $446 thousand related to the write-off of certain assets and $387 thousand related to a settlement and certain operational losses. The increase during the six months ended June 30, 2023 included increases in professional services expense (up $5.1 million), which was primarily related to information technology services; advertising/promotions expense (up $4.1 million); travel, meals and entertainment (up $2.3 million); check card expense (up $1.3 million); business development expense (up $1.2 million); and stationery, printing and supplies expense (up $808 thousand), among other things.

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
Banking
Net income for the three and six months ended June 30, 2023 increased $42.3 million, or 37.2%, and increased $123.8 million, or 60.4%, respectively, compared to the same periods in 2022. The increase during the three months ended June 30, 2023 was primarily the result of a $96.5 million increase in net interest income and a $2.4 million increase in non-interest income partly offset by a $35.9 million increase in non-interest expense, a $10.8 million increase in income tax expense and a $9.9 million increase in credit loss expense. The increase during the six months ended June 30, 2023 was primarily the result of a $246.6 million increase in net interest income and a $7.3 million increase in non-interest income partly offset by a $79.2 million increase in non-interest expense, a $31.9 million increase in income tax expense and a $19.0 million increase in credit loss expense.
Net interest income for the three and six months ended June 30, 2023 increased $96.5 million, or 33.4%, and $246.6 million, or 45.7%, respectively, compared to the same periods in 2022. The increase during the three months ended June 30, 2023 was primarily related to increases in the average yield on loans and, to a lesser extent, the average volume of loans; an increase in the average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve); increases in the average volume of and average yield on taxable securities; and an increase in the average tax equivalent yield on tax-exempt securities, among other things. The impact of these items was partly offset by increases in the average costs of interest-bearing deposit accounts and repurchase agreements, among other things, combined with a decrease in the average volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and increases in the average volume of time deposit accounts and repurchase agreements, among other things. The increase during the six months ended June 30, 2023 was primarily related to increases in the average yield on loans and, to a lesser extent, the average volume of loans; an increase in the average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve); and increases in the average volumes of and the average taxable-equivalent yields on taxable and tax-exempt securities, among other things. The impact of these items was partly offset by increases in the average costs of interest-bearing deposit accounts and repurchase agreements, among other things, combined with a decrease in the average volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and increases in the average volume of time deposit accounts and repurchase agreements, among other things. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Credit loss expense for the three and six months ended June 30, 2023 totaled $9.9 million and $19.0 million, respectively. There was no credit loss expense during the three and six months ended June 30, 2022. See the sections captioned “Credit Loss Expense” and “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet commitments.
Non-interest income for the three months ended June 30, 2023 increased $2.4 million, or 4.4%, compared to the same period in 2022, while non-interest income for the six months ended June 30, 2023 increased $7.3 million, or 6.4%, compared to the same period in 2022. The increase during the three months ended June 30, 2023 was primarily due to increases in other charges, commissions and fees and insurance commissions and fees. The increase during the six months ended June 30, 2023 was primarily related to increases in insurance commissions and fees; other charges, commissions and fees and interchange and card transaction fees partly offset by a decrease in service charges on deposit accounts. The increase in insurance commissions and fees during the three months ended June 30, 2023 was primarily related to an increase in commission income, while the increase during the six months ended June 30, 2023 was primarily related to increases in commission income and contingent income. These changes are further discussed below in relation to Frost Insurance Agency. The increases in other charges, commissions and fees during the three and six months ended June 30, 2023 were primarily related to increases in capital markets advisory fees, commitment fees on unused lines of credit, letter of credit fees and merchant services rebates/bonuses, among other things. The increase in interchange and card transaction fees during the six months ended June 30, 2023 was primarily due to an increase in transaction volumes partly offset by an increase in network costs. The decrease in service charges on deposit accounts during the six months ended June 30, 2023 was primarily due to a decrease in commercial service charges, largely due to a higher average earnings credit rate applied to deposits maintained by treasury management customers, partly offset by increases in overdraft charges on consumer and commercial accounts and consumer service charges due to increases in the volumes of fee assessed overdrafts relative to 2022, in part due to growth in the number of accounts. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for three months ended June 30, 2023 increased $35.9 million, or 17.0%, while non-interest expense for the six months ended June 30, 2023 increased $79.2 million, or 19.0%, compared to the same periods in 2022. The increases during the three and six months ended June 30, 2023 were primarily due to increases in salaries and wages; employee benefit expense; other non-interest expense; technology, furniture and equipment expense; net occupancy expense and deposit insurance.
The increases in salaries and wages during the three and six months ended June 30, 2023, were primarily related to increases in salaries due to annual merit and market increases and increases in the number of employees. The increase in the number of employees was partly related to our investments in organic expansion in the Houston and Dallas markets as well as preparations for our mortgage loan product offering. Salaries and wages were also impacted, to a lesser extent, by increases in stock-based compensation and incentive compensation. The increases in employee benefits expense during the three and six months ended June 30, 2023 were primarily related to increases in 401(k) plan expense, medical benefits expense and payroll taxes, and decreases in the net periodic benefit related to our defined benefit retirement plan, among other things. The increases in other non-interest expense during the three and six months ended June 30, 2023 were primarily related to increases in professional services expense; advertising/promotions expense; travel, meals and entertainment; check card expense; business development expense and stationery, printing and supplies expense, among other things. The increases in technology, furniture and equipment expense during the three and six months ended June 30, 2023 were primarily related to increases in cloud services expense and service contracts expense, among other things. The increases in net occupancy during the three and six months ended June 30, 2023 were primarily related to increases in lease expense, depreciation on buildings and leasehold improvements, and utilities expense, among other things. The increases in the aforementioned components of net occupancy expense were impacted, in part, by our expansion within the Houston and Dallas market areas. The increases in deposit insurance during the three and six months ended June 30, 2023 were primarily related to an increase in the assessment rate. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $12.9 million and $32.0 million during the three and six months ended June 30, 2023, respectively, compared to $11.8 million and $28.5 million during the same respective periods in 2022. The increase during the three months ended June 30, 2023 was primarily related to an increase in commission income while the increase during the six months ended June 30, 2023 was primarily due to increases in both commission and contingent income. The increases in commission income were primarily related to increases in life insurance commissions, benefit plan commissions, and commercial and personal lines property and casualty commissions. The increases in life insurance commissions were primarily due to increased business volumes while the increases in commercial and personal lines property and casualty commissions and benefit plan commissions were primarily related to increases in the underlying exposure bases and increases in rates. The increase in contingent income during the six months ended June 30, 2023 was primarily related to an increase in performance related contingent payments due to growth within the portfolio and improvement in the loss performance of insurance policies previously placed. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for the three and six months ended June 30, 2023 increased $1.4 million, or 16.8%, and decreased $1.1 million, or 6.1%, respectively, compared to the same periods in 2022. The increase during the three months ended June 30, 2023 was primarily the result of a $3.1 million increase in non-interest income and a $1.1 million increase in net interest income partly offset by a $2.4 million increase in non-interest expense and a $384 thousand increase in income tax expense. The decrease during the six months ended June 30, 2023 was primarily the result of a $5.4 million increase in non-interest expense partly offset by a $2.1 million increase in net interest income, a $1.9 million increase in non-interest income and a $304 thousand decrease in income tax expense.
Net interest income for the three and six months ended June 30, 2023 increased $1.1 million, or 118.2%, and increased $2.1 million, or 125.8%, respectively, compared to the same periods in 2022. The increases during the three and six months ended June 30, 2023 were primarily due to increases in the average funds transfer prices allocated to funds provided by Frost Wealth Advisors. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

Non-interest income for the three and six months ended June 30, 2023 increased $3.1 million, or 7.2%, and increased $1.9 million, or 2.2%, respectively, compared to the same periods in 2022. The increase during the three months ended June 30, 2023 was primarily due to increases in trust and investment management fees and other non-interest income. The increase during the six months ended June 30, 2023 was primarily due to increases in other non-interest income and other charges, commissions and fees partly offset by a decrease in trust and investment management fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment management fees are the most significant component of trust and investment management fees, making up approximately 78.5% of total trust and investment management fees for the first six months of 2023. The increase in trust and investment management fees during the three months ended June 30, 2023 was primarily due to increases in real estate fees, estate fees and investment management fees partly offset by a decrease in oil and gas fees. The decrease in trust and investment management fees during the six months ended June 30, 2023 was primarily due to decreases in investment management fees and oil and gas fees partly offset by increases in real estate fees and estate fees. The increase in investment management fees during the three months ended June 30, 2023 was primarily related to an increase in the average volume of assets maintained in accounts, despite a slight decrease in the number of accounts. The decrease in investment management fees during the six months ended June 30, 2023 was partly related to the recognition of certain non-recurring revenues in 2022 as well as lower average equity and bond valuations relative to 2022. The increases in estate fees and real estate fees during the three and six months ended June 30, 2023 were primarily related to increases in transaction volumes. The decreases in oil and gas fees during the three and six months ended June 30, 2023 were primarily related to lower average market prices in 2023 relative to 2022. The increases in other non-interest income during the three and six months ended June 30, 2023 were primarily related to increases in income from customer securities trading transactions and sundry income, primarily related to a volume bonus received from Frost Brokerage Services' clearing broker. The increase in other charges, commissions and fees during the six months ended June 30, 2023 was primarily related to an increase in income from the placement of money market accounts, among other things, partly offset by decreases in income from the sale of mutual funds, among other things. See the analysis of trust and investment management fees and other charges, commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and six months ended June 30, 2023 increased $2.4 million, or 7.2%, and increased $5.4 million, or 8.5%, respectively, compared to the same periods in 2022. The increases during the three and six months ended June 30, 2023 were primarily due to increases in salaries and wages, other non-interest expense, employee benefits expense and net occupancy expense. The increases in salaries and wages were primarily due to an increase in salaries, due to annual merit and market increases, as well as increases in commission expense. The increases in other non-interest expense during the three and six months ended June 30, 2023 were primarily related to increases in the corporate overhead expense allocation and, to a lesser extent, increases in professional service expense, among other things, partly offset by decreases in sundry expense and research and platform fees, among other things. The increases in employee benefits during the three and six months ended June 30, 2023 were partly related to increases in medical benefits expense and payroll taxes, among other things. The increase during the six months ended June 30, 2023 was also partly related to an increase in 401(k) plan expense. The increases in net occupancy expense during the three and six months ended June 30, 2023 were primarily related to increases in lease expense.
Non-Banks
The Non-Banks operating segment had net losses of $4.0 million and $6.7 million during the three and six months ended June 30, 2023, respectively, compared to net loss of $3.2 million and $5.6 million during the same respective periods in 2022. The increases in net losses during the three and six months ended June 30, 2023 were primarily due to increases in net interest expense due to an increase in the average rates paid on our long-term borrowings partly offset by increases in interest income received on resell agreements.
Income Taxes
During the three months ended June 30, 2023, we recognized income tax expense of $31.7 million, for an effective tax rate of 16.4%, compared to $20.7 million, for an effective tax rate of 14.8%, for the same period in 2022. During the six months ended June 30, 2023, we recognized income tax expense of $64.9 million, for an effective tax rate of 16.0%, compared to $33.3 million, for an effective tax rate of 13.2%, for the same period in 2022. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2023 and 2022 primarily due to the effect of tax-exempt income from securities, loans and life insurance policies and the income tax effects associated with stock-based compensation, among other things, and their relative proportion to total pre-tax net income. The increase in the effective tax rates during 2023 was primarily related to an increase in projected pre-tax net income and, to a lesser extent, increases in disallowed deposit interest expense and deposit insurance premiums and a decrease in discrete tax benefits associated with stock-based compensation, among other things.

Average Balance Sheet
Average assets totaled $50.3 billion for the six months ended June 30, 2023 representing a decrease of $391.0 million, or 0.8%, compared to average assets for the same period in 2022. Earning assets decreased $699.9 million, or 1.5%, during the six months ended June 30, 2023 compared to the same period in 2022. The decrease in earning assets was primarily related to a $5.6 billion decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and a $36.7 million decrease in tax-exempt securities partly offset by a $3.9 billion increase in average taxable securities and a $961.3 million increase in average loans. Average deposits decreased $2.0 billion, or 4.5%, during six months ended June 30, 2023 compared to the same period in 2022. The decrease included a $2.2 billion decrease in non-interest-bearing deposits partly offset by a $257.7 million increase in interest-bearing deposit accounts. Average non-interest-bearing deposits made up 38.0% and 41.4% of average total deposits during the six months ended June 30, 2023 and 2022, respectively.
Loans
Details of our loan portfolio are presented in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report. Loans increased $591.3 million, or 3.4%, from $17.2 billion at December 31, 2022 to $17.7 billion at June 30, 2023. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans, and real estate loans. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2022 Form 10-K for a more detailed discussion of our loan origination and risk management processes.
Commercial and Industrial. Commercial and industrial loans totaled $5.7 billion at both June 30, 2023 and December 31, 2022. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s).
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services, (iv) providing equipment to support oil and gas drilling, (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans increased $60.8 million, or 6.6%, from $925.7 million at December 31, 2022 to $986.6 million at June 30, 2023. While we have recently made efforts to reduce our exposure to energy loans, such loans nonetheless remain one of our largest industry concentrations totaling 5.6% of total loans at June 30, 2023, up from 5.4% of total loans at December 31, 2022. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and SNCs.
Purchased Shared National Credits. SNCs are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $745.7 million at June 30, 2023, decreasing $44.8 million, or 5.7%, from $790.5 million at December 31, 2022. At June 30, 2023, 33.6% of outstanding purchased SNCs were related to the construction industry while 19.4% were related to the energy industry, 12.5% were related to the financial services industry and 12.2% were related to the real estate management industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Commercial Real Estate. Commercial real estate loans increased $209.6 million, or 2.6%, from $8.2 billion at December 31, 2022 to $8.4 billion at June 30, 2023. Commercial real estate loans represented 79.5% of total real estate loans at June 30, 2023 compared to 81.6% at December 31, 2022. The majority of our commercial real estate loan portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At June 30, 2023, approximately 51.0% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.

Consumer Real Estate and Other Consumer Loans. The consumer real estate loan portfolio increased $314.4 million, or 17.1%, from $1.8 billion at December 31, 2022 to $2.2 billion at June 30, 2023. Combined, home equity loans and lines of credit made up 60.5% and 61.9% of the consumer real estate loan total at June 30, 2023 and December 31, 2022, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. Prior to 2023, we did not generally originate 1-4 family mortgage loans; however, from time to time, we did invest in such loans to meet the needs of our customers or for other regulatory compliance purposes. We began offering 1-4 family mortgage loans to our employees during the first quarter of 2023 and began limited production of 1-4 family mortgage loans for customers in the second quarter of 2023. Our 1-4 family mortgage loan production is intended to be for portfolio investment purposes. Nonetheless, 1-4 family mortgage loans are not a significant component of our consumer real estate portfolio. Consumer and other loans decreased $33.0 million, or 6.7%, from December 31, 2022. The consumer and other loan portfolio primarily consists of automobile loans, overdrafts, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities.
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

		Accruing Loans 30-89 Days Past Due		Accruing Loans 90 or More Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
June 30, 2023
Commercial and industrial	$5,726,804	$27,789	0.49%	$3,025	0.05%	$30,814	0.54%
Energy	986,571	2,222	0.23	—	—	2,222	0.23
Paycheck Protection Program	22,333	80	0.36	2,725	12.20	2,805	12.56
Commercial real estate:
Buildings, land and other	6,924,896	28,443	0.41	568	0.01	29,011	0.42
Construction	1,468,071	669	0.05	118	0.01	787	0.06
Consumer real estate	2,157,916	8,754	0.41	5,039	0.23	13,793	0.64
Consumer and other	459,720	5,153	1.12	336	0.07	5,489	1.19
Total	$17,746,311	$73,110	0.41	$11,811	0.07	$84,921	0.48
Excluding PPP loans	$17,723,978	$73,030	0.41	$9,086	0.05	$82,116	0.46

December 31, 2022
Commercial and industrial	$5,674,798	$30,769	0.54%	$5,560	0.10%	$36,329	0.64%
Energy	925,729	1,472	0.16	—	—	1,472	0.16
Paycheck Protection Program	34,852	5,321	15.27	13,867	39.79	19,188	55.06
Commercial real estate:
Buildings, land and other	6,706,078	23,561	0.35	5,664	0.08	29,225	0.43
Construction	1,477,247	—	—	—	—	—	—
Consumer real estate	1,843,539	7,856	0.43	2,398	0.13	10,254	0.56
Consumer and other	492,726	5,155	1.05	311	0.06	5,466	1.11
Total	$17,154,969	$74,134	0.43	$27,800	0.16	$101,934	0.59
Excluding PPP loans	$17,120,117	$68,813	0.40	$13,933	0.08	$82,746	0.48
Accruing past due loans at June 30, 2023 decreased $17.0 million compared to December 31, 2022. The decrease was primarily related to decreases in past due PPP loans (down $16.4 million) and past due commercial and industrial loans (down $5.5 million) partly offset by an increase in past due past due consumer real estate loans (up $3.5 million). PPP loans are fully guaranteed by the SBA and we expect to collect all amounts due related to these loans. Excluding PPP loans, accruing past due loans decreased $630 thousand.

Non-Accrual Loans. Non-accrual loans are presented in the table below. Also see in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	June 30, 2023			December 31, 2022
		Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Commercial and industrial	$5,726,804	$22,217	0.39%	$5,674,798	$18,130	0.32%
Energy	986,571	16,712	1.69	925,729	15,224	1.64
Paycheck Protection Program	22,333	—	—	34,852	—	—
Commercial real estate:
Buildings, land and other	6,924,896	25,682	0.37	6,706,078	3,552	0.05
Construction	1,468,071	—	—	1,477,247	—	—
Consumer real estate	2,157,916	3,170	0.15	1,843,539	927	0.05
Consumer and other	459,720	—	—	492,726	—	—
Total	$17,746,311	$67,781	0.38	$17,154,969	$37,833	0.22
Allowance for credit losses on loans		$233,619			$227,621
Ratio of allowance for credit losses on loans to non-accrual loans		344.67%			601.65%
Non-accrual loans at June 30, 2023 increased $29.9 million from December 31, 2022 primarily due to an increase in non-accrual commercial real estate - buildings, land and other loans, which was mostly related to a single credit relationship; and, to a lesser extent, increases in non-accrual commercial and industrial loans, consumer real estate and energy loans.
Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest. Non-accrual commercial and industrial loans included one credit relationship in excess of $5.0 million totaling $16.0 million at June 30, 2023, while there were no non-accrual commercial and industrial loans in excess of $5.0 million at December 31, 2022. Non-accrual energy loans included one credit relationship in excess of $5.0 million totaling $7.2 million at June 30, 2023. There were two non-accrual energy loan relationships in excess of $5.0 million with an aggregate balance of $11.1 million at December 31, 2022. The aggregate balance of these loans totaled $8.1 million at June 30, 2023 and neither credit relationship exceeded $5.0 million as of that date. The decreases in the aggregate balance of these credit relationship were related to principal payments made by these borrowers. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. There was one non-accrual commercial real estate loan in excess of $5.0 million totaling $18.3 million at June 30, 2023, while there were no non-accrual commercial real estate loans in excess of $5.0 million at December 31, 2022.
Allowance for Credit Losses
In the case of loans and securities, allowances for credit losses are contra-asset valuation accounts, calculated in accordance with Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses, that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses (“CECL”) on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. See our 2022 Form 10-K for additional information regarding our accounting policies related to credit losses. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements for information related to model updates during the first quarter of 2023.
Allowance for Credit Losses - Loans. The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan portfolio segment; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
June 30, 2023
Commercial and industrial	$75,166	32.3%	$5,726,804	1.31%
Energy	14,929	5.6	986,571	1.51
Paycheck Protection Program	—	0.1	22,333	—
Commercial real estate	120,926	47.3	8,392,967	1.44
Consumer real estate	13,035	12.2	2,157,916	0.60
Consumer and other	9,563	2.5	459,720	2.08
Total	$233,619	100.0%	$17,746,311	1.32
December 31, 2022
Commercial and industrial	$104,237	33.1%	$5,674,798	1.84%
Energy	18,062	5.4	925,729	1.95
Paycheck Protection Program	—	0.2	34,852	—
Commercial real estate	90,301	47.7	8,183,325	1.10
Consumer real estate	8,004	10.7	1,843,539	0.43
Consumer and other	7,017	2.9	492,726	1.42
Total	$227,621	100.0%	$17,154,969	1.33
The allowance allocated to commercial and industrial loans totaled $75.2 million, or 1.31% of total commercial and industrial loans, at June 30, 2023 decreasing $29.1 million, or 27.9%, compared to $104.2 million, or 1.84% of total commercial and industrial loans, at December 31, 2022. Modeled expected credit losses decreased $15.5 million while qualitative factor (“Q-Factor”) and other qualitative adjustments related to commercial and industrial loans decreased $10.0 million. Specific allocations for commercial and industrial loans that were evaluated for expected credit losses on an individual basis decreased $3.6 million from $6.1 million at December 31, 2022 to $2.5 million at June 30, 2023. The decrease in specific allocations for commercial and industrial loans was primarily related to the recognition of charge-offs.
The allowance allocated to energy loans totaled $14.9 million, or 1.51% of total energy loans, at June 30, 2023 decreasing $3.1 million, or 17.3%, compared to $18.1 million, or 1.95% of total energy loans, at December 31, 2022. Modeled expected credit losses related to energy loans decreased $2.8 million while Q-Factor and other qualitative adjustments related to energy loans increased $1.3 million. Specific allocations for energy loans that were evaluated for expected credit losses on an individual basis totaled $2.7 million at June 30, 2023 decreasing $1.7 million compared to $4.4 million on December 31, 2022. The decrease in specific allocations for energy loans was related to principal payments received and loans no longer requiring a specific allocation.
The allowance allocated to commercial real estate loans totaled $120.9 million, or 1.44% of total commercial real estate loans, at June 30, 2023 increasing $30.6 million, or 33.9%, compared to $90.3 million, or 1.10% of total commercial real estate loans, at December 31, 2022. Modeled expected credit losses related to commercial real estate loans decreased $11.5 million while Q-Factor and other qualitative adjustments related to commercial real estate loans increased $42.6 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis decreased from $1.7 million at December 31, 2022 to $1.3 million at June 30, 2023. The decrease in specific allocations for commercial real estate loans was related to principal payments received and loans no longer requiring a specific allocation partly offset by new specific allocations for new individually assessed loans.
The allowance allocated to consumer real estate loans totaled $13.0 million, or 0.60% of total consumer real estate loans, at June 30, 2023 increasing $5.0 million, or 62.9%, compared to $8.0 million, or 0.43% of total consumer real estate loans, at December 31, 2022. Modeled expected credit losses related to consumer real estate loans increased $4.7 million while Q-Factor and other qualitative adjustments related to consumer real estate loans increased $284 thousand.

The allowance allocated to consumer loans totaled $9.6 million, or 2.08% of total consumer loans, at June 30, 2023 increasing $2.5 million, or 36.3%, compared to $7.0 million, or 1.42% of total consumer loans, at December 31, 2022. Modeled expected credit losses related to consumer loans increased $528 thousand while Q-Factor and other qualitative adjustments increased $2.0 million, which was primarily due to an increase in the consumer overlay, which is further discussed below.
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
In estimating expected credit losses as of June 30, 2023, we utilized the Moody’s Analytics June 2023 Consensus Scenario (the “June 2023 Consensus Scenario”) to forecast the macroeconomic variables used in our models. The June 2023 Consensus Scenario was based on the review of a variety of surveys of baseline forecasts of the U.S. economy. The June 2023 Consensus Scenario projections included, among other things, (i) U.S. Nominal Gross Domestic Product annualized quarterly growth rate of 2.40% during the remainder of 2023 followed by average annualized quarterly growth rates of 3.38% in 2024 and 4.69% through the end of the forecast period in the second quarter of 2025; (ii) average U.S. unemployment rate of 4.12% during the remainder of 2023 followed by average annualized quarterly rates of 4.67% in 2024 and 4.57% through the end of the forecast period in the second quarter of 2025; (iii) average Texas unemployment rate of 4.31% during the remainder of 2023 followed by average annualized quarterly rates of 4.48% in 2024 and 4.31% through the end of the forecast period in the second quarter of 2025; (iv) projected average 10 year Treasury rate of 3.64% during the remainder of 2023, decreasing to 3.57% during 2024 and 3.45% by the end of the forecast period in the second quarter of 2025 and (v) average oil price of $81.46 per barrel during the remainder of 2023, increasing to $81.65 per barrel in 2024 and decreasing to $77.91 per barrel by the end of the forecast period in the second quarter of 2025.
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
The overall loan portfolio as of June 30, 2023 increased $591.3 million, or 3.4%, compared to December 31, 2022. This increase included a $314.4 million, or 17.1%, increase in consumer real estate loans; a $209.6 million, or 2.6%, increase in commercial real estate loans; a $60.8 million, or 6.6%, increase in energy loans; and a $52.0 million, or 0.9%, increase in commercial and industrial loans; partly offset by a $33.0 million, or 6.7%, decrease in consumer and other loans.
The weighted average risk grade for commercial and industrial loans increased to 6.46 at June 30, 2023 from 6.39 at December 31, 2022. The increase was partly related to an increase in the weighted-average risk grade of pass-grade commercial and industrial loans, which increased to 6.29 at June 30, 2023 from 6.24 at December 31, 2022, and a $37.0 million increase in higher-risk grade classified loans. Classified loans consist of loans having a risk grade of 11, 12 or 13. The impact of the increase in the volume of classified commercial and industrial loans was partly offset by a decrease in the weighted-average risk grade of such loans from 11.43 at December 31, 2022 to 11.27 at June 30, 2023. The weighted-average risk grade for energy loans increased to 5.96 at June 30, 2023 from 5.67 at December 31, 2022. Pass grade energy loans increased $65.9 million while the weighted-average risk grade of such loans increased from 5.44 at December 31, 2022 to 5.79 at June 30, 2023. The weighted average risk grade for commercial real estate loans increased to 7.18 at June 30, 2023 from 7.10 at December 31, 2022. Pass grade commercial real estate loans increased $138.1 million while the weighted-average risk grade of such loans increased from 6.96 at December 31, 2022 to 7.01 June 30, 2023. Commercial real estate loans graded as “watch” and “special mention” decreased $21.9 million while classified commercial real estate loans increased $93.4 million.

As noted above, our credit loss models utilized the economic forecasts in the Moody's June 2023 Consensus Scenario for our estimated expected credit losses as of June 30, 2023 and the Moody’s December 2022 Baseline Scenario for our estimate of expected credit losses as of December 31, 2022. We qualitatively adjusted the model results based on these scenarios for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor, or Q-Factor, adjustments are discussed below.
Q-Factor adjustments are based upon management's judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of June 30, 2023, modeled expected credit losses were adjusted upwards by a weighted-average Q-Factor adjustment of approximately 4.3%, resulting in a $3.5 million total adjustment, compared to 2.3% at December 31, 2022, which resulted in a $2.3 million total adjustment. The increase in the Q-Factor adjustment percentage as of June 30, 2023 was largely related to a generally more negative outlook associated with national, regional and local economic and business conditions and developments that affect the collectability of loans; changes in loan portfolio concentrations; changes in the volumes and severity of loan delinquencies; changes in risk grades and adverse classifications; and the potential for deterioration of collateral values, among other things.
We have also provided additional qualitative adjustments, or management overlays, as of June 30, 2023 as management believes there are still significant risks impacting certain categories of our loan portfolio. Q-Factor and other qualitative adjustments as of June 30, 2023 are detailed in the table below.

	Q-Factor Adjustment	Model Overlays	Office Building Overlays	Down-Side Scenario Overlay	Credit Concentration Overlays	Consumer Overlay	Total
Commercial and industrial	$1,625	$—	$—	$19,207	$5,438	$—	$26,270
Energy	201	—	—	—	6,295	—	6,496
Commercial real estate:
Owner occupied	444	24,078	—	—	493	—	25,015
Non-owner occupied	231	33,308	10,315	—	2,332	—	46,186
Construction	536	27,738	3,944	—	711	—	32,929
Consumer real estate	441	—	—	—	—	—	441
Consumer and other	52	—	—	—	—	4,000	4,052
Total	$3,530	$85,125	$14,259	$19,207	$15,268	$4,000	$141,389
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

The down-side scenario overlay is a qualitative adjustment for our commercial and industrial loan portfolio to address the significant risk of economic recession as a result of inflation; rising interest rates; labor shortages; disruption in financial markets and global supply chains; further oil price volatility; and the current or anticipated impact of military conflict, including the current war between Russia and Ukraine, terrorism or other geopolitical events. Factors such as these are outside of our control but nonetheless affect customer income levels and could alter anticipated customer behavior, including borrowing, repayment, investment and deposit practices. To determine this qualitative adjustment, we use an alternative, more pessimistic economic scenario to forecast the macroeconomic variables used in our models. As of June 30, 2023, we used the Moody’s Analytics June S3 Alternative Scenario Downside - 90th Percentile. In modeling expected credit losses using this scenario, we also assume each loan within our modeled loan pools is downgraded by one risk grade level. The qualitative adjustment is based upon the amount by which the alternative scenario modeling results exceed those of the primary scenario used in estimating credit loss expense, adjusted based upon management's assessment of the probability that this more pessimistic economic scenario will occur.
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

	Credit Loss Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Three months ended:
June 30, 2023
Commercial and industrial	$2,404	$(5,703)	$5,716,855	(0.40)%
Energy	(4,433)	171	1,070,183	0.06
Paycheck Protection Program	—	—	26,701	—
Commercial real estate	5,133	100	8,312,310	—
Consumer real estate	3,822	(495)	2,070,475	(0.10)
Consumer and other	5,007	(3,901)	467,730	(3.35)
Total	$11,933	$(9,828)	$17,664,254	(0.22)
June 30, 2022
Commercial and industrial	$942	$(698)	$5,531,663	(0.05)%
Energy	427	418	1,040,893	0.16
Paycheck Protection Program	—	—	143,989	—
Commercial real estate	(12,232)	384	7,964,298	0.02
Consumer real estate	583	(88)	1,495,799	(0.02)
Consumer and other	5,884	(2,823)	497,847	(2.27)
Total	$(4,396)	$(2,807)	$16,674,489	(0.07)

Six months ended:
June 30, 2023
Commercial and industrial	$(18,280)	$(10,791)	$5,685,051	(0.38)%
Energy	(3,467)	334	1,041,099	0.06
Paycheck Protection Program	—	—	29,137	—
Commercial real estate	30,494	131	8,270,722	—
Consumer real estate	5,105	(74)	1,991,302	(0.01)
Consumer and other	10,756	(8,210)	475,300	(3.48)
Total	$24,608	$(18,610)	$17,492,611	(0.21)
June 30, 2022
Commercial and industrial	$18,503	$(3,324)	$5,491,632	(0.12)%
Energy	(1,617)	667	1,045,338	0.13
Paycheck Protection Program	—	—	222,773	—
Commercial real estate	(27,841)	11	7,826,540	—
Consumer real estate	557	(288)	1,459,142	(0.04)
Consumer and other	10,466	(6,168)	485,844	(2.56)
Total	$68	$(9,102)	$16,531,269	(0.11)
We recorded a net credit loss expense related to loans totaling $24.6 million for the six months ended June 30, 2023 while we recorded a net credit loss expense totaling $68 thousand during the same period in 2022. Net credit loss expense/benefit for each portfolio segment reflects the amount needed to adjust the allowance for credit losses allocated to that segment to the level of expected credit losses determined under our allowance methodology after net charge-offs have been recognized.
The net credit loss expense related to loans during the first six months of 2023 primarily reflects an increase in expected credit losses associated with commercial real estate loans, primarily related to increases in the minimum reserve ratios for our commercial real estate - non-owner occupied and construction portfolios. The net credit loss expense related to loans during the first six months of 2023 also reflects charge-off trends related to commercial and industrial loans as well as consumer and other loans (primarily related to overdrafts) and the additional expected credit losses associated with our consumer real estate and consumer and other loan portfolios. The impact of these items was partly offset by a decrease in expected credit losses associated with commercial and industrial loans; primarily related to decreases in modeled expected losses, the down-side scenario overlay and specific allocations; and a decrease in the expected credit losses associated with energy loans; primarily related to decreases in modeled expected losses and specific allocations.

The ratio of the allowance for credit losses on loans to total loans was 1.32% at June 30, 2023 compared to 1.33% at December 31, 2022. Management believes the recorded amount of the allowance for credit losses on loans is appropriate based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, our estimate of current expected credit losses could also change, which could affect the level of future credit loss expense related to loans.
Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures totaled approximately $52.9 million and $58.6 million at June 30, 2023 and December 31, 2022, respectively. The level of the allowance for credit losses on off-balance-sheet credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio. We recognized a net credit loss benefit related to off-balance-sheet credit exposures totaling $5.7 million during the six months ended June 30, 2023 compared to a net credit loss benefit of $68 thousand during the same period in 2022. Our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures are further described in our 2022 Form 10-K. This methodology was also impacted by the model updates during the first quarter of 2023 described in Note 3 - Loans in the accompanying notes to consolidated financial statements elsewhere in this report. The overall approximate impact of model updates during the first quarter was a $19.0 million decrease in modeled expected credit losses for off-balance-sheet credit exposures, though the impact of this decrease was largely offset with a qualitative adjustment similar to the model overlay described above for commercial real estate - construction loans.
Capital and Liquidity
Capital. Shareholders’ equity totaled $3.4 billion and $3.1 billion at June 30, 2023 and December 31, 2022, respectively. Sources of capital during the six months ended June 30, 2023 included net income of $339.8 million, other comprehensive income of $43.3 million, $9.5 million related to stock-based compensation and $2.4 million in proceeds from stock option exercises. Uses of capital during the six months ended June 30, 2023 included $116.4 million of dividends paid on preferred and common stock and $29.1 million of treasury stock purchases.
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
We paid a quarterly dividend of $0.87 per common share during each of the first and second quarters of 2023 and a quarterly dividend of $0.75 per common share during each of the first and second quarters of 2022. These dividend amounts equate to a common stock dividend payout ratio of 33.6% and 45.1% during the first six months of 2023 and 2022, respectively. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions described in Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. For additional details, see Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements and Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, each included elsewhere in this report.
In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including pursuant to compensatory arrangements.
Liquidity. As more fully discussed in our 2022 Form 10-K, our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. Our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings as well as maturities of securities and loan amortization. As of June 30, 2023, we had approximately $6.3 billion held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the Federal Home Loan Bank (“FHLB”). As of June 30, 2023, based upon available, pledgeable collateral, our total borrowing capacity with the FHLB was approximately $5.2 billion. Furthermore, at June 30, 2023, we had approximately $14.8 billion in securities that were unencumbered by a pledge and could be used to support additional borrowings, as needed, through repurchase agreements, the Federal Reserve discount window or the Federal Reserve's new Bank Term Funding Program (“BTFP”). The BTFP is a new facility established in response to recent liquidity concerns within the banking industry in part due to recent deposit runs that resulted in a few large bank failures. The BTFP was designed to provide available additional funding to eligible depository institutions in order to help assure that banks have the ability to meet the needs of all their depositors. Under the program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par. The BTFP is intended to eliminate the need for depository institutions to quickly sell their securities when they are experiencing stress on their liquidity.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 7 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At June 30, 2023, Cullen/Frost had liquid assets, primarily consisting of cash on deposit at Frost Bank, totaling $323.0 million.
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
For modeling purposes, as of June 30, 2023, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.5% and 2.9%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in a negative variances in net interest income of 1.2% and 2.6%, respectively, relative to the flat-rate case over the next 12 months. For modeling purposes, as of December 31, 2022, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.2% and 1.4%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in a negative variances in net interest income of 0.2% and 1.4%, respectively, relative to the flat-rate case over the next 12 months.
We do not currently pay interest on a significant portion of our commercial demand deposits. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. Our June 30, 2023 and December 31, 2022 model simulations did not assume any payment of interest on commercial demand deposits (those not already receiving an earnings credit). Management believes, based on our experience during the last interest rate cycle, that it is less likely we will pay interest on these deposits as rates increase.
The model simulations as of June 30, 2023 indicate that our projected balance sheet is more asset sensitive in comparison to our balance sheet as of December 31, 2022. The increased asset sensitivity was primarily due to a decrease in the expected deposit pricing beta for rate increases on certain types of deposit accounts. The deposit pricing beta is a measure of how much deposit rates will reprice, up or down, given a defined change in market rates. Management believes that the deposit pricing betas used as of June 30, 2023 are more reflective of current expectations.
As of June 30, 2023, the effects of a 200 basis point increase and a 200 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2023. Dollar amounts in thousands.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2023 to April 30, 2023	—	$—	—	$100,000
May 1, 2023 to May 31, 2023	289,149	95.94	288,912	72,258
June 1, 2023 to June 30, 2023	—	—	—	72,258
Total	289,149		288,912

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements. None.

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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	July 27, 2023	By:	/s/ Jerry Salinas
Jerry Salinas
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)