Form 10-K
period 2023-12-31
CULLEN/FROST BANKERS, INC.
filed 2024-02-06
CIK 39263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:    December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc., was approximately $6.7 billion.
As of February 2, 2024, there were 64,202,891 shares of the registrant’s common stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders of Cullen/Frost Bankers, Inc. to be held on April 24, 2024 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
The Corporation
Cullen/Frost Bankers, Inc., a Texas business corporation incorporated in 1977, is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout numerous Texas markets. The terms “Cullen/Frost,” “the Corporation,” “we,” “us” and “our” mean Cullen/Frost Bankers, Inc. and its subsidiaries, when appropriate. We offer commercial and consumer banking services, as well as trust and investment management, insurance, brokerage, mutual funds, leasing, treasury management, capital markets advisory and item processing services. At December 31, 2023, Cullen/Frost had consolidated total assets of $50.8 billion and was one of the largest independent bank holding companies headquartered in the State of Texas.
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
Our operating objectives include expansion, diversification within our markets, growth of our fee-based income, and growth internally and, to a lesser extent, through acquisitions of financial institutions, branches and financial services businesses. While we are currently focused on organic growth, we may seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. From time to time, we evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Our ability to engage in certain merger or acquisition transactions, whether or not any regulatory approval is required, will be dependent upon our bank regulators’ views at the time as to the capital levels, quality of management and our overall condition and their assessment of a variety of other factors. Certain merger or acquisition transactions, including those involving the acquisition of a depository institution or the assumption of the deposits of any depository institution, require formal approval from various bank regulatory authorities, which will be subject to a variety of factors and considerations.
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
Cullen/Frost’s executive offices are located at 111 W. Houston Street, San Antonio, Texas 78205, and its telephone number is (210) 220-4011.

Subsidiaries of Cullen/Frost
Frost Bank
Frost Bank, the principal operating subsidiary and sole banking subsidiary of Cullen/Frost, is a Texas-chartered bank primarily engaged in the business of commercial and consumer banking through approximately 180 financial centers across Texas in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Permian Basin, Rio Grande Valley and San Antonio regions. Frost Bank also operates approximately 1,733 automated-teller machines (“ATMs”) throughout the State of Texas, the majority of which are operated in connection with branding and licensing agreements with various retailers throughout the State of Texas. Frost Bank was originally chartered as a national banking association in 1899, but its origin can be traced to a mercantile partnership organized in 1868. At December 31, 2023, Frost Bank had consolidated total assets of $51.0 billion and total deposits of $42.4 billion and was one of the largest commercial banks headquartered in the State of Texas.
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
•Correspondent Banking. Frost Bank acts as correspondent for approximately 165 financial institutions, which are primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, fixed income security services, and securities custody and clearance services.
•Trust Services. Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2023, the estimated fair value of trust assets was $47.2 billion, including managed assets of $23.8 billion and custody assets of $23.5 billion.
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
All member banks of the Federal Reserve System, including Frost Bank, are required to hold stock in the Federal Reserve System's Reserve Banks in an amount equal to six percent of their capital stock and surplus (half paid to acquire the stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded. The annual dividend rate for larger member banks, including Frost Bank, is tied to 10-year U.S. Treasuries with the maximum dividend rate capped at six percent. The total amount of stock dividends that Frost Bank received from the Federal Reserve totaled $1.4 million in 2023, $1.2 million in 2022 and $532 thousand in 2021.
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
Dividends and Stock Repurchases
The principal source of Cullen/Frost’s liquidity is dividends from Frost Bank. The prior approval of the Federal Reserve Board is required if the total of all dividends declared by a state-chartered member bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of preferred stock. Federal law also prohibits a state-chartered, member bank from paying dividends that would be greater than the bank’s undivided profits. Frost Bank is also subject to limitations under Texas state law regarding the level of dividends that may be paid. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, Frost Bank could pay aggregate dividends of approximately $1.1 billion to Cullen/Frost, without obtaining affirmative governmental approvals, at December 31, 2023. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.

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
In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting a new accounting standard related to the measurement of current expected credit losses (“CECL”) on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We elected to adopt the five-year transition option. Accordingly, CECL transitional amounts have been added back to CET1 totaling $30.8 million and $46.2 million at December 31, 2023 and 2022, respectively.
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
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including the recalibration of risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches banking organizations, and therefore not to Cullen/Frost or Frost Bank.
In July 2023, the federal banking regulators proposed revisions to the Basel III Capital Rules to implement the Basel Committee’s 2017 standards and make other changes to the Basel III Capital Rules. The proposal introduces revised credit risk, equity risk, operational risk, credit valuation adjustment risk and market risk requirements, among other changes. However, the revised capital requirements of the proposed rule would not apply to Cullen/Frost or Frost Bank because they have less than $100 billion in total consolidated assets and trading assets and liabilities below the threshold for market risk requirements.
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
Cullen/Frost believes that, as of December 31, 2023, its bank subsidiary, Frost Bank, was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of Cullen/Frost and Frost Bank see the discussion under the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report.
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
In October 2022, the FDIC adopted a final rule that increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. The increased assessment was expected to improve the likelihood that the DIF reserve ratio would reach the statutory minimum of 1.35% by the statutory deadline prescribed under the FDIC's amended restoration plan.
In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the Deposit Insurance Fund ("DIF") incurred as a result of recent bank failures and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and will be assessed at a quarterly rate of 3.36 basis points, over eight quarterly assessment periods, beginning in the first quarter of 2024. As a result of this final rule, we accrued $51.5 million ($40.7 million after tax) related to this assessment in the fourth quarter of 2023. This amount represents our current expectation of the full amount of the assessment based on our total uninsured deposits as of December 31, 2022. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.
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
Resolution Planning
The FDIC has required insured depository institutions (“IDIs”) with more than $50 billion in total consolidated assets to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. In 2018, the FDIC issued a moratorium on resolution plans for IDIs with more than $50 billion in assets. The moratorium is still in effect for IDIs with more than $50 billion but less than $100 billion in assets. In August 2023, the FDIC proposed amendments to the resolution planning requirements for IDIs with $50 billion or more in total assets. The amendments would require IDIs with between $50 billion and $100 billion in assets to submit informational filings on a two-year cycle, with an interim supplement updating key information submitted in the off years.
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
Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Federal Reserve Board rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve Board also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. In October 2023, the Federal Reserve issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the Federal Reserve from large debit card issuers.
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
In October 2023, the CFPB proposed a new rule that would require a provider of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider. Any such data provider would also have to make such data available to third parties, with the consumer’s express authorization and through an interface that satisfies formatting, performance and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data that would be required to be made available under the rule would include transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The proposed rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. For banks with over $50 billion and less than $500 billion in total assets, compliance would be required approximately one year after adoption of the final rule.
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
In October 2023, the OCC, together with the Federal Reserve and FDIC, issued a joint final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets, such as Frost Bank. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027.
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
The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act of 1970 (“BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.
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
In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NYSE, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The NYSE's listing standards pursuant to the SEC's rule became effective on October 2, 2023. We adopted a compensation recovery policy pursuant to the NYSE listing standards on October 25, 2023. The policy is included as Exhibit 97.1 to this Form 10-K.
Cybersecurity
The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties. In 2023, the SEC issued a final rule that requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Under this rule, banking organizations that are SEC registrants must generally disclose information about a material cybersecurity incident within four business days of determining it is material with periodic updates as to the status of the incident in subsequent filings as necessary.
Under a final rule adopted by federal banking agencies in 2021, banking organizations are required to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and many states, including Texas, have also recently implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our customers are located.
Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

In March 2023, the SEC proposed to amend Regulation S-P to require broker-dealers, investment companies and investment advisers registered with the SEC to adopt written policies and procedures for incident response programs to address unauthorized access to or use of customer information. The amended Regulation S-P would require covered entities to notify, within 30 days, individuals affected by an incident involving sensitive customer information and provide them with details about the incident and other information intended to help affected individuals respond appropriately.
See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity and Item 1C. Cybersecurity for a further discussion of risk management strategies and governance processes related to cybersecurity.
Climate-Related and Other ESG Developments
In recent years, federal, state and international lawmakers and regulators have increased their focus on financial institutions' and other companies' risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance (“ESG”) matters. For example, in March 2022, the SEC issued a proposed rule on the enhancement and standardization of climate-related disclosures for investors. The proposed rule would require public issuers, including us, to significantly expand the scope of climate-related disclosures in their SEC filings. The SEC has also announced plans to propose rules to require enhanced disclosure regarding human capital management and board diversity for public issuers.
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
Human Capital Resources
At December 31, 2023, we employed 5,495 full-time equivalent employees. At that date, the average tenure of all of our full-time employees was approximately 9.3 years while the average tenure of our executive officers was approximately 29.3 years. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good.
Oversight of our corporate culture is an important element of our board of director’s oversight of risk because our people are critical to the success of our corporate strategy. Our board sets the “tone at the top,” and holds senior management accountable for embodying, maintaining, and communicating our culture to employees. In that regard, our culture is designed to promote our commitment to making people's lives better and to uphold that principle in everything we do. That commitment has been a central pillar in our approach to our employees, our planet and the communities we have proudly served for over 150 years. Our culture is designed to adhere to the timeless values of integrity, caring and excellence. In keeping with that culture, we expect our people to treat each other and our customers with the highest level of honesty and respect and go out of their way to do the right thing, and we strive to be a force for good in everyday life. We dedicate resources to promote a safe and inclusive workplace; attract, develop and retain talented, diverse employees; promote a culture of integrity, caring and excellence; and reward and recognize employees for both the results they deliver and, importantly, how they deliver them. We also seek to design careers that are fulfilling ones, with competitive compensation and benefits alongside a positive work-life balance. We also dedicate resources to fostering professional and personal growth with continuing education, on-the-job training and development programs. This commitment to our people has earned us a spot on Forbes magazine's Best Employers list in 2023.

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
We believe employing a diverse workforce enhances our ability to serve our customers and our communities. By promoting and fostering a workforce that we believe is reflective of our customers and communities, we seek to better understand the financial needs of our prospects and customers and provide them with relevant financial service products. Understanding and supporting our community has always been a priority to us. We have established a voluntary, employee-led and staffed team that is committed to touching and improving the lives of people that live and work in our community. Additionally, we provide employees the opportunity to use paid time off to perform community service activities in their choice of ways. In 2023, this amounted to over 18,500 hours of community service performed by our employees. Our efforts are designed to enrich the lives of not only those that are in need but also the lives of our employees who participate in these meaningful and rewarding opportunities.
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

Information About Our Executive Officers
The names, ages, recent business experience and positions or offices held by each of the executive officers of Cullen/Frost are as follows:

Name and Position Held	Age	Recent Business Experience

Phillip D. Green Chairman of the Board, Chief Executive Officer and Director	69	Officer of Frost Bank since 1980. Chairman of the Board and Chief Executive Officer since April 2016.
Jerry Salinas Group Executive Vice President, Chief Financial Officer	65	Officer of Frost Bank since 1986. Group Executive Vice President, Chief Financial Officer since January 2015.
Annette Alonzo Group Executive Vice President, Chief Human Resources Officer	55	Officer of Frost Bank since 1993. Group Executive Vice President, Chief Human Resources Officer since April 2016.
Robert A. Berman Group Executive Vice President, Research and Strategy	61	Officer of Frost Bank since 1989. Group Executive Vice President, Research and Strategy of Frost Bank since May 2001.
Paul H. Bracher President of Cullen/Frost and Frost Bank and Group Executive Vice President, Chief Banking Officer of Frost Bank	67	Officer of Frost Bank since 1982. Group Executive Vice President, Chief Banking Officer since January 2015. President of Cullen/Frost since April 2016. President of Frost Bank since January 2024.
Howard L. Kasanoff Group Executive Vice President, Chief Credit Officer	54	Officer of Frost Bank since June 1994. Group Executive Vice President, Chief Credit Officer since January 2023. Senior Executive Vice President, Director of Complex Risk from October 2017 to December 2022.
Coolidge E. Rhodes, Jr. Group Executive Vice President, General Counsel and Secretary	48	Officer of Frost Bank since September 2021. Group Executive Vice President, General Counsel since September 2021 and Secretary since October 2021. Prior to joining Frost, Mr. Rhodes was most recently managing director and chief compliance officer at New Fortress Energy Inc. Mr. Rhodes also previously worked as a lawyer in private practice and as associate general counsel for a publicly traded oilfield services company.
Carol Severyn Group Executive Vice President, Chief Risk Officer	59	Officer of Frost Bank since 1993. Executive Vice President and Auditor from January 2004 to January 2019. Group Executive Vice President, Chief Risk Officer since January 2019.
Jimmy Stead Group Executive Vice President, Chief Consumer Banking Officer	48	Officer of Frost Bank since 2001. Group Executive Vice President, Chief Consumer Banking Officer since January 2017.
Kenny Wilson Group Executive Vice President, Chief Wealth Officer	71	Officer of Frost Bank since 2023. Group Executive Vice President, Chief Wealth Officer since August 2023. Prior to joining Frost, Mr. Wilson served as Chief Executive Officer for Haven for Hope from April 2016 to December 2021. Prior to that, Mr. Wilson was Market President and Market Executive for Private Banking for Bank of America in both the San Antonio and Austin markets.
Candace Wolfshohl Group Executive Vice President, Culture and People Development	63	Officer of Frost Bank since 1989. Group Executive Vice President, Culture and People Development since July 2015.
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
As of December 31, 2023, approximately 84.4% of our loan portfolio consisted of commercial and industrial, energy, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default and are typically larger than residential real estate loans or consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, energy, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. Increases in non-performing loans have resulted in a net loss of earnings from particular loans, an increase in credit loss expense and an increase in loan charge-offs, and these and future instances could have a material adverse effect on our business, financial condition and results of operations. Certain of our credit exposures are concentrated in industries that may be more susceptible to the long-term risks of climate change, natural disasters or global pandemics. To the extent that these risks may have a negative impact on the financial condition of borrowers, it could also have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further discussion related to commercial and industrial, energy, construction and commercial real estate loans.
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

We Are Subject to Risk Arising From Conditions In The Commercial Real Estate Market
As of December 31, 2023, commercial real estate mortgage loans comprised approximately 35.8% of our loan portfolio. Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
We Are Subject To Volatility Risk In Crude Oil Prices
As of December 31, 2023, we had $935.3 million of energy loans which comprised approximately 5.0% of our loan portfolio at that date. Furthermore, energy production and related industries represent a large part of the economies in some of our primary markets. Actions by members of the Organization of Petroleum Exporting Countries (“OPEC”) can impact global crude oil production levels and lead to significant volatility in global oil supplies and market oil prices. In recent years, decreased market oil prices compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. In March of 2020, disagreements between members of OPEC signaled that production levels would rise and, when coupled with the uncertainties of the COVID-19 pandemic, led to a significant decline in market oil prices. As the global economy emerged from pandemic lockdowns in 2021, the demand for oil naturally increased and supply could not keep up with the sudden surge in demand. Consequently, oil prices began to rise. The current wars in Ukraine and Israel have also impacted global oil supplies and caused further volatility in oil prices. The price per barrel of crude oil was approximately $72 on December 31, 2023, down from $80 on December 31, 2022. While losses in our energy portfolio have not been significant in recent years, we have experienced increased losses within our energy portfolio in years that were impacted by significant oil price volatility, particularly in 2020. Future oil price volatility could have negative impacts on the U.S. economy, in particular, the economies of energy-dominant states such as Texas, and our borrowers and customers.
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
Liquidity Risk
We Are Subject To Liquidity Risk
We require liquidity to meet our deposit and debt obligations as they come due. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could reduce our access to liquidity sources include a downturn in the Texas economy, difficult credit markets or adverse regulatory actions against us. Our access to deposits may also be affected by the liquidity needs of our depositors. A substantial majority of our liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. Our access to deposits may be negatively impacted by, among other factors, periods of low interest rates or higher interest rates which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as we and other regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed "too big to fail" or remove deposits from the banking system entirely. As of December 31, 2023, approximately 53% of our deposits were uninsured and we rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.
Unrealized Losses in Our Securities Portfolio Could Affect Liquidity.
As market interest rates have increased, we have experienced significant unrealized losses on our available for sale securities portfolio. Unrealized losses related to available for sale securities are reflected in accumulated other comprehensive income in our consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available for securities portfolio and we do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost bases, which may be at maturity. Nonetheless, our access to liquidity sources could be affected by unrealized losses if securities must be sold at a loss; tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses; the FHLB or other funding sources reduce capacity; or bank regulators impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.
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
New Lines Of Business, Products Or Services and Technological Advancements May Subject Us To Additional Risks
From time to time, we implement new lines of business or offer new products and services within existing lines of business. For instance, we are currently implementing a new residential mortgage product offering. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.
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
Our Reputation and Our Business Are Subject to Negative Publicity Risk
Reputation risk, or the risk to our earnings, liquidity, and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including (i) lending practices, (ii) branching strategy, (iii) product and service offerings, (iv) corporate governance, (v) regulatory compliance, (vi) mergers and acquisitions, (vii) disclosure, (viii) sharing or inadequate protection of customer information, (ix) successful or attempted cyber-attacks against us, our customers or our third-party partners or vendors and (x) failure to discharge any publicly announced commitments to employees or environmental, social and governance initiatives or to respond adequately to social and sustainability concerns from the viewpoint of our stakeholders from actions taken by government regulators and community organizations in response to our conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally or from the actions of our employees, customers, affiliates or third parties with whom we do business. In addition, our reputation or prospects may be significantly damaged by adverse publicity or negative information regarding us, whether or not true, that may be posted on social media, non-mainstream news services or other parts of the internet, and this risk is magnified by the speed and pervasiveness with which information is disseminated through those channels. Because we conduct most of our business under the “Frost” brand, negative public opinion about one business could affect our other businesses.

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
Cullen/Frost Relies On Dividends From Its Subsidiaries For Most Of Its Revenue
Cullen/Frost is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on Cullen/Frost’s common stock and preferred stock and interest and principal on Cullen/Frost’s debt. Various federal and state laws and regulations limit the amount of dividends that Frost Bank and certain non-bank subsidiaries may pay to Cullen/Frost. Also, Cullen/Frost’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors and depositors. In the event Frost Bank is unable to pay dividends to Cullen/Frost, Cullen/Frost may not be able to service debt, pay obligations or pay dividends on our common stock or our preferred stock. The inability to receive dividends from Frost Bank could have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 8 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.
Our Information Systems May Experience Failure, Interruption Or Breach In Security
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. Any failure, interruption or breach in security of these systems could result in significant disruption to our operations. Information security breaches and cybersecurity-related incidents include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, theft, misuse, loss, release or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties or may result from accidental technological failure. Our technologies, systems, networks and software have been and continue to be subject to cybersecurity threats and attacks, which range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. Any failures related to upgrades and maintenance of our technology and information systems could further increase our information and system security risk. Our increased use of cloud and other technologies, such as remote work technologies, also increases our risk of being subject to a cyber-attack. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.
Our customers, employees and third parties that we do business with have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware programs to our information systems, the information systems of our merchants or third-party service providers and/or our customers' personal devices, which are beyond our security control systems. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber-attacks against us, our merchants, our third-party service providers and our customers remain a serious issue and have been successful in the past.
Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risks of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even well protected information, networks, systems and facilities remain potentially vulnerable to attempted security breaches or disruptions because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. Furthermore, in the event of a cyber-attack, we may be delayed in identifying or responding to the attack, which could increase the negative impact of the cyber-attack on our business, financial condition and results of operations. While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants or our third-party vendors, including as a result of cyber-attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil litigation, enforcement actions, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
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

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to our operations and distracting to management. If we are found to infringe upon one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third-party. In certain cases, we have entered, and in the future may consider entering, into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase our operating expenses. If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have a material adverse effect on our business, financial condition and results of operations.
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
We Are Subject to Risk Arising From The Soundness Of Other Financial Institutions and Counterparties
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Increased interconnectivity amongst financial institutions also increases the risk of cyber-attacks and information system failures for financial institutions. Any such losses could have a material adverse effect on our business, financial condition and results of operations.
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
Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. In particular, the activity of fintechs/wealthtechs has grown significantly over recent years and is expected to continue to grow. Some fintechs/wealthtechs are not subject to the same regulation as we are, which may allow them to be more competitive. Fintechs/wealthtechs have and may continue to offer bank or bank-like products and a number of such organizations have applied for bank or industrial loan charters while others have partnered with existing banks to allow them to offer deposit products to their customers. Increased competition from fintechs/wealthtechs and the growth of digital banking may also lead to pricing pressures as competitors offer more low-fee and no-fee products.
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

In addition, we anticipate increased regulatory scrutiny, in the course of routine examinations and otherwise, and new regulations in response to recent negative developments in the banking industry, which may increase our cost of doing business and reduce our profitability. Among other things, there may be increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, brokered deposits, unrealized losses in securities portfolios, liquidity, commercial real estate loan composition and concentrations, and capital as well as general oversight and control of the foregoing. We could face increased scrutiny or be viewed as higher risk by regulators and/or the investor community, which could have a material adverse effect on our business, financial condition and results of operations.
See the sections captioned “Supervision and Regulation” included in Item 1. Business and Note 8 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.
The Repeal Of Federal Prohibitions On Payment Of Interest On Demand Deposits Could Increase Our Interest Expense
All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act beginning in 2011. As a result, some financial institutions offer interest on demand deposits to compete for customers. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.
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
As more fully discussed in Note 8 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report, our ability to declare or pay dividends on our common stock may also be subject to certain restrictions in the event that we elect to defer the payment of interest on our junior subordinated deferrable interest debentures or do not declare and pay dividends on our Series B Preferred Stock.
An Investment In Our Common Stock or Preferred Stock Is Not An Insured Deposit
Our common stock and preferred stock are not bank deposits and, therefore, are not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock or preferred stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock or preferred stock in any company. As a result, if you acquire our common stock or preferred stock, you could lose some or all of your investment.

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
General Risk Factors
We are Subject To Risk From Fluctuating Conditions In The Financial Markets and Economic and Political Conditions Generally
Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate, in the State of Texas and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by a decline in economic growth both in the U.S. and internationally; declines in business activity or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; oil price volatility; natural disasters; trade policies and tariffs; or a combination of these or other factors. In addition, financial markets and global supply chains may be adversely affected by the current or anticipated impact of military conflict, including the current wars in Ukraine and Israel, terrorism or other geopolitical events. Current economic conditions are being heavily impacted by elevated levels of inflation and rising interest rates. A prolonged period of inflation may impact our profitability by negatively impacting our fixed costs and expenses. Economic and inflationary pressure on consumers and uncertainty regarding economic improvement could result in changes in consumer and business spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations. Furthermore, evolving responses from federal and state governments and other regulators, and our customers or our third-party partners or vendors, to new challenges such as climate change have impacted and could continue to impact the economic and political conditions under which we operate which could have a material adverse effect on our business, financial condition and results of operations.
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
Changes In Accounting Standards Could Materially Impact Our Financial Statements
From time to time, accounting standards setters change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results or a cumulative charge to retained earnings. See Note 19 - Accounting Standards Updates in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report for further information regarding pending accounting standards updates.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our Chief Information Security Officer is primarily responsible for this cybersecurity component and is a key member of the risk management organization, reporting directly to the Chief Risk Officer and, as discussed below, periodically to the Technology Committee of our board of directors.
Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. Our Chief Information Security Officer and our Chief Information Officer, who reports directly to our Chief Consumer Banking Officer, along with key members of their teams, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.
We employ an in-depth, layered, defensive strategy that embraces a “trust by design” philosophy when designing new products, services, and technology. We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain. We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections as a significant portion of our workforce has the option to work remotely. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.
We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees, as discussed further below, and to the Technology Committee of our board of directors. The Incident Response Plan is coordinated through the Chief Information Security Officer and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.
Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected our company. For further discussion of risks from cybersecurity threats, see the section captioned “Our Information Systems May Experience Failure, Interruption Or Breach In Security” in Item 1A. Risk Factors.
Governance
Our Chief Information Security Officer is accountable for managing our enterprise information security department and delivering our information security program. The responsibilities of this department include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience. The foregoing responsibilities are covered on a day-to-day basis by a first line of defense function, and our second line of defense function, including the Chief Information Security Officer, provides guidance, oversight, monitoring and challenge of the first line’s activities. The second line of defense function is separated from the first line of defense function through organizational structure and ultimately reports directly to the Chief Risk Officer. The department, as a whole, consists of information security professionals with varying degrees of education and experience. Individuals within the department are generally subject to professional education and certification requirements. In particular, our Chief Information Security Officer has substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management.
Our board of directors has approved management committees including the Information Technology Risk Committee, which focuses on technology impact, and the Information Security Oversight Committee, which focuses on business impact. These committees provide oversight and governance of the technology program and the information security program. These committees are chaired by managers within the enterprise information security department and include the Chief Information Security Officer and Chief Information Officer as well as their direct reports and other key departmental managers from throughout the entire company. These committees generally meet monthly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings occur from time to time in accordance with the Incident Response Plan in order to facilitate timely informing and monitoring efforts. The Chief Information Security Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at committee meetings and the actions taken to the Technology Committee of our board of directors on a quarterly basis (or more frequently as may be required by the Incident Response Plan).
The Technology Committee of our board of directors is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Chief Information Security Officer and our Chief Information Officer provide quarterly reports to the Technology Committee of our board of directors regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The Technology Committee of our board of directors reviews and approves our information security and technology budgets and strategies annually. Additionally, the Risk Committee of our board of directors reviews our cyber security risk profile on a quarterly basis. The Technology Committee and Risk Committee of our board of directors each provide a report of their activities to the full board of directors at each board meeting.
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
ITEM 4. MINE SAFETY DISCLOSURES
None

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our common stock is traded on the NYSE under the symbol “CFR”. As of December 31, 2023, there were 64,185,287 shares of our common stock outstanding held by 1,050 holders of record. The closing price per share of common stock on December 29, 2023, the last trading day of our fiscal year, was $108.49.
Stock-Based Compensation Plans
Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2023, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 10 - Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards		Weighted-Average Exercise Price of Outstanding Awards		Number of Shares Available for Future Grants
Plans approved by shareholders	1,373,965	(1)	$71.25	(2)	205,090
Plans not approved by shareholders	—		—		—
Total	1,373,965		71.25		205,090

(1)Includes 485,941 shares related to stock options, 566,806 shares related to non-vested stock units, 54,164 shares related to director deferred stock units and 267,054 shares related to performance stock units (assuming attainment of the maximum payout rate as set forth by the performance criteria).
(2)Excludes outstanding stock units which are exercised for no consideration.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
From time to time, our board of directors has authorized stock repurchase plans. On January 25, 2023, our board of directors authorized a $100.0 million stock repurchase plan (the “2023 Repurchase Plan”), allowing us to repurchase shares of our common stock over a one-year period expiring on January 25, 2024. The 2023 Repurchase Plan was publicly announced in our 2022 Form 10-K filed with the SEC on February 3, 2023. Shares repurchased under stock repurchase plans may be repurchased from time to time through a variety of methods, which may include open market purchases, in privately negotiated transactions, block trades, accelerated share repurchase transactions, and/or through other legally permissible means. The timing and amount of any share repurchases is determined by management at its discretion and based on market conditions and other considerations. Share repurchase plans may be suspended or discontinued at any time at our discretion and we are not obligated to purchase any amount of common stock. Stock repurchase plans allow us to proactively manage our capital position and provide management the ability to repurchase shares of our common stock opportunistically in instances where management believes the market price undervalues our company. Such plans also provide us with the ability to repurchase shares of common stock that can be used to satisfy obligations related to stock compensation awards in order to mitigate the dilutive effect of such awards. Under the 2023 Repurchase Plan, we repurchased 400,868 shares at a total cost of $39.0 million during 2023. During 2023, we also repurchased 35,897 shares at a total cost of $3.5 million in connection with the vesting of certain share awards. Repurchases made in connection with the vesting of share awards are not associated with any publicly announced stock repurchase plan.
No shares were repurchased under a publicly announced stock repurchase plan during 2022 or 2021. Shares repurchased in connection with the vesting of certain share awards totaled 31,351 at a total cost of $4.4 million in 2022 and 31,317 at a total cost of $3.9 million in 2021.
On January 24, 2024, our board of directors authorized a $150.0 million stock repurchase plan (the “2024 Repurchase Plan”), allowing us to repurchase shares of our common stock over a one-year period expiring on

January 24, 2025. This repurchase plan was publicly announced in a current report on Form 8-K filed with the SEC on January 25, 2024.
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of 2023.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans at the End of the Period
October 1, 2023 to October 31, 2023	26,318	(1)	$89.67	—	$60,992
November 1, 2023 to November 30, 2023	159	(1)	96.60	—	60,992
December 1, 2023 to December 31, 2023	—		—	—	60,992
Total	26,477			—
(1)Repurchases made in connection with the vesting of certain share awards.
Insider Trading Policies and Procedures. Our board of directors has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, or by Cullen/Frost itself. These policies have been reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards.

Performance Graph
The performance graph below compares the cumulative total shareholder return on Cullen/Frost Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the Standard and Poor’s 500 Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2018 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

Cumulative Total Returns
on $100 Investment Made on December 31, 2018
Cullen/Frost
S&P 500
S&P 500 Banks
220
200
180
160
140
120
100
80
2018
2019
2020
2021
2022
2023

	2018	2019	2020	2021	2022	2023
Cullen/Frost	$100.00	$114.60	$105.98	$157.05	$170.58	$143.19
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P 500 Banks	100.00	140.63	121.29	164.28	132.72	147.28
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
Accounting policies related to the allowance for credit losses on financial instruments including loans and off-balance-sheet credit exposures are considered to be critical as these policies involve considerable subjective judgment and estimation by management. These policies are in accordance with Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. See the section captioned “Allowance for Credit Losses” elsewhere in this discussion as well as Note 1 - Summary of Significant Accounting Policies and Note 3 - Loans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report for further details of the risk factors considered by management in estimating the necessary level of the allowance for credit losses.

Overview
The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2023 and 2022 and results of operations for each of the years then ended. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on February 3, 2023 (the “2022 Form 10-K”) for a discussion and analysis of the more significant factors that affected periods prior to 2022.
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
Results of Operations
Net income available to common shareholders totaled $591.3 million, or $9.10 diluted per common share, in 2023 compared to $572.5 million, or $8.81 diluted per common share, in 2022 and $435.9 million, or $6.76 diluted per common share, in 2021.
Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2023	2022	2021
Taxable-equivalent net interest income	$1,651,695	$1,386,981	$1,077,315
Taxable-equivalent adjustment	93,031	95,698	92,448
Net interest income	1,558,664	1,291,283	984,867
Credit loss expense	46,171	3,000	63
Non-interest income	428,542	404,818	386,728
Non-interest expense	1,228,662	1,024,274	881,994
Income before income taxes	712,373	668,827	489,538
Income tax expense	114,400	89,677	46,459
Net income	597,973	579,150	443,079
Preferred stock dividends	6,675	6,675	7,157
Net income available to common shareholders	$591,298	$572,475	$435,922
Earnings per common share - basic	$9.11	$8.84	$6.79
Earnings per common share - diluted	9.10	8.81	6.76
Dividends per common share	3.58	3.24	2.94
Return on average assets	1.19%	1.11%	0.95%
Return on average common equity	18.66	16.86	10.35
Average shareholders' equity to average assets	6.68	6.87	9.48
Net income available to common shareholders increased $18.8 million for 2023 compared to 2022. The increase was primarily the result of a $267.4 million increase in net interest income and a $23.7 million increase in non-interest income partly offset by a $204.4 million increase in non-interest expense; which included $51.5 million related to a special Federal Deposit Insurance Corporation (“FDIC”) deposit insurance assessment discussed below; a $43.2 million increase in credit loss expense; and a $24.7 million increase in income tax expense.
Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 78.4% of total revenue during 2023. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. As of December 31, 2023, approximately 42.9% of our loans had a fixed interest rate, while the remaining loans had floating interest rates that were primarily tied to a benchmark developed by the American Financial Exchange, the Secured Overnight Financing Rate (“SOFR”) (approximately 26.2%); the prime interest rate (approximately 22.0%); or the American Interbank Offered Rate (“AMERIBOR”) (approximately 8.6%). Certain other loans are tied to other indices, however, such loans do not make up a significant portion of our loan portfolio as of December 31, 2023.
Select average market rates for the periods indicated are presented in the table below.

	2023	2022	2021
Federal funds target rate upper bound	5.20%	1.87%	0.25%
Effective federal funds rate	5.03	1.69	0.08
Interest on reserve balances	5.10	1.76	0.13
Prime	8.20	4.86	3.25
AMERIBOR Term-30(1)	5.08	1.79	0.11
AMERIBOR Term-90(1)	5.34	2.33	0.17
1-Month Term SOFR(2)	5.07	1.86	0.04
3-Month Term SOFR(2)	5.17	2.18	0.05
1-Month LIBOR(3)	4.85	1.91	0.10
3-Month LIBOR(3)	5.15	2.39	0.16
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
As of December 31, 2023, the target range for the federal funds rate was 5.25% to 5.50%. In December 2023, the Federal Reserve released projections whereby the midpoint of the projected appropriate target range for the federal funds rate would decrease to 4.6% by the end of 2024 and subsequently decrease to 3.6% by the end of 2025. While there can be no such assurance that any such decreases in the federal funds rate will occur, these projections imply up to a 75 basis point decrease in the federal funds rate during 2024, followed by a 100 basis point decrease in 2025. On January 31, 2024, the Federal Reserve announced they would maintain the target federal funds rate at 5.25% to 5.50% noting that, despite an easing in the rate of inflation over the past year, they do not expect it will be appropriate to reduce the target range until they have gained greater confidence that inflation is moving sustainably toward two percent.
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

	2023			2022			2021
	Average Balance	Interest Income/ Expense	Yield /Cost	Average Balance	Interest Income/ Expense	Yield /Cost	Average Balance	Interest Income/ Expense	Yield /Cost
Assets:
Interest-bearing deposits	$7,333,847	$376,010	5.13%	$12,783,536	$216,367	1.69%	$13,530,312	$17,878	0.13%
Federal funds sold	25,391	1,288	5.07	37,171	948	2.55	14,836	31	0.21
Resell agreements	86,217	4,621	5.36	17,079	592	3.47	6,611	16	0.24
Securities:
Taxable	13,445,523	406,289	2.72	10,719,066	249,797	2.16	4,606,562	89,550	1.97
Tax-exempt	7,401,586	324,643	4.26	7,997,778	327,559	4.08	8,268,416	314,600	4.06
Total securities	20,847,109	730,932	3.24	18,716,844	577,356	2.95	12,874,978	404,150	3.29
Loans, net of unearned discount	17,893,223	1,197,896	6.69	16,738,780	776,156	4.64	16,769,631	679,142	4.05
Total earning assets and average rate earned	46,185,787	2,310,747	4.82	48,293,410	1,571,419	3.20	43,196,368	1,101,217	2.58
Cash and due from banks	621,228			646,510			564,564
Allowance for credit losses	(234,949)			(242,059)			(258,668)
Premises and equipment, net	1,151,501			1,061,937			1,038,034
Accrued interest receivable and other assets	1,879,947			1,753,340			1,442,682
Total assets	$49,603,514			$51,513,138			$45,982,980

Liabilities:
Non-interest-bearing demand deposits	$15,339,766			$18,202,669			$16,670,807
Interest-bearing deposits:
Savings and interest checking	10,671,896	41,283	0.39	12,160,482	12,055	0.10	10,682,149	1,365	0.01
Money market deposit accounts	11,545,437	309,859	2.68	12,727,533	114,797	0.90	9,990,626	9,462	0.09
Time accounts	3,880,756	157,113	4.05	1,480,088	13,624	0.92	1,129,041	3,693	0.33
Total interest-bearing deposits	26,098,089	508,255	1.95	26,368,103	140,476	0.53	21,801,816	14,520	0.07
Total deposits	41,437,855		1.23	44,570,772		0.32	38,472,623		0.04
Federal funds purchased	30,560	1,524	4.99	35,461	690	1.95	32,177	32	0.10
Repurchase agreements	3,804,707	135,969	3.57	2,335,326	34,443	1.47	2,115,276	2,209	0.10
Junior subordinated deferrable interest debentures	123,100	8,647	7.02	123,042	4,172	3.39	133,744	2,484	1.86
Subordinated notes	99,418	4,657	4.69	99,262	4,657	4.69	99,105	4,657	4.70
Total interest-bearing liabilities and average rate paid	30,155,874	659,052	2.19	28,961,194	184,438	0.64	24,182,118	23,902	0.10
Accrued interest payable and other liabilities	794,438			807,820			771,392
Total liabilities	46,290,078			47,971,683			41,624,317
Shareholders’ equity	3,313,436			3,541,455			4,358,663
Total liabilities and shareholders’ equity	$49,603,514			$51,513,138			$45,982,980
Net interest income		$1,651,695			$1,386,981			$1,077,315
Net interest spread			2.63%			2.56%			2.48%
Net interest income to total average earning assets			3.45%			2.82%			2.53%

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

	2023 vs. 2022			2022 vs. 2021
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Rate	Volume	Total	Rate	Volume	Total
Interest-bearing deposits	$284,300	$(124,657)	$159,643	$199,513	$(1,024)	$198,489
Federal funds sold	712	(372)	340	808	109	917
Resell agreements	478	3,551	4,029	516	60	576
Securities:
Taxable	73,512	82,980	156,492	9,418	150,829	160,247
Tax-exempt	13,975	(16,891)	(2,916)	1,607	11,352	12,959
Loans, net of unearned discounts	364,794	56,946	421,740	98,271	(1,257)	97,014
Total earning assets	737,771	1,557	739,328	310,133	160,069	470,202
Savings and interest checking	30,901	(1,673)	29,228	10,528	162	10,690
Money market deposit accounts	206,636	(11,574)	195,062	102,224	3,111	105,335
Time accounts	97,166	46,323	143,489	8,460	1,471	9,931
Federal funds purchased	942	(108)	834	655	3	658
Repurchase agreements	70,483	31,043	101,526	31,991	243	32,234
Junior subordinated deferrable interest debentures	4,473	2	4,475	1,901	(213)	1,688
Subordinated notes	—	—	—	(8)	8	—
Total interest-bearing liabilities	410,601	64,013	474,614	155,751	4,785	160,536
Net change	$327,170	$(62,456)	$264,714	$154,382	$155,284	$309,666
Taxable-equivalent net interest income for 2023 increased $264.7 million, or 19.1%, compared to 2022. The increase in taxable-equivalent net interest income during 2023 was primarily related to an increase in the average yield on loans and, to a lesser extent, the average volume of loans; an increase in the average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve); an increase in the average volume of and average yield on taxable securities; and an increase in the average taxable-equivalent yield on tax-exempt securities, among other things. The impact of these items was partly offset by increases in the average costs of interest-bearing deposit accounts and repurchase agreements, among other things, combined with a decrease in the average volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and increases in the average volumes of time deposit accounts and repurchase agreements, among other things. As a result of the aforementioned fluctuations, the taxable-equivalent net interest margin increased 63 basis points from 2.82% during 2022 to 3.45% during 2023.
The average volume of interest-earning assets for 2023 decreased $2.1 billion, or 4.4%, compared to 2022. The decrease in the average volume of interest-earning assets during 2023 included a $5.4 billion decrease in average interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve) and a $596.2 million decrease in average tax-exempt securities partly offset by a $2.7 billion increase in average taxable securities and a $1.2 billion increase in average loans.
The average yield on interest-earning assets increased 162 basis points from 3.20% during 2022 to 4.82% during 2023 while the average rate paid on interest-bearing liabilities increased 155 basis points from 0.64% in 2022 to 2.19% in 2023. The average taxable-equivalent yield on interest-earning assets and the average rate paid on interest-bearing liabilities were primarily impacted by increases in market interest rates (as noted in the table above) and changes in the volume and relative mix of interest-earning assets and interest-bearing liabilities.
The average taxable-equivalent yield on loans increased 205 basis points from 4.64% during 2022 to 6.69% during 2023. The average taxable-equivalent yield on loans during 2023 was positively impacted by significant increases in market interest rates in 2022 and, to a lesser extent 2023. The average volume of loans increased $1.2 billion, or 6.9%, in 2023 compared to 2022. Loans made up approximately 38.7% of average interest-earning assets during 2023 compared to 34.7% during 2022.

The average taxable-equivalent yield on securities was 3.24% during 2023, increasing 29 basis points compared to 2.95% during 2022. The average yield on taxable securities was 2.72% during 2023 compared to 2.16% during 2022, increasing 56 basis points, while the average yield on tax exempt securities was 4.26% during 2023 compared to 4.08% during 2022, increasing 18 basis points. Tax exempt securities made up approximately 35.5% of total average securities during 2023, compared to 42.7% during 2022. The average volume of total securities increased $2.1 billion, or 11.4%, during 2023 compared to 2022. Securities made up approximately 45.1% of average interest-earning assets in 2023 compared to 38.7% in 2022. The increase during 2023 was primarily related to the investment of available funds (primarily the reinvestment of amounts held in an interest-bearing account at the Federal Reserve) into taxable securities.
Average interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve), during 2023 decreased $5.4 billion, or 42.6%, compared to 2022. Interest-bearing deposits made up approximately 15.9% of average interest-earning assets during 2023 compared to approximately 26.5% in 2022. The decrease during 2023 was primarily related to the reinvestment of amounts held in an interest-bearing account at the Federal Reserve into taxable securities, and to a lesser extent, loans combined with decreases in average funding provided by customer deposits (primarily non-interest-bearing). The average yield on interest-bearing deposits was 5.13% during 2023 and 1.69% during 2022. The average yields on interest-bearing deposits during 2023 was impacted by higher interest rates paid on reserves held at the Federal Reserve, compared to 2022.
Average resell agreements during 2023 increased $69.1 million, or 404.8%, compared to 2022, while federal funds sold during 2023 decreased $11.8 million, or 31.7%, compared to 2022. Federal funds sold and resell agreements were not a significant component of interest-earning assets during the comparable periods. The average yields on federal funds sold and resell agreements were 5.07% and 5.36%, respectively, during 2023 compared to 2.55% and 3.47%, respectively, during 2022. The average yields on federal funds sold and resell agreements were positively impacted by higher average market interest rates during 2023 compared to 2022.
The average rate paid on interest-bearing liabilities was 2.19% during 2023, increasing 155 basis points from 0.64% during 2022. Average deposits decreased $3.1 billion, or 7.0%, in 2023 compared to 2022. Average interest-bearing deposits decreased $270.0 million in 2023 compared to 2022, while average non-interest-bearing deposits decreased $2.9 billion in 2023 compared to 2022. The ratio of average interest-bearing deposits to total average deposits was 63.0% in 2023 compared to 59.2% in 2022. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average rates paid on interest-bearing deposits and total deposits were 1.95% and 1.23%, respectively, in 2023 compared to 0.53% and 0.32%, respectively, in 2022. The average cost of deposits during 2023 was impacted by an increase in the interest rates we pay on our interest-bearing deposit products as a result of an increase in market interest rates.
Our taxable-equivalent net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.63% in 2023 compared to 2.56% in 2022. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report.
Our hedging policies permit the use of various derivative financial instruments, including interest rate swaps, swaptions, caps and floors, to manage exposure to changes in interest rates. Details of our derivatives and hedging activities are set forth in Note 14 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements elsewhere in this report. Information regarding the impact of fluctuations in interest rates on our derivative financial instruments is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report.

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
The components of credit loss expense were as follows.

	2023	2022	2021
Credit loss expense (benefit) related to:
Loans	$52,861	$(5,279)	$(6,097)
Off-balance-sheet credit exposures	(6,842)	8,279	6,162
Securities held to maturity	152	—	(2)
Total	$46,171	$3,000	$63
See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet credit exposures.
Non-Interest Income
Total non-interest income for 2023 increased $23.7 million, or 5.9%, compared to 2022. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fee income for 2023 decreased $1.4 million, or 0.9%, compared to 2022. Investment management fees are the most significant component of trust and investment management fees, making up approximately 79.3% and 77.1% of total trust and investment management fees in 2023 and 2022, respectively. The decrease in trust and investment management fees during 2023 was primarily due to a decrease in oil and gas fees (down $4.2 million) partly offset by an increase in investment management fees (up $2.3 million), among other things. The decrease in oil and gas fees was primarily related to lower average market prices in 2023 relative to 2022.The increase in investment management fees during 2023 was primarily related to an increase in the average value of assets maintained in accounts. The increase in the average value of assets was partly related to higher average equity valuations during 2023 relative to 2022.
At December 31, 2023, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (41.2% of trust assets), fixed income securities (33.2% of trust assets), alternative investments (9.9% of assets) and cash equivalents (9.6% of trust assets). The estimated fair value of trust assets was $47.2 billion (including managed assets of $23.8 billion and custody assets of $23.5 billion) at December 31, 2023 compared to $42.9 billion (including managed assets of $21.4 billion and custody assets of $21.5 billion) at December 31, 2022.
Service Charges on Deposit Accounts. Service charges on deposit accounts for 2023 increased $1.6 million, or 1.8%, compared to 2022. The increase was primarily related to increases in overdraft charges on consumer and commercial accounts (up $4.4 million and $1.7 million, respectively) and consumer service charges (up $1.2 million) partly offset by a decrease in commercial service charges (down $5.7 million). Overdraft charges totaled $44.4 million ($33.6 million consumer and $10.8 million commercial) during 2023 compared to $38.3 million ($29.2 million consumer and $9.1 million commercial) during 2022. The increase in overdraft charges during 2023 was impacted by an increase in the volume of fee assessed overdrafts relative to 2022, in part due to growth in the number of accounts. The increase in consumer service charges during 2023 was partly related to increases in overall deposit accounts and volumes. The decrease in commercial service charges primarily resulted from a higher average earnings credit rate applied to deposits maintained by treasury management customers. Because average market interest rates were higher during 2023 compared to 2022, deposit balances were more valuable and yielded a higher average earnings credit rate. As a result, customers paid for less of their services through fees rather than with earnings credits applied to their deposit balances.
Insurance Commissions and Fees. Insurance commissions and fees for 2023 increased $5.1 million, or 9.5%, compared to 2022. The increase was primarily the result of increases in commission income (up $3.9 million) and contingent income (up $1.1 million). The increase in commission income was related to increases in commercial and personal lines property and casualty commissions; benefit plan commissions; and life insurance commissions. The increases in benefit plan commissions and commercial and personal lines property and casualty commissions were primarily related to increases in the underlying exposure bases and increases in rates. The increase in life insurance commissions was primarily due to an increase in business volume.
Contingent income totaled $4.6 million in 2023 and $3.5 million in 2022. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $3.3 million in 2023 and $1.9 million in 2022. The increase in performance related contingent income was primarily related to growth within the portfolio and improvement in the loss performance of insurance policies previously placed. Performance related contingent income in 2022 was impacted by a severe weather event in Texas during 2021 that resulted in significant property and casualty claims and losses. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $1.3 million in 2023 and $1.6 million in 2022.
Interchange and Card Transaction Fees. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and card transaction fees consist of income from check-card usage, point of sale income from PIN-based debit card transactions and ATM service fees. Interchange and card transaction fees are reported net of related network costs.
Net revenues from interchange and card transaction fees for 2023 increased $1.2 million, or 6.5%, compared to 2022 primarily due to an increase in transaction volumes partly offset by an increase in network costs. A comparison of gross and net interchange and card transaction fees for the reported periods is presented in the table below.

	2023	2022	2021
Income from debit card transactions	$36,622	$32,457	$29,122
ATM service fees	3,516	3,313	3,298
Gross interchange and debit card transaction fees	40,138	35,770	32,420
Network costs	20,719	17,539	14,959
Net interchange and debit card transaction fees	$19,419	$18,231	$17,461
Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. In October 2023, the Federal Reserve issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the Federal Reserve from large debit card issuers. Had the proposed maximum interchange fees been in effect during 2023, interchange and debit card transaction fees for 2023 would have been approximately 30% lower. The extent to which any such proposed changes in permissible interchange fees will impact our future revenues is currently uncertain.
Other Charges, Commissions and Fees. Other charges, commissions and fees for 2023 increased $7.4 million, or 17.9%, compared to 2022. The increase was primarily related to increases in income from the placement of money market accounts (up $2.9 million), other service charges (up $2.2 million), capital markets advisory fees (up $1.6 million), letter of credit fees (up $978 thousand), merchant services rebates/bonuses (up $897 thousand), and commitment fees on unused lines of credit (up $692 thousand), among other things, partly offset by a decrease in income from the sale of mutual funds (down $1.5 million), among other things.
Net Gain/Loss on Securities Transactions. During 2023, we sold certain available-for-sale securities with amortized costs totaling $1.9 billion and realized a net gain of $66 thousand. Market conditions provided us an opportunity to sell certain lower-yielding securities. The proceeds from these sales enhanced our current liquidity position and will provide us the flexibility to be more opportunistic with the reinvestment of these funds in the future. There were no sales of securities during 2022.

Other Non-Interest Income. Other non-interest income for 2023 increased $9.7 million, or 21.5%, compared to 2022. The increase was partly related to increases in income from customer derivative and foreign exchange transactions (up $5.9 million), sundry and other miscellaneous income (up $1.1 million), income from customer securities trading transactions (up $911 thousand), and earnings on the cash surrender value of life insurance (up $847 thousand), among other things. The increases in income from customer derivative and securities trading transactions and income from customer foreign exchange transactions were primarily related to increases in transaction volumes. Sundry income during 2023 included $5.6 million related to recoveries of prior write-offs, $4.4 million in card related incentives, and $1.5 million related to distributions received from a Small Business Investment Company (“SBIC”) fund investment, among other things, while sundry income during 2022 included $5.1 million in card related incentives, $5.1 million related to a distribution received from an SBIC fund investment, and $1.4 million related to the recovery of prior write-offs, among other things. The increase in earnings on the cash surrender value of life insurance was related to an increase in market interest rates.
Non-Interest Expense
Total non-interest expense for 2023 increased $204.4 million, or 20.0%, compared to 2022. The increase included $51.5 million related to a special FDIC deposit insurance assessment discussed below. Excluding the impact of the special assessment, total non-interest expense would have increased $152.9 million, or 14.9%. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages increased $55.6 million, or 11.3%, in 2023 compared to 2022. The increase in salaries and wages was primarily related to an increase in salaries due to annual merit and market increases and an increase in the number of employees. The increase in the number of employees was partly related to our investments in organic expansion in the Houston, Dallas, and Austin markets as well as the rollout of our mortgage loan product offering. Salaries and wages was also impacted, to a lesser extent, by an increase in stock-based compensation. The aforementioned increases were partly offset by a decrease in incentive compensation. We are experiencing a competitive labor market which has resulted in and could continue to result in an increase in our staffing costs.
Employee Benefits. Employee benefits expense for 2023 increased $26.7 million, or 30.1%, compared to 2022. The increase was primarily related to increases in medical benefits expense (up $7.9 million), 401(k) plan expense (up $7.1 million), and payroll taxes (up $4.7 million), and a decrease in the net periodic benefit related to our defined benefit retirement plan (down $6.5 million), among other things.
Our defined benefit retirement and restoration plans were frozen in 2001 which has helped to reduce the volatility in retirement plan expense. We nonetheless still have funding obligations related to these plans and could recognize additional expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. See Note 10 - Employee Benefit Plans in the accompanying notes to consolidated financial statements elsewhere in this report for additional information related to our net periodic pension benefit/cost.
Net Occupancy. Net occupancy expense for 2023 increased $11.9 million, or 10.6%, compared to 2022. The increase was primarily related to increases in depreciation on buildings and leasehold improvements (together up $4.4 million), lease expense (up $3.3 million), repairs/maintenance/service contracts expense (up $1.3 million), utilities expense (up $1.1 million), and property taxes (up $846 thousand), among other things. The increases in the aforementioned components of net occupancy expense were impacted, in part, by our expansion within the Houston and Dallas market areas.
Technology, Furniture and Equipment. Technology, furniture and equipment expense for 2023 increased $14.5 million, or 12.0%, compared to 2022. The increase was primarily related to increases in cloud services expense (up $10.2 million) and service contracts expense (up $3.9 million), among other things.
Deposit Insurance. Deposit insurance expense totaled $76.6 million in 2023 compared to $15.6 million in 2022. The increase was primarily related to an accrual for a special assessment and, to a lesser extent, an increase in the assessment rate. In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the Deposit Insurance Fund ("DIF") incurred as a result of recent bank failures and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and will be assessed at a quarterly rate of 3.36 basis points, over eight quarterly assessment periods, beginning in the first quarter of 2024. As a result of this final rule, we accrued $51.5 million ($40.7 million after tax) related to this assessment in the fourth quarter of 2023. This amount represents our current expectation of the full amount of the assessment based on our total uninsured deposits as of December 31, 2022. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain. In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023.
Other Non-Interest Expense. Other non-interest expense for 2023 increased $34.7 million, or 17.8%, compared to 2022. The increase included increases in professional services expense (up $13.0 million), which was primarily related to information technology services; advertising/promotions expense (up $8.6 million); travel, meals, and entertainment (up $3.9 million); donations expense (up $3.0 million), which was primarily related to a $3.5 million contribution to the Frost Charitable Foundation; check card expense (up $2.5 million); business development expense (up $2.5 million); and stationery, printing and supplies expense (up $1.4 million), among other things. The aforementioned items were partly offset by decreases in sundry and other miscellaneous expense (down $2.7 million) and fraud losses (down $2.4 million). Sundry and other miscellaneous expense in 2023 included $4.4 million related to operational losses, among other things, while sundry and other miscellaneous expense in 2022 included, among other things, accruals totaling $5.9 million, which included $4.0 million related to a license negotiation and $1.9 million related to other matters.
Results of Segment Operations
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. A third operating segment, Non-Banks, is for the most part the parent holding company, as well as certain other insignificant non-bank subsidiaries of the parent that, for the most part, have little or no activity. A description of each business and the methodologies used to measure financial performance is described in Note 17 - Operating Segments in the accompanying notes to consolidated financial statements elsewhere in this report. Details of net income (loss) by operating segment are discussed in more detail below.
Banking
Net income for 2023 increased $26.8 million, or 4.9%, compared to 2022. The increase was primarily the result of a $267.0 million increase in net interest income and a $20.4 million increase in non-interest income partly offset by a $191.4 million increase in non-interest expense, a $43.2 million increase in credit loss expense and a $26.0 million increase in income tax expense.
Net interest income for 2023 increased $267.0 million, or 20.6%, compared to 2022. The increase was primarily related to an increase in the average yield on loans and, to a lesser extent, the average volume of loans; an increase in the average yields on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve); an increase in the average volume of and average yield on taxable securities; and an increase in the average taxable-equivalent yield on tax-exempt securities, among other things. The impact of these items was partly offset by increases in the average costs of interest-bearing deposit accounts and repurchase agreements, among other things, combined with a decrease in the average volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and increases in the average volumes of time deposit accounts and repurchase agreements, among other things. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Credit loss expense for 2023 totaled $46.2 million compared to $3.0 million in 2022. See the sections captioned “Credit Loss Expense” and “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet commitments.
Non-interest income for 2023 increased $20.4 million, or 8.9%, compared to 2022. The increase was primarily related to increases in other non-interest income; other charges, commissions, and fees; insurance commissions and fees; service charges on deposit accounts; and interchange and card transaction fees. The increase in other non-interest income was partly related to increases in income from customer derivative and foreign exchange transactions, sundry and other miscellaneous income, and earnings on the cash surrender value of life insurance, among other things. The increase in income from customer derivative and foreign exchange transactions was primarily related to an increase in transaction volumes. The increase in earnings on the cash surrender value of life insurance was related to an increase in market interest rates. The increase in other charges, commissions, and fees included increases in capital markets advisory fees, letter of credit fees, merchant services rebates/bonuses, and commitment fees on unused lines of credit, among other things. The increase in insurance commissions and fees was primarily the result of increases in both commission income and contingent income. These changes are further discussed below in relation to Frost Insurance Agency. The increase in service charges on deposit accounts was primarily related to increases in overdraft charges on consumer and commercial accounts and consumer service charges partly offset by a decrease in commercial service charges. The increase in overdraft charges was impacted by an increase in the volume of fee assessed overdrafts in part due to growth in the number of accounts. The increase in consumer service charges was partly related to increases in overall deposit accounts and volumes. The decrease in commercial service charges primarily resulted from a higher average earnings credit rate applied to deposits maintained by treasury management customers. The increase in interchange and card transaction fees was primarily due to an increase in transaction volumes partly offset by an increase in network costs. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for 2023 increased $191.4 million, or 21.6%, compared to 2022. While all categories of non-interest expense increased, the largest increases were in deposit insurance expense; salaries and wages; other non-interest expense; and employee benefit expense. The increase in deposit insurance expense was primarily related to a $51.5 million ($40.7 million after tax) accrual for a special assessment and, to a lesser extent, an increase in the assessment rate. The increase in salaries and wages was primarily related to an increase in salaries due to annual merit and market increases and an increase in the number of employees. The increase in the number of employees was partly related to our investments in organic expansion in the Houston, Dallas, and Austin markets as well as the rollout of our mortgage loan product offering. Salaries and wages was also impacted, to a lesser extent, by an increase in stock-based compensation. The aforementioned increases were partly offset by a decrease in incentive compensation. The increase in employee benefits expense was primarily related to increases in medical benefits expense, 401(k) plan expense, and payroll taxes, and a decrease in the net periodic benefit related to our defined benefit retirement plan, among other things. The increase in other non-interest expense was primarily related to increases in professional services expense, which was primarily related to information technology services; advertising/promotions expense; travel, meals, and entertainment; donations expense, primarily related to a $3.5 million contribution to the Frost Charitable Foundation; check card expense; business development expense; and stationery, printing and supplies expense, among other things. The increase in technology, furniture, and equipment expense was primarily related to increases in cloud services expense and service contracts expense, among other things. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Income tax expense for 2023 increased $26.0 million, or 30.6%, compared to 2022. See the section captioned “Income Taxes” elsewhere in this discussion.
Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $59.3 million during 2023 compared to $54.2 million during 2022. The increase in gross commission revenues was primarily due to increases in both commission and contingent income. The increase in commission income was related to increases in commercial and personal lines property and casualty commissions, benefit plan commissions and life insurance commissions. The increases in commercial and personal lines property and casualty commissions and benefit plan commissions were primarily related to increases in the underlying exposure bases and increases in rates. The increase in life insurance commissions was primarily due to an increase in business volume. The increase in contingent income was primarily related to an increase in performance related contingent payments due to growth within the portfolio and improvement in the loss performance of insurance policies previously placed. See the analysis of insurance commissions, and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Frost Wealth Advisors
Net income for 2023 decreased $5.1 million, or 13.3%, compared to 2022. The decrease was primarily due to a $12.5 million increase in non-interest expense partly offset by a $3.0 million increase in net interest income, a $3.0 million increase in non-interest income and a $1.4 million decrease in income tax expense.
Net interest income for 2023 increased $3.0 million, or 64.0%, compared to 2022. This increase was primarily due to an increase in the average funds transfer prices allocated to funds provided by Frost Wealth Advisors. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Non-interest income for 2023 increased $3.0 million, or 1.7%, compared to 2022. The increase was primarily due to increases in other non-interest income and other charges, commissions, and fees partly offset by a decrease in trust and investment management fees. The increase in other non-interest income was primarily related to an increase in income from customer securities trading transactions and an increase in sundry income, primarily related to a volume bonus received from Frost Brokerage Services' clearing broker. The increase in other charges, commissions, and fees was primarily related to an increase in income from the placement of money market accounts, among other things, partly offset by a decrease in income from the sale of mutual funds, among other things. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment management fees are the most significant component of trust and investment management fees, making up approximately 79.3% and 77.1% of total trust and investment management fees for 2023 and 2022, respectively. The decrease in trust and investment management fees was primarily due to a decrease in oil and gas fees partly offset by an increase in investment management fees, among other things. The decrease in oil and gas fees was primarily related to lower average market prices in 2023 relative to 2022. The increase in investment management fees was primarily related to an increase in the average value of assets maintained in accounts, despite a slight decrease in the number of accounts. The increase in the average value of assets was partly related to higher average equity valuations during 2023 relative to 2022. See the analysis of trust and investment management fees, other non-interest income and other charges, commissions, and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for 2023 increased $12.5 million, or 9.4%, compared to 2022. While all categories of non-interest expense increased, the largest increases were in salaries and wages, other non-interest expense and employee benefits expense. The increase in salaries and wages was primarily due to an increase in salaries, due to annual merit and market increases, as well as increases in commission expense, among other things. The increase in other non-interest expense was primarily related to an increase in professional service expense and an increase in the corporate overhead expense allocation, among other things. The increase in employee benefits was primarily related to increases in medical benefits expense, payroll taxes and 401(k) plan expense, among other things.
Non-Banks
The Non-Banks operating segment had a net loss of $13.9 million for 2023 compared to a net loss of $11.0 million in 2022. The increase in net loss was primarily due to an increase in net interest expense due to an increase in the average rates paid on our long-term borrowings.
Income Taxes
We recognized income tax expense of $114.4 million, for an effective tax rate of 16.1%, in 2023 compared to $89.7 million, for an effective tax rate of 13.4%, in 2022. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2023 and 2022 primarily due to the effect of tax-exempt income from securities, loans and life insurance policies and the income tax effects associated with stock-based compensation, among other things, and their relative proportion to total pre-tax net income. The increase in the effective tax rate during 2023 was primarily related to increases in disallowed deposit interest expense and in pre-tax net income and, to a lesser extent, a decrease in discrete tax benefits associated with stock-based compensation, and an increase in disallowed deposit insurance premiums, among other things. See Note 12 - Income Taxes in the accompanying notes to consolidated financial statements included elsewhere in this report.

Sources and Uses of Funds
The following table illustrates, during the years presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $49.6 billion in 2023 compared to $51.5 billion in 2022.

	2023	2022	2021
Sources of Funds:
Deposits:
Non-interest-bearing	30.9%	35.3%	36.2%
Interest-bearing	52.6	51.2	47.4
Federal funds purchased	0.1	0.1	0.1
Repurchase agreements	7.7	4.5	4.6
Long-term debt and other borrowings	0.4	0.4	0.5
Other non-interest-bearing liabilities	1.6	1.6	1.7
Equity capital	6.7	6.9	9.5
Total	100.0%	100.0%	100.0%
Uses of Funds:
Loans	36.1%	32.5%	36.5%
Securities	42.0	36.3	28.0
Interest-bearing deposits	14.8	24.8	29.4
Federal funds sold	—	0.1	—
Resell agreements	0.2	—	—
Other non-interest-earning assets	6.9	6.3	6.1
Total	100.0%	100.0%	100.0%
Deposits continue to be our primary source of funding. Average deposits decreased $3.1 billion, or 7.0%, in 2023 compared to 2022. Non-interest-bearing deposits remain a significant source of funding, which has been a key factor in maintaining our relatively low cost of funds. Average non-interest-bearing deposits totaled 37.0% of total average deposits in 2023 compared to 40.8% in 2022.
We primarily invest funds in loans, securities and interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve). Average loans increased $1.2 billion, or 6.9%, in 2023 compared to 2022 while average securities increased $2.1 billion, or 11.4%, in 2023 compared to 2022. Average interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve) decreased $5.4 billion, or 42.6%, in 2023 compared to 2022, primarily related to the reinvestment of a portion of these funds into taxable securities, and to a lesser extent, loans combined with decreases in average funding provided by customer deposits (primarily non-interest-bearing).
Loans
Overview. Details of our loan portfolio are presented in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report. Year-end total loans increased $1.7 billion, or 9.7%, during 2023 compared to 2022. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans and real estate loans. Commercial and industrial loans made up 31.7% and 33.1% of total loans at December 31, 2023 and 2022 while energy loans made up 5.0% and 5.4% of total loans at December 31, 2023 and 2022 and real estate loans made up 60.8% and 58.4% of total loans at December 31, 2023 and 2022. Energy loans include commercial and industrial loans, leases and real estate loans to borrowers in the energy industry. Real estate loans include both commercial and consumer balances.
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
Paycheck Protection Program (“PPP”) loans, which were originated in 2020 and early 2021, are loans to qualified small businesses under the PPP administered by the Small Business Administration (“SBA”) under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”). Loans covered by the PPP were eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, we avoid financing single-purpose projects unless other underwriting factors are present to help mitigate risk. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting market areas we serve. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2023, approximately 49.9% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
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
Commercial and Industrial. Commercial and industrial loans increased $284.3 million, or 5.0%, during 2023 compared to 2022. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and purchased shared national credits.

Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services (iv) providing equipment to support oil and gas drilling (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans increased $9.5 million, or 1.0%, during 2023 compared to 2022. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and purchased shared national credits.
Industry Concentrations. As of December 31, 2023 and 2022, there were no concentrations of loans related to any single industry, as segregated by Standard Industrial Classification code (“SIC code”), in excess of 10% of total loans. The SIC code system is a federally designed standard industrial numbering system used by us to categorize loans by the borrower’s type of business. The following table summarizes the industry concentrations of our loan portfolio, as segregated by SIC code, stated as a percentage of year-end total loans as of December 31, 2023 and 2022.

	2023	2022
Industry Concentrations
Automobile dealers	5.9%	5.4%
Energy	5.0	5.4
Investor	5.0	2.8
Public finance	4.3	4.6
Medical services	4.0	3.9
Building materials and contractors	3.5	3.8
Manufacturing, other	3.4	3.4
General and specific trade contractors	3.3	3.6
Services	2.9	2.3
Wholesale - heavy equipment	2.1	1.6
All other	60.6	63.2
Total loans	100.0%	100.0%
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

	2023			2022
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Amount outstanding	112	$10,642,151	$5,904,652	103	$9,710,866	$5,030,717
Average		95,019	52,720		94,280	48,842

Purchased Shared National Credits (“SNCs”). Purchased SNCs are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $799.5 million at December 31, 2023 increasing $9.0 million, or 1.1%, from $790.5 million at December 31, 2022. At December 31, 2023, 33.4% of outstanding purchased SNCs were related to the construction industry, 17.2% were related to the real estate management industry, and 13.6% were related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolios, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
The following table provides additional information about certain credits within our purchased SNCs portfolio with committed amounts in excess of $50.0 million as of year-end.

	2023			2022
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Amount outstanding	14	$971,680	$362,634	13	$855,331	$354,097
Average		69,406	25,902		65,795	27,238
Real Estate Loans. Real estate loans increased $1.4 billion, or 14.1%, during 2023 compared to 2022. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $9.0 billion, or 78.5% of total real estate loans, at December 31, 2023 and $8.2 billion, or 81.6% of total real estate loans, at December 31, 2022. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. Loans secured by owner-occupied properties make up a significant portion of our commercial real estate portfolio. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.
The following tables summarize our commercial real estate loan portfolio, including commercial real estate loans reported as a component of our energy loan portfolio segment, as segregated by (i) the type of property securing the credit and (ii) the geographic region in which the loans were originated. Property type concentrations are stated as a percentage of year-end total commercial real estate loans as of December 31, 2023 and 2022:

	2023		2022
Property type:
Office/Warehouse	20.9%		19.1%
Office Building	20.0		22.4
Retail	12.1		11.2
Multi Family	9.0		6.5
Auto/Truck Dealer	6.0		6.3
Medical Office & Services	4.2		4.2
Hotel	3.5		3.3
1-4 Family Construction	3.4		4.1
Non Farm - Non Residential	3.2		3.9
Religious	2.8		3.0
Raw Land	2.5		2.4
Land Developed	1.9		2.0
Land in Development	1.8		2.1
All Other	8.7		9.5
Total commercial real estate loans	100.0%	1	100.0%

	2023	2022
Geographic region:
San Antonio	27.6%	25.7%
Houston	24.6	24.9
Dallas	15.7	16.0
Fort Worth	14.1	14.4
Austin	11.9	12.4
Gulf Coast	4.5	4.7
Permian Basin	1.6	1.9
Total commercial real estate loans	100.0%	100.0%
Consumer Loans. The consumer loan portfolio at December 31, 2023 increased $601.4 million, or 25.7%, from December 31, 2022. As the following table illustrates, the consumer loan portfolio has two distinct segments, including consumer real estate and consumer and other.

	2023	2022
Consumer real estate:
Home equity lines of credit	$792,876	$691,841
Home equity loans	694,966	449,507
Home improvement	765,887	577,377
Other	206,997	124,814
Total consumer real estate	2,460,726	1,843,539
Consumer and other	476,962	492,726
Total consumer loans	$2,937,688	$2,336,265
Consumer real estate loans at December 31, 2023 increased $617.2 million, or 33.5%, from December 31, 2022. Combined, home equity loans and lines of credit made up 60.5% and 61.9% of the consumer real estate loan total at December 31, 2023 and 2022, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. Prior to 2023, we did not generally originate 1-4 family mortgage loans; however, from time to time, we did invest in such loans to meet the needs of our customers or for other regulatory compliance purposes. We began offering 1-4 family mortgage loans to our employees during the first quarter of 2023 and gradually expanded our production of 1-4 family mortgage loans for customers throughout the year. Our 1-4 family mortgage loan production is intended to be for portfolio investment purposes. Nonetheless, 1-4 family mortgage loans are not a significant component of our consumer real estate portfolio. The consumer and other loan portfolio at December 31, 2023 decreased $15.8 million, or 3.2%, from December 31, 2022. This portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.
Foreign Loans. We make U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2023 or 2022.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of our loan portfolio at December 31, 2023. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial and industrial	$2,378,983	$2,571,863	$868,821	$139,466	$5,959,133
Energy	438,593	441,881	54,201	590	935,265
Paycheck Protection Program	1,933	7,588	—	—	9,521
Commercial real estate
Buildings, land and other	783,237	3,268,464	3,085,325	164,894	7,301,920
Construction	427,586	899,907	305,873	47,358	1,680,724
Consumer Real Estate	11,311	18,929	799,822	1,630,664	2,460,726
Consumer and Other	263,187	193,170	20,605	—	476,962
Total	$4,304,830	$7,401,802	$5,134,647	$1,982,972	$18,824,251
Loans with fixed interest rates:
Commercial and industrial	$404,241	$1,041,620	$593,329	$111,208	$2,150,398
Energy	24,383	51,809	50,019	590	126,801
Paycheck Protection Program	1,933	7,588	—	—	9,521
Commercial real estate:
Buildings, land and other	128,358	1,578,512	2,113,267	62,230	3,882,367
Construction	30,470	41,082	59,753	3,803	135,108
Consumer Real Estate	8,124	17,267	726,422	903,026	1,654,839
Consumer and Other	34,452	49,644	18,097	—	102,193
Total	$631,961	$2,787,522	$3,560,887	$1,080,857	$8,061,227
Loans with floating interest rates:
Commercial and industrial	$1,974,742	$1,530,243	$275,492	$28,258	$3,808,735
Energy	414,210	390,072	4,182	—	808,464
Paycheck Protection Program	—	—	—	—	—
Commercial real estate:
Buildings, land and other	654,879	1,689,952	972,058	102,664	3,419,553
Construction	397,116	858,825	246,120	43,555	1,545,616
Consumer Real Estate	3,187	1,662	73,400	727,638	805,887
Consumer and Other	228,735	143,526	2,508	—	374,769
Total	$3,672,869	$4,614,280	$1,573,760	$902,115	$10,763,024
We generally structure commercial loans with shorter-term maturities in order to match our funding sources and to enable us to effectively manage the loan portfolio by providing the flexibility to respond to liquidity needs, changes in interest rates and changes in underwriting standards and loan structures, among other things. Due to the shorter-term nature of such loans, from time to time in the ordinary course of business and without any contractual obligation on our part, we will renew/extend maturing lines of credit or refinance existing loans at their maturity dates. Some loans may renew multiple times in a given year as a result of general customer practice and need. These renewals, extensions and refinancings are made in the ordinary course of business for customers that meet our normal level of credit standards. Such borrowers typically request renewals to support their on-going working capital needs to finance their operations. Such borrowers are not experiencing financial difficulties and generally could obtain similar financing from another financial institution. In connection with each renewal, extension or refinancing, we may require a principal reduction, adjust the rate of interest and/or modify the structure and other terms to reflect the current market pricing/structuring for such loans or to maintain competitiveness with other financial institutions. In such cases, we do not generally grant concessions, and, except for those reported in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report, any such renewals, extensions or refinancings that occurred during the reported periods were not deemed to be troubled debt restructurings pursuant to applicable accounting guidance. Loans exceeding $1.0 million undergo a complete underwriting process at each renewal.

Accruing Past Due Loans. Accruing past due loans are presented in the following table. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

		Accruing Loans 30-89 Days Past Due		Accruing Loans 90 or More Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
December 31, 2023
Commercial and industrial	$5,959,133	$25,457	0.43%	$5,503	0.09%	$30,960	0.52%
Energy	935,265	6,387	0.68	1,146	0.12	7,533	0.80
Paycheck Protection Program	9,521	61	0.64	1,954	20.52	2,015	21.16
Commercial real estate:
Buildings, land and other	7,301,920	19,564	0.27	92	—	19,656	0.27
Construction	1,680,724	4,878	0.29	3,498	0.21	8,376	0.50
Consumer real estate	2,460,726	12,504	0.51	2,589	0.11	15,093	0.62
Consumer and other	476,962	6,495	1.36	251	0.05	6,746	1.41
Total	$18,824,251	$75,346	0.40	$15,033	0.08	$90,379	0.48
Excluding PPP loans	$18,814,730	$75,285	0.40	$13,079	0.07	$88,364	0.47
December 31, 2022
Commercial and industrial	$5,674,798	$30,769	0.54%	$5,560	0.10%	$36,329	0.64%
Energy	925,729	1,472	0.16	—	—	1,472	0.16
Paycheck Protection Program	34,852	5,321	15.27	13,867	39.79	19,188	55.06
Commercial real estate:
Buildings, land and other	6,706,078	23,561	0.35	5,664	0.08	29,225	0.43
Construction	1,477,247	—	—	—	—	—	—
Consumer real estate	1,843,539	7,856	0.43	2,398	0.13	10,254	0.56
Consumer and other	492,726	5,155	1.05	311	0.06	5,466	1.11
Total	$17,154,969	$74,134	0.43	$27,800	0.16	$101,934	0.59
Excluding PPP loans	$17,120,117	$68,813	0.40	$13,933	0.08	$82,746	0.48
Accruing past due loans at December 31, 2023 decreased $11.6 million compared to December 31, 2022. The decrease was primarily due to decreases in past due PPP loans (down $17.2 million), past due non-construction related commercial real estate loans (down $9.6 million), and past due commercial and industrial loans (down $5.4 million) partly offset by increases in past due construction loans (up $8.4 million), past due energy loans (up $6.1 million), and past due consumer real estate loans (up $4.8 million). PPP loans are fully guaranteed by the SBA and we expect to collect all amounts due related to these loans. Excluding PPP loans, accruing past due loans increased $5.6 million.

Non-Accrual Loans. Non-accrual loans are presented in the tables below. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	December 31, 2023			December 31, 2022
		Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Commercial and industrial	$5,959,133	$19,545	0.33%	$5,674,798	$18,130	0.32%
Energy	935,265	11,500	1.23	925,729	15,224	1.64
Paycheck Protection Program	9,521	—	—	34,852	—	—
Commercial real estate:
Buildings, land and other	7,301,920	22,420	0.31	6,706,078	3,552	0.05
Construction	1,680,724	—	—	1,477,247	—	—
Consumer real estate	2,460,726	7,442	0.30	1,843,539	927	0.05
Consumer and other	476,962	—	—	492,726	—	—
Total	$18,824,251	$60,907	0.32	$17,154,969	$37,833	0.22
Allowance for credit losses on loans		$245,996			$227,621
Ratio of allowance for credit losses on loans to non-accrual loans		403.89%			601.65%
Non-accrual loans at December 31, 2023 increased $23.1 million from December 31, 2022 primarily due to an increase in non-accrual commercial real estate - buildings, land, and other loans, which was mostly related to a single credit relationship; and, to a lesser extent, increases in non-accrual consumer real estate loans and commercial and industrial loans.
Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest. Non-accrual commercial and industrial loans included one credit relationship in excess of $5.0 million totaling $13.8 million at December 31, 2023, while there were no non-accrual commercial and industrial loans in excess of $5.0 million at December 31, 2022. Non-accrual energy loans included one credit relationship in excess of $5.0 million totaling $5.9 million at December 31, 2023. There were two non-accrual energy loan relationships in excess of $5.0 million with an aggregate balance of $11.1 million at December 31, 2022. One of these loan relationships paid off in 2023 while the aggregate balance of the other loan relationship totaled $4.2 million at December 31, 2023. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. There was one non-accrual commercial real estate loan in excess of $5.0 million totaling $17.4 million at December 31, 2023, while there were no non-accrual commercial real estate loans in excess of $5.0 million at December 31, 2022.
Allowance For Credit Losses
Our allowance for credit losses on loans is calculated in accordance with Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses (“CECL”) on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. For additional information regarding our accounting policies related to credit losses, refer to Note 1 - Summary of Significant Accounting Policies and Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.
Allowance for Credit Losses - Loans. The table below provides an allocation of the year-end allowance for credit losses on loans by loan portfolio segment; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
December 31, 2023
Commercial and industrial	$74,006	31.7%	$5,959,133	1.24%
Energy	17,814	5.0	935,265	1.90
Paycheck Protection Program	—	—	9,521	—
Commercial real estate	130,598	47.7	8,982,644	1.45
Consumer real estate	13,538	13.1	2,460,726	0.55
Consumer and other	10,040	2.5	476,962	2.10
Total	$245,996	100.0%	$18,824,251	1.31
December 31, 2022
Commercial and industrial	$104,237	33.1%	$5,674,798	1.84%
Energy	18,062	5.4	925,729	1.95
Paycheck Protection Program	—	0.2	34,852	—
Commercial real estate	90,301	47.7	8,183,325	1.10
Consumer real estate	8,004	10.7	1,843,539	0.43
Consumer and other	7,017	2.9	492,726	1.42
Total	$227,621	100.0%	$17,154,969	1.33
The allowance allocated to commercial and industrial loans totaled $74.0 million, or 1.24% of total commercial and industrial loans, at December 31, 2023 decreasing $30.2 million, or 29.0%, compared to $104.2 million, or 1.84% of total commercial and industrial loans at December 31, 2022. Modeled expected credit losses decreased $11.0 million while qualitative factor (“Q-Factor”) and other qualitative adjustments related to commercial and industrial loans decreased $15.6 million. Specific allocations for commercial and industrial loans that were evaluated for expected credit losses on an individual basis decreased $3.6 million, or 60.0%, from $6.1 million at December 31, 2022 to $2.4 million at December 31, 2023. The decrease in specific allocations for commercial and industrial loans was primarily related to principal payments received and the recognition of charge-offs.
The allowance allocated to energy loans totaled $17.8 million, or 1.90% of total energy loans, at December 31, 2023 decreasing $248 thousand, or 1.4%, compared to $18.1 million, or 1.95% of total energy loans, at December 31, 2022. Modeled expected credit losses related to energy loans decreased $693 thousand while Q-Factor and other qualitative adjustments related to energy loans increased $2.1 million. Specific allocations for energy loans that were evaluated for expected credit losses on an individual basis totaled $2.7 million at December 31, 2023 decreasing $1.7 million, or 38.4%, compared to $4.4 million at December 31, 2022.
The allowance allocated to commercial real estate loans totaled $130.6 million, or 1.45% of total commercial real estate loans, at December 31, 2023 increasing $40.3 million, or 44.6%, compared to $90.3 million, or 1.10% of total commercial real estate loans at December 31, 2022. Modeled expected credit losses related to commercial real estate loans decreased $11.6 million while Q-Factor and other qualitative adjustments related to commercial real estate loans increased $50.9 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis increased from $1.7 million at December 31, 2022 to $2.7 million at December 31, 2023.

The allowance allocated to consumer real estate loans totaled $13.5 million, or 0.55% of total consumer real estate loans, at December 31, 2023 increasing $5.5 million, or 69.1%, compared to $8.0 million, or 0.43% of total consumer real estate loans at December 31, 2022 primarily due to modeled expected credit losses which increased $4.5 million and, to a lesser extent, a $741 thousand increase in specific allocations for consumer real estate loans that were evaluated for expected credit losses on an individual basis
The allowance allocated to consumer and other loans totaled $10.0 million, or 2.10% of total consumer and other loans, at December 31, 2023 increasing $3.0 million, or 43.1%, compared to $7.0 million, or 1.42% of total consumer loans at December 31, 2022. Modeled expected credit losses related to consumer and other loans increased $1.0 million while Q-Factor and other qualitative adjustments related to consumer and other loans increased $2.0 million.
As more fully described in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report, we measure expected credit losses over the life of each loan utilizing a combination of models which measure probability of default and loss given default, among other things. The measurement of expected credit losses is impacted by loan/borrower attributes and certain macroeconomic variables. Models are adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period.
In estimating expected credit losses as of December 31, 2023, we utilized the Moody’s Analytics December 2023 Consensus Scenario (the “December 2023 Consensus Scenario”) to forecast the macroeconomic variables used in our models. The December 2023 Consensus Scenario was based on the review of a variety of surveys of baseline forecasts of the U.S. economy. The December 2023 Consensus Scenario projections included, among other things, (i) U.S. Nominal Gross Domestic Product average annualized quarterly growth rate of 2.86% during 2024 and 4.24% during 2025; (ii) average annualized U.S. unemployment rate of 4.33% during 2024 and 4.18% in 2025; (iii) average annualized Texas unemployment rate of 4.30% during 2024 and 4.00% during 2025; (iv) projected average 10 year Treasury rate of 4.24% during 2024 and 4.04% during 2025; and (v) average oil price of $83.02 per barrel during 2024 and $78.13 per barrel during 2025.
In estimating expected credit losses as of December 31, 2022, we utilized the Moody’s Analytics December 2022 Baseline Scenario (the “December 2022 Baseline Scenario”) to forecast the macroeconomic variables used in our models. The December 2022 Baseline Scenario was based on the most likely outcome based on prevailing economic conditions and Moody's forecast of the U.S. economy. The December 2022 Baseline Scenario projections included, among other things, (i) U.S. Nominal Gross Domestic Product average annualized quarterly growth rate of 3.79% during 2023 and 4.79% during 2024; (ii) average annualized U.S. unemployment rate of 4.00% during 2023 and 4.06 during 2024; (iii) average annualized Texas unemployment rate of 4.11% during 2023 and 3.98% during 2024; (iv) projected average 10 year Treasury rate of 4.19% during 2023 and 3.96% in 2024; and (v) average oil price of $87 per barrel during 2023 and $70 per barrel during 2024.
The overall loan portfolio, excluding PPP loans which are fully guaranteed by the SBA, as of December 31, 2023 increased $1.7 billion, or 9.9%, compared to December 31, 2022. This increase included a $799.3 million, or 9.8%, increase in commercial real estate loans, a $617.2 million, or 33.5%, increase in consumer real estate loans, a $284.3 million, or 5.0%, increase in commercial and industrial loans and a $9.5 million, or 1.0%, increase in energy loans partly offset by a $15.8 million, or 3.2%, decrease in consumer and other loans. The weighted average risk grade for commercial and industrial loans increased to 6.60 at December 31, 2023 compared to 6.39 at December 31, 2022. Commercial and industrial loans graded “watch” and “special mention” (risk grades 9 and 10) increased $130.7 million during 2023 while classified commercial and industrial loans increased $89.7 million. Classified loans consist of loans having a risk grade of 11, 12 or 13. The weighted-average risk grade for energy loans increased to 6.05 at December 31, 2023 from 5.67 at December 31, 2022. The increase in the weighted-average risk grade was impacted by an increase in the weighted-average risk grade of pass grade energy loans from 5.44 at December 31, 2022 to 5.73 at December 31, 2023. Additionally, energy loans graded “watch” and “special mention” (risk grades 9 and 10) increased $16.7 million while classified energy loans increased $10.3 million. The weighted-average risk grade for commercial real estate loans increased from 7.10 at December 31, 2022 to 7.24 at December 31, 2023. Pass grade commercial real estate loans increased $651.4 million while commercial real estate loans graded as “watch” and “special mention” increased $97.4 million and classified commercial real estate loans increased $50.5 million.

As noted above our credit loss models utilized the economic forecasts in the Moody’s Consensus Scenario for December 2023 for our estimated expected credit losses as of December 31, 2023 and the Moody’s Baseline Scenario for December 2022 for our estimate of expected credit losses as of December 31, 2022. We qualitatively adjusted the model results based on these scenarios for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factor and other qualitative adjustments are discussed below.
Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of December 31, 2023, modeled expected credit losses were adjusted upwards by a weighted-average Q-Factor adjustment of approximately 4.4%, resulting in a $3.9 million total adjustment, up from approximately 2.2% at December 31, 2022, which resulted in a $2.3 million total adjustment. The increase in the Q-Factor adjustment percentage as of December 31, 2023 was largely related to a generally more negative outlook associated with national, regional and local economic and business conditions and developments that affect the collectability of loans; changes in loan portfolio concentrations; changes in the volumes and severity of loan delinquencies; changes in risk grades and adverse classifications; and the potential for deterioration of collateral values, among other things.
We have also provided additional qualitative adjustments, or management overlays, as of December 31, 2023 as management believes there are still significant risks impacting certain categories of our loan portfolio. Q-Factor and other qualitative adjustments as of December 31, 2023 are detailed in the table below.

	Q-Factor Adjustment	Model Overlays	Office Building Overlays	Down-Side Scenario Overlay	Credit Concentration Overlays	Consumer Overlay	Total
Commercial and industrial	$2,038	$—	$—	$12,416	$6,158	$—	$20,612
Energy	313	—	—	—	6,963	—	7,276
Commercial real estate:
Owner occupied	546	23,922	—	—	556	—	25,024
Non-owner occupied	116	37,156	11,711	—	412	—	49,395
Construction	412	31,749	5,479	—	446	—	38,086
Consumer real estate	433	—	—	—	—	—	433
Consumer and other	71	—	—	—	—	4,000	4,071
Total	$3,929	$92,827	$17,190	$12,416	$14,535	$4,000	$144,897
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
The down-side scenario overlay is a qualitative adjustment for our commercial and industrial loan portfolio to address the significant risk of economic recession as a result of inflation; interest rate volatility; labor shortages; disruption in financial markets and global supply chains; further oil price volatility; and the current or anticipated impact of global wars/military conflicts, terrorism, or other geopolitical events. Factors such as these are outside of our control but nonetheless affect customer income levels and could alter anticipated customer behavior, including borrowing, repayment, investment, and deposit practices. To determine this qualitative adjustment, we use an alternative, more pessimistic economic scenario to forecast the macroeconomic variables used in our models. As of December 31, 2023, we used the Moody’s Analytics December 2023 S3 Alternative Scenario Downside - 90th Percentile. In modeling expected credit losses using this scenario, we also assume each non-classified loan within our modeled loan pools is downgraded by one risk grade level. The qualitative adjustment is based upon the amount by which the alternative scenario modeling results exceed those of the primary scenario used in estimating credit loss expense, adjusted based upon management's assessment of the probability that this more pessimistic economic scenario will occur.
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

	Credit Loss Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
2023
Commercial and industrial	$(16,709)	$(13,522)	$5,734,509	(0.24)%
Energy	(1,067)	819	1,015,859	0.08
Paycheck Protection Program	—	—	23,067	—
Commercial real estate	40,889	(592)	8,485,889	(0.01)
Consumer real estate	6,736	(1,202)	2,161,729	(0.06)
Consumer and other	23,012	(19,989)	472,170	(4.23)
Total	$52,861	$(34,486)	$17,893,223	(0.19)
2022
Commercial and industrial	$34,479	$(2,333)	$5,526,484	(0.04)%
Energy	(313)	1,158	992,051	0.12
Paycheck Protection Program	—	—	139,126	—
Commercial real estate	(54,775)	140	8,004,345	—
Consumer real estate	1,813	(394)	1,584,435	(0.02)
Consumer and other	13,517	(14,337)	492,339	(2.91)
Total	$(5,279)	$(15,766)	$16,738,780	(0.09)
2021
Commercial and industrial	$(2,160)	$408	$4,854,465	0.01%
Energy	(19,207)	(3,129)	1,049,540	(0.30)
Paycheck Protection Program	—	—	1,851,765	—
Commercial real estate	8,101	1,943	7,189,325	0.03
Consumer real estate	(3,061)	1,720	1,350,554	0.13
Consumer and other	10,230	(9,356)	473,982	(1.97)
Total	$(6,097)	$(8,414)	$16,769,631	(0.05)
We recorded a net credit loss expense related to loans totaling $52.9 million in 2023 and net credit loss benefits totaling $5.3 million in 2022 and $6.1 million in 2021. Net credit loss expense/benefit for each portfolio segment reflects the amount needed to adjust the allowance for credit losses allocated to that segment to the level of expected credit losses determined under our allowance methodology after net charge-offs have been recognized.
The net credit loss expense related to loans during 2023 primarily reflects an increase in expected credit losses associated with commercial real estate loans, primarily related to increases in the minimum reserve ratios for our commercial real estate - non-owner occupied and construction portfolios. The net credit loss expense related to loans during 2023 also reflects charge-off trends related to commercial and industrial loans as well as consumer and other loans (primarily related to overdrafts) and the additional expected credit losses associated with our consumer real estate and consumer and other loan portfolios. The impact of these items was partly offset by a decrease in expected credit losses associated with commercial and industrial loans; primarily related to decreases in modeled expected losses, the down-side scenario overlay, and specific allocations.
The ratio of the allowance for credit losses on loans to total loans was 1.31% at December 31, 2023 compared to 1.33% at December 31, 2022. Management believes the recorded amount of the allowance for credit losses on loans is appropriate based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, our estimate of current expected credit losses could also change, which could affect the level of future credit loss expense related to loans.

Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures totaled $51.8 million at December 31, 2023 and $58.6 million at December 31, 2022. The level of the allowance for credit losses on off-balance-sheet credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio. We recognized a net credit loss benefit related to off-balance-sheet credit exposures totaling $6.8 million in 2023 compared to net credit loss expense of $8.3 million during 2022 and $6.2 million during 2021. The decrease in credit loss expense during 2023 primarily reflects an overall decrease in modeled expected credit losses related to off-balance-sheet credit exposures. Our methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures was also impacted by the model updates during the first quarter of 2023 described in Note 3 - Loans in the accompanying notes to consolidated financial statements elsewhere in this report. The overall approximate impact of model updates during the first quarter was a $19.0 million decrease in modeled expected credit losses for off-balance-sheet credit exposures, though the impact of this decrease was partly offset with a qualitative adjustment similar to the model overlay described above for commercial real estate - construction loans. Further information regarding our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures is presented in Note 7 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies in the accompanying notes to consolidated financial statements included elsewhere in this report.
Securities
The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2023. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only. Held-to-maturity securities are presented at amortized cost before any allowance for credit losses.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Residential mortgage- backed securities	$—	—%	$—	—%	$512,995	2.28%	$737,436	4.85%	$1,250,431	3.79%
States and political subdivisions	8,170	5.23	12,008	4.52	52,106	4.10	2,295,523	4.65	2,367,807	4.64
Other	—	—	1,500	1.97	—	—	—	—	1,500	1.97
Total	$8,170	5.23	$13,508	4.24	$565,101	2.44	$3,032,959	4.70	$3,619,738	4.35
Available for sale:
U.S. Treasury	$1,514,227	1.31%	$3,101,776	2.34%	$167,219	1.29%	$144,367	2.15%	$4,927,589	1.99%
Residential mortgage- backed securities	1,718	2.92	1,826	4.65	13,963	5.72	6,579,175	3.12	6,596,682	3.13
States and political subdivisions	370,111	3.45	182,786	3.08	859,675	3.17	3,598,759	3.34	5,011,331	3.31
Other	—	—	—	—	—	—	—	—	42,769	—
Total	$1,886,056	1.73	$3,286,388	2.38	$1,040,857	2.86	$10,322,301	3.18	$16,578,371	2.84
All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2023, all of the securities in our municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 70.9% are either guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers.
The average taxable-equivalent yield on the securities portfolio based on a 21% tax rate was 3.24% in 2023 compared to 2.95% in 2022. Tax-exempt municipal securities totaled 35.5% of average securities in 2023 compared to 42.7% in 2022. The average yield on taxable securities was 2.72% in 2023 compared to 2.16% in 2022, while the average taxable-equivalent yield on tax-exempt securities was 4.26% in 2023 compared to 4.08% in 2022. See the section captioned “Net Interest Income” elsewhere in this discussion.

Deposits
The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

	2023		2022		2021
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand deposits	$15,339,766		$18,202,669		$16,670,807
Interest-bearing deposits:
Savings and interest checking	10,671,896	0.39%	12,160,482	0.10%	10,682,149	0.01%
Money market accounts	11,545,437	2.68	12,727,533	0.90	9,990,626	0.09
Time accounts	3,880,756	4.05	1,480,088	0.92	1,129,041	0.33
Total interest-bearing deposits	26,098,089	1.95	26,368,103	0.53	21,801,816	0.07
Total deposits	$41,437,855	1.23	$44,570,772	0.32	$38,472,623	0.04
Average deposits decreased $3.1 billion, or 7.0%, in 2023 compared to 2022. The decrease was primarily related to non-interest-bearing demand deposits which decreased $2.9 billion, or 15.7%. Interest-bearing deposits decreased $270.0 million, or 1.0%, as decreases in savings, interest checking and money market accounts were mostly offset by an increase in time deposits. The decrease in non-interest-bearing deposits; savings and interest checking; and money market accounts and the increase in time deposits was primarily driven by increases in market interest rates as customers sought higher yields through time deposits and other alternatives. The ratio of average interest-bearing deposits to total average deposits was 63.0% in 2023 compared to 59.2% in 2022. The average rates paid on interest-bearing deposits and total deposits were 1.95% and 1.23%, respectively, during 2023 compared to 0.53% and 0.32%, respectively, during 2022. The average rate paid on interest-bearing deposits during 2023 was impacted by an increase in the interest rates we pay on most of our interest-bearing deposit products as a result of increases in market interest rates.
Geographic Concentrations. The following table summarizes our average total deposit portfolio, as segregated by the geographic region from which the deposit accounts were originated. Certain accounts, such as correspondent bank deposits and deposits allocated to certain statewide operational units, are recorded at the statewide level.

		Percent		Percent		Percent
	2023	of Total	2022	of Total	2021	of Total
San Antonio	$12,173,068	29.4%	$13,402,978	30.1%	$11,140,600	29.0%
Houston	7,907,736	19.1	8,317,538	18.7	7,360,930	19.1
Fort Worth	6,816,404	16.4	7,498,616	16.8	6,650,164	17.3
Austin	5,170,579	12.5	5,752,901	12.9	4,931,275	12.8
Dallas	3,505,807	8.5	3,678,111	8.3	3,181,252	8.3
Gulf Coast	3,214,499	7.8	3,350,921	7.5	3,020,585	7.8
Permian Basin	2,139,059	5.2	2,043,713	4.6	1,694,366	4.4
Statewide	510,703	1.1	525,994	1.1	493,451	1.3
Total	$41,437,855	100.0%	$44,570,772	100.0%	$38,472,623	100.0%
Foreign Deposits. Mexico has historically been considered a part of the natural trade territory of our banking offices. Accordingly, U.S. dollar-denominated foreign deposits from sources within Mexico have traditionally been a significant source of funding. Average deposits from foreign sources, primarily Mexico, totaled $1.1 billion in both 2023 and 2022 respectively.
Brokered Deposits. From time to time, we have obtained interest-bearing deposits through brokered transactions including participation in the Certificate of Deposit Account Registry Service (“CDARS”). Brokered deposits were not significant during the reported periods.

Capital and Liquidity
Capital. Shareholders’ equity totaled $3.7 billion at December 31, 2023 and $3.1 billion at December 31, 2022. In addition to net income of $598.0 million, other sources of capital during 2023 included other comprehensive income, net of tax, of $229.1 million; $24.6 million related to stock-based compensation; and $9.3 million in proceeds from stock option exercises. Uses of capital during 2023 included $239.0 million of dividends paid on preferred and common stock and $42.7 million of treasury stock purchases.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized loss of $1.1 billion at December 31, 2023 compared to a net, after-tax, unrealized loss of $1.3 billion at December 31, 2022. The decrease in the net, after-tax, unrealized loss was primarily due to a $219.5 million net, after-tax, increase in the fair value of securities available for sale.
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
We paid quarterly dividends of $0.87, $0.87, $0.92 and $0.92 per common share during the first, second, third and fourth quarters of 2023, respectively, and quarterly dividends of $0.75, $0.75, $0.87 and $0.87 per common share during the first, second, third and fourth quarters of 2022, respectively. This equates to a dividend payout ratio of 39.3% in 2023 and 36.6% in 2022. The amount of dividend, if any, we may pay may be limited as more fully discussed in Note 8 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
Preferred Stock. On March 16, 2020, we redeemed all 6,000,000 shares of our 5.375% Non-Cumulative Perpetual Preferred Stock, Series A, (“Series A Preferred Stock”) at a redemption price of $25 per share, or an aggregate redemption of $150.0 million. On November 19, 2020 we issued 150,000 shares, or $150.0 million in aggregate liquidation preference, of our 4.450% Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 and liquidation preference $1,000 per share (“Series B Preferred Stock”). Each share of Series B Preferred Stock issued and outstanding is represented by 40 depositary shares, each representing a 1/40th ownership interest in a share of the Series B Preferred Stock (equivalent to a liquidation preference of $25 per share). Additional details about our preferred stock are included in Note 8 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
Purchases of Equity Securities. From time to time, our board of directors has authorized stock repurchase plans. On January 25, 2023, our board of directors authorized a $100.0 million stock repurchase plan (the “2023 Repurchase Plan”), allowing us to repurchase shares of our common stock over a one-year period expiring on January 25, 2024. The 2023 Repurchase Plan was publicly announced in our 2022 Form 10-K filed with the SEC on February 3, 2023. Shares repurchased under stock repurchase plans may be repurchased from time to time through a variety of methods, which may include open market purchases, in privately negotiated transactions, block trades, accelerated share repurchase transactions, and/or through other legally permissible means. The timing and amount of any share repurchases is determined by management at its discretion and based on market conditions and other considerations. Share repurchase plans may be suspended or discontinued at any time at our discretion and we are not obligated to purchase any amount of common stock. Stock repurchase plans allow us to proactively manage our capital position and provide management the ability to repurchase shares of our common stock opportunistically in instances where management believes the market price undervalues our company. Such plans also provide us with the ability to repurchase shares of common stock that can be used to satisfy obligations related to stock compensation awards in order to mitigate the dilutive effect of such awards. Under the 2023 Repurchase Plan, we repurchased 400,868 shares at a total cost of $39.0 million during 2023. During 2023, we also repurchased 35,897 shares at a total cost of $3.5 million in connection with the vesting of certain share awards. Repurchases made in connection with the vesting of share awards are not associated with any publicly announced stock repurchase plan.

No shares were repurchased under a publicly announced stock repurchase plan during 2022 or 2021. Shares repurchased in connection with the vesting of certain share awards totaled 31,351 at a total cost of $4.4 million in 2022 and 31,317 at a total cost of $3.9 million in 2021.
On January 24, 2024, our board of directors authorized a $150.0 million stock repurchase plan (the “2024 Repurchase Plan”), allowing us to repurchase shares of our common stock over a one-year period expiring on January 24, 2025. This repurchase plan was publicly announced in a current report on Form 8-K filed with the SEC on January 25, 2024.
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
Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of December 31, 2023, we had approximately $8.0 billion held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the Federal Home Loan Bank (“FHLB”). As of December 31, 2023, based upon available, pledgeable collateral, our total borrowing capacity with the FHLB was approximately $5.6 billion. Furthermore, at December 31, 2023, we had approximately $13.1 billion in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed. As of December 31, 2023, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements included elsewhere in this report for the expected timing of such payments as of December 31, 2023. These include payments related to (i) long-term borrowings (Note 6 - Borrowed Funds), (ii) operating leases (Note 4 - Premises and Equipment and Lease Commitments), (iii) time deposits with stated maturity dates (Note 5 - Deposits) and (iv) commitments to extend credit and standby letters of credit (Note 7 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies).
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 8 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At December 31, 2023, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $350.5 million.

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
For modeling purposes, as of December 31, 2023, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.7% and 3.5%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in a negative variances in net interest income of 1.3% and 3.0%, respectively, relative to the flat-rate case over the next 12 months. For modeling purposes, as of December 31, 2022, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.2% and 1.4%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in a negative variances in net interest income of 0.2% and 1.4%, respectively, relative to the flat-rate case over the next 12 months.
We do not currently pay interest on a significant portion of our commercial demand deposits. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. Our December 31, 2023 and December 31, 2022 model simulations did not assume any payment of interest on commercial demand deposits (those not already receiving an earnings credit). Management believes, based on our experience during the last interest rate cycle, that it is less likely we will pay interest on these deposits as rates increase.
The model simulations as of December 31, 2023 indicate that our projected balance sheet is more asset sensitive in comparison to our balance sheet as of December 31, 2022. The increased asset sensitivity was partly due to a decrease in the expected deposit pricing beta for rate increases on certain types of deposit accounts. The deposit pricing beta is a measure of how much deposit rates will reprice, up or down, given a defined change in market rates. Management believes that the deposit pricing betas used as of December 31, 2023 are more reflective of current expectations. The increased asset sensitivity was also partly due to an increase in the relative proportion of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and federal funds sold to projected average interest-earning assets combined with a decrease in the relative proportion of fixed-rate securities to projected average interest-earning assets. Interest-bearing deposits and federal funds sold are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets.
As of December 31, 2023, the effects of a 200 basis point increase and a 200 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cullen/Frost Bankers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 6, 2024 expressed an unqualified opinion thereon.
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

Allowances for Credit Losses
Description of the Matter
The Company’s loan portfolio totaled $18.8 billion as of December 31, 2023 and the associated allowance for credit losses on loans was $246 million. The Company’s unfunded loan commitments totaled $12.6 billion, with an associated allowance for credit loss of $51.8 million. Together these amounts represent the allowances for credit losses (“ACL”). As discussed in Notes 1, and 3 to the consolidated financial statements, in the cases of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. As discussed in Notes 1, 3, and 7 to the consolidated financial statements, in the case of unfunded loan commitments, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities. The amount of each allowance account represented management’s best estimate of current expected credit losses on these financial instruments considering all available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. In calculating the allowance for credit losses, most loans were segmented into pools based upon similar characteristics and risk profiles. For each loan pool, management measured expected credit losses over the life of each loan utilizing a combination of models which measured probability of default (“PD”), probability of attrition (“PA”), loss given default (“LGD”), and exposure at default (“EAD”). Modeled expected credit losses were calculated as the product of PD (adjusted for attrition), LGD, and EAD. PD and PA were estimated by analyzing internally sourced data related to historical performance of each loan pool over a complete economic cycle. PD and PA were adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period. After the reasonable and supportable forecast period, the forecasted macroeconomic variables were reverted to their historical mean utilizing a rational, systematic basis. The LGD was based on historical recovery averages for each loan pool, adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over the reasonable and supportable forecast period. EAD was estimated using a linear regression model that estimates the average percentage of the loan balance that remains at the time of default. In some cases, management determined that an individual loan exhibited unique risk characteristics which differentiated the loan from other loans with the identified loan pools. In such cases, the loans were evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Management qualitatively adjusted model results for risk factors that were not considered within the modeling processes but were nonetheless relevant in assessing the expected credit losses within the loan pools. These qualitative factor adjustments modified management’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk.
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
San Antonio, Texas
February 6, 2024

Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2023	2022
Assets:
Cash and due from banks	$617,569	$691,553
Interest-bearing deposits	7,985,057	11,128,902
Federal funds sold	—	120,527
Resell agreements	84,650	87,150
Total cash and cash equivalents	8,687,276	12,028,132
Securities held to maturity, net of allowance for credit losses of $310 in 2023 and $158 in 2022	3,619,428	2,639,083
Securities available for sale, at estimated fair value	16,578,371	18,243,605
Trading account securities	31,717	28,045
Loans, net of unearned discounts	18,824,251	17,154,969
Less: Allowance for credit losses on loans	(245,996)	(227,621)
Net loans	18,578,255	16,927,348
Premises and equipment, net	1,190,033	1,102,695
Accrued interest receivable and other assets	2,159,958	1,923,468
Total assets	$50,845,038	$52,892,376

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$14,926,094	$17,598,234
Interest-bearing deposits	26,994,474	26,355,962
Total deposits	41,920,568	43,954,196
Federal funds purchased	14,200	51,650
Repurchase agreements	4,127,188	4,660,641
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	123,127	123,069
Subordinated notes, net of unamortized issuance costs	99,491	99,335
Accrued interest payable and other liabilities	844,017	866,257
Total liabilities	47,128,591	49,755,148

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 150,000 Series B shares ($1,000 liquidation preference) issued in 2023 and 2022	145,452	145,452
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,404,582 shares issued in 2023 and 64,354,695 shares issued in 2022	644	643
Additional paid-in capital	1,055,809	1,029,756
Retained earnings	3,657,688	3,309,671
Accumulated other comprehensive income, net of tax	(1,119,219)	(1,348,294)
Treasury stock, at cost; 219,295 shares in 2023	(23,927)	—
Total shareholders’ equity	3,716,447	3,137,228
Total liabilities and shareholders’ equity	$50,845,038	$52,892,376
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Interest income:
Loans, including fees	$1,189,377	$770,391	$674,611
Securities:
Taxable	406,289	249,797	89,550
Tax-exempt	240,131	237,626	226,683
Interest-bearing deposits	376,010	216,367	17,878
Federal funds sold	1,288	948	31
Resell agreements	4,621	592	16
Total interest income	2,217,716	1,475,721	1,008,769
Interest expense:
Deposits	508,255	140,476	14,520
Federal funds purchased	1,524	690	32
Repurchase agreements	135,969	34,443	2,209
Junior subordinated deferrable interest debentures	8,647	4,172	2,484
Subordinated notes	4,657	4,657	4,657
Total interest expense	659,052	184,438	23,902
Net interest income	1,558,664	1,291,283	984,867
Credit loss expense	46,171	3,000	63
Net interest income after credit loss expense	1,512,493	1,288,283	984,804
Non-interest income:
Trust and investment management fees	153,315	154,679	148,994
Service charges on deposit accounts	93,504	91,891	83,292
Insurance commissions and fees	58,271	53,210	51,548
Interchange and card transaction fees	19,419	18,231	17,461
Other charges, commissions and fees	49,026	41,590	36,836
Net gain (loss) on securities transactions	66	—	69
Other	54,941	45,217	48,528
Total non-interest income	428,542	404,818	386,728
Non-interest expense:
Salaries and wages	547,718	492,096	395,497
Employee benefits	115,306	88,608	82,029
Net occupancy	124,396	112,495	107,344
Technology, furniture and equipment	135,286	120,771	112,738
Deposit insurance	76,589	15,603	12,232
Other	229,367	194,701	172,154
Total non-interest expense	1,228,662	1,024,274	881,994
Income before income taxes	712,373	668,827	489,538
Income taxes	114,400	89,677	46,459
Net income	597,973	579,150	443,079
Preferred stock dividends	6,675	6,675	7,157
Net income available to common shareholders	$591,298	$572,475	$435,922
Earnings per common share:
Basic	$9.11	$8.84	$6.79
Diluted	9.10	8.81	6.76
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$597,973	$579,150	$443,079
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	277,926	(2,143,567)	(231,355)
Change in net unrealized gain on securities transferred to held to maturity	(649)	(737)	(971)
Reclassification adjustment for net (gains) losses included in net income	(66)	—	(69)
Total securities available for sale and transferred securities	277,211	(2,144,304)	(232,395)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	9,278	(5,005)	16,593
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	3,479	2,964	6,116
Total defined-benefit post-retirement benefit plans	12,757	(2,041)	22,709
Other comprehensive income (loss), before tax	289,968	(2,146,345)	(209,686)
Deferred tax expense (benefit)	60,893	(450,733)	(44,034)
Other comprehensive income (loss), net of tax	229,075	(1,695,612)	(165,652)
Comprehensive income	$827,048	$(1,116,462)	$277,427
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at January 1, 2021	$145,452	$642	$997,168	$2,750,723	$512,970	$(113,939)	$4,293,016
Net income	—	—	—	443,079	—	—	443,079
Other comprehensive income, net of tax	—	—	—	—	(165,652)	—	(165,652)
Stock option exercises/stock unit conversions (987,758 shares)	—	—	—	(40,836)	—	95,253	54,417
Stock-based compensation expense recognized in earnings	—	—	12,753	—	—	—	12,753
Purchase of treasury stock (31,317 shares)	—	—	—	—	—	(3,864)	(3,864)
Treasury stock issued to the 401(k) stock purchase plan (18,555 shares)	—	—	—	(57)	—	1,806	1,749
Cash dividends – Series B preferred stock (approximately $47.71 per share which is equivalent to approximately $1.19 per depositary share)	—	—	—	(7,157)	—	—	(7,157)
Cash dividends – common stock ($2.94 per share)	—	—	—	(188,786)	—	—	(188,786)
Balance at December 31, 2021	145,452	642	1,009,921	2,956,966	347,318	(20,744)	4,439,555
Net income	—	—	—	579,150	—	—	579,150
Other comprehensive income, net of tax	—	—	—	—	(1,695,612)	—	(1,695,612)
Stock option exercises/stock unit conversions (399,810 shares)	—	1	1,513	(9,990)	—	25,135	16,659
Stock-based compensation expense recognized in earnings	—	—	18,322	—	—	—	18,322
Purchase of treasury stock (31,351 shares)	—	—	—	—	—	(4,391)	(4,391)
Cash dividends – Series B preferred stock (approximately $44.50 per share which is equivalent to approximately $1.11 per depositary share)	—	—	—	(6,675)	—	—	(6,675)
Cash dividends – common stock ($3.24 per share)	—	—	—	(209,780)	—	—	(209,780)
Balance at December 31, 2022	145,452	643	1,029,756	3,309,671	(1,348,294)	—	3,137,228
Net income	—	—	—	597,973	—	—	597,973
Other comprehensive income, net of tax	—	—	—	—	229,075	—	229,075
Stock option exercises/stock unit conversions (267,357 shares)	—	1	1,463	(10,958)	—	18,793	9,299
Stock-based compensation expense recognized in earnings	—	—	24,590	—	—	—	24,590
Purchase of treasury stock (436,765 shares)	—	—	—	—	—	(42,720)	(42,720)
Cash dividends – Series B preferred stock (approximately $44.50 per share which is equivalent to approximately $1.11 per depositary share)	—	—	—	(6,675)	—	—	(6,675)
Cash dividends – common stock ($3.58 per share)	—	—	—	(232,323)	—	—	(232,323)
Balance at December 31, 2023	$145,452	$644	$1,055,809	$3,657,688	$(1,119,219)	$(23,927)	$3,716,447
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating Activities:
Net income	$597,973	$579,150	$443,079
Adjustments to reconcile net income to net cash from operating activities:
Credit loss expense	46,171	3,000	63
Deferred tax expense (benefit)	(14,829)	(4,918)	7,784
Accretion of loan discounts	(17,724)	(12,921)	(12,890)
Securities premium amortization (discount accretion), net	63,893	97,400	119,242
Net (gain) loss on securities transactions	(66)	—	(69)
Depreciation and amortization	76,442	71,344	69,289
Net (gain) loss on sale/exchange/write-down of assets/foreclosed assets	750	109	(11,578)
Stock-based compensation	24,590	18,322	12,753
Net tax benefit from stock-based compensation	894	4,602	7,877
Earnings on life insurance policies	(2,944)	(2,096)	(2,462)
Net change in:
Trading account securities	(2,220)	(716)	(560)
Lease right-of-use assets	23,573	24,409	23,504
Accrued interest receivable and other assets	(232,665)	(116,243)	(46,560)
Accrued interest payable and other liabilities	(84,993)	61,140	38,821
Net cash from operating activities	478,845	722,582	648,293
Investing Activities:
Securities held to maturity:
Purchases	(1,147,624)	(1,424,105)	—
Maturities, calls and principal repayments	162,142	561,388	177,593
Securities available for sale:
Purchases	(19,124,336)	(22,178,248)	(24,217,841)
Sales	1,904,067	—	1,999,891
Maturities, calls and principal repayments	19,103,872	15,683,097	18,425,108
Proceeds from sale of loans	15,851	2,365	—
Net change in loans	(1,701,895)	(824,021)	1,145,924
Benefits received on life insurance policies	1,937	2,047	2,307
Proceeds from sales of premises and equipment	1,282	63	7,044
Purchases of premises and equipment	(158,630)	(102,501)	(65,850)
Proceeds from sales of repossessed properties	583	2,585	809
Net cash from investing activities	(942,751)	(8,277,330)	(2,525,015)
Financing Activities:
Net change in deposits	(2,033,628)	1,258,500	7,679,935
Net change in short-term borrowings	(570,903)	1,945,567	649,727
Principal payments on long-term borrowings	—	—	(13,403)
Proceeds from stock option exercises	9,299	16,659	54,417
Purchase of treasury stock	(42,720)	(4,391)	(3,864)
Cash dividends paid on preferred stock	(6,675)	(6,675)	(7,157)
Cash dividends paid on common stock	(232,323)	(209,780)	(188,786)
Net cash from financing activities	(2,876,950)	2,999,880	8,170,869
Net change in cash and cash equivalents	(3,340,856)	(4,554,868)	6,294,147
Cash and cash equivalents at beginning of year	12,028,132	16,583,000	10,288,853
Cash and cash equivalents at end of year	$8,687,276	$12,028,132	$16,583,000
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
As of December 31, 2023 and 2022, we had $8.6 million and $3.2 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

Cash Flow Reporting. Cash and cash equivalents include cash, deposits with other financial institutions that have an initial maturity of less than 90 days when acquired by us, federal funds sold and resell agreements. Net cash flows are reported for loans, deposit transactions and short-term borrowings. Additional cash flow information was as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for interest	$616,274	$169,020	$29,003
Cash paid for income tax	118,000	100,000	39,852
Significant non-cash transactions:
Exchange of real estate	—	—	11,036
Unsettled securities transactions	1,452	94,884	27,032
Loans foreclosed and transferred to other real estate owned and foreclosed assets	—	239	3,464
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	15,259	31,787	12,854
Treasury stock issued to 401(k) stock purchase plan	—	—	1,749
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
Allowance For Credit Losses - Held-to-Maturity Securities. The allowance for credit losses on held-to-maturity securities is a contra-asset valuation account, calculated in accordance with Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”), that is deducted from the amortized cost basis of held-to-maturity securities to present management's best estimate of the net amount expected to be collected. Held-to-maturity securities are charged-off against the allowance when deemed uncollectible by management. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Further information regarding our policies and methodology used to estimate the allowance for credit losses on held-to-maturity securities is presented in Note 2 - Securities.
Allowance For Credit Losses - Available-for-Sale Securities. For available-for-sale securities in an unrealized loss position, we first assess whether (i) we intend to sell or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.
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
Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Further information regarding our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures is presented in Note 7 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies.
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
Foreclosed Assets. Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Write-downs occurring at acquisition are charged against the allowance for credit losses on loans. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $725 thousand and $1.0 million at December 31, 2023 and 2022. Regulatory guidelines require us to reevaluate the fair value of foreclosed assets on at least an annual basis. Our policy is to comply with the regulatory guidelines. If the fair value of the asset declines, a write-down is recorded through other non-interest expense along with other expenses related to maintaining the properties. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. There were no write-downs of foreclosed assets in 2023 or 2022, while write-downs of foreclosed assets totaled $14 thousand in 2021. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.
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
Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to business combinations or components of other comprehensive income). Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. Interest and/or penalties related to income taxes are reported as a component of income tax expense. The income tax effects related to settlements of share-based payment awards are reported in earnings as an increase (or decrease) to income tax expense. See Note 12 - Income Taxes.
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
Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 9 - Earnings Per Common Share.
Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of our comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the net unrealized gain on securities transferred to held to maturity and changes in the net actuarial gain/loss on defined benefit post-retirement benefit plans. See Note 13 - Other Comprehensive Income (Loss).
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
Fair Value Measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. See Note 16 - Fair Value Measurements.
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
Note 2 - Securities
Securities - Held to Maturity. A summary of the amortized cost, fair value and allowance for credit losses related to securities held to maturity as of December 31, 2023 and 2022 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses	Net Carrying Amount
December 31, 2023
Residential mortgage-backed securities	$1,250,431	$76	$54,175	$1,196,332	$—	$1,250,431
States and political subdivisions	2,367,807	42,990	76,540	2,334,257	(310)	2,367,497
Other	1,500	—	45	1,455	—	1,500
Total	$3,619,738	$43,066	$130,760	$3,532,044	$(310)	$3,619,428
December 31, 2022
Residential mortgage-backed securities	$526,122	$—	$65,322	$460,800	$—	$526,122
States and political subdivisions	2,111,619	13,048	119,033	2,005,634	(158)	2,111,461
Other	1,500	—	69	1,431	—	1,500
Total	$2,639,241	$13,048	$184,424	$2,467,865	$(158)	$2,639,083

All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. The carrying value of held-to-maturity securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $1.0 billion and $256.3 million at December 31, 2023 and 2022, respectively. Accrued interest receivable on held-to-maturity securities totaled $40.9 million and $30.2 million at December 31, 2023 and 2022, respectively and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
From time to time, we have reclassified certain securities from available for sale to held to maturity. The net unamortized, unrealized gain remaining on securities transferred in years prior to 2020 included in accumulated other comprehensive income in the accompanying balance sheet totaled $1.2 million ($909 thousand, net of tax) at December 31, 2023 and $1.8 million ($1.4 million, net of tax) at December 31, 2022. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
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
The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by States and political subdivisions and other securities as of December 31, 2023:

	States and Political Subdivisions
	Not Guaranteed or Pre-Refunded	Guaranteed by the Texas PSF	Guaranteed by Third Party	Pre-Refunded	Total	Other Securities
Aaa/AAA	$301,721	$1,541,913	$13,651	$1,401	$1,858,686	$—
Aa/AA	503,016	—	6,105	—	509,121	—
Not rated	—	—	—	—	—	1,500
Total	$804,737	$1,541,913	$19,756	$1,401	$2,367,807	$1,500
Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of December 31, 2023, there were no past due principal or interest payments associated with these securities. The PSF is a sovereign wealth fund which serves to provide revenues for funding of public primary and secondary education in the State of Texas. Based upon (i) the PSF's AAA insurer financial strength rating, (ii) the PSF's substantial capitalization and excess guarantee capacity and (iii) a zero historical loss rate, no allowance for credit losses has been recorded for securities guaranteed by the PSF as there is no current expectation of credit losses related to these securities. Pre-refunded securities have been defeased by the issuer and are fully secured by cash and/or U.S. Treasury securities held in escrow for payment to holders when the underlying call dates of the securities are reached. Accordingly, no allowance for credit losses has been recorded for securities that have been defeased as there is no current expectation of credit losses related to these securities.

The following table details activity in the allowance for credit losses on held-to-maturity securities.

	2023	2022	2021
Beginning balance	$158	$158	$160
Credit loss expense (benefit)	152	—	(2)
Ending balance	$310	$158	$158
Securities - Available for Sale. A summary of the amortized cost, fair value and allowance for credit losses related to securities available for sale as of December 31, 2023 and 2022 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2023
U.S. Treasury	$5,212,894	$—	$285,305	$—	$4,927,589
Residential mortgage-backed securities	7,463,954	9,066	876,338	—	6,596,682
States and political subdivisions	5,245,721	5,762	240,152	—	5,011,331
Other	42,769	—	—	—	42,769
Total	$17,965,338	$14,828	$1,401,795	$—	$16,578,371

December 31, 2022
U.S. Treasury	$5,450,546	$—	$398,959	$—	$5,051,587
Residential mortgage-backed securities	7,316,824	8,050	948,638	—	6,376,236
States and political subdivisions	7,098,635	9,108	334,388	—	6,773,355
Other	42,427	—	—	—	42,427
Total	$19,908,432	$17,158	$1,681,985	$—	$18,243,605
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At December 31, 2023 all of the securities in our available for sale municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 73.5% are either guaranteed by the PSF or have been pre-refunded. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of available-for-sale securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $6.1 billion and $8.0 billion at December 31, 2023 and 2022, respectively. Accrued interest receivable on available-for-sale securities totaled $114.9 million and $140.6 million at December 31, 2023 and 2022, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The table below summarizes, as of December 31, 2023, securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by type of security and length of time in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$4,927,590	$285,305	$4,927,590	$285,305
Residential mortgage-backed securities	879,380	6,883	5,062,456	869,455	5,941,836	876,338
States and political subdivisions	1,810,373	10,035	2,652,951	230,117	4,463,324	240,152
Total	$2,689,753	$16,918	$12,642,997	$1,384,877	$15,332,750	$1,401,795
As of December 31, 2023, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.
Contractual Maturities. The following table summarizes the maturity distribution schedule of securities held to maturity and securities available for sale as of December 31, 2023. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
Held To Maturity
Amortized Cost
Residential mortgage-backed securities	$—	$—	$512,995	$737,436	$1,250,431
States and political subdivisions	8,170	12,008	52,106	2,295,523	2,367,807
Other	—	1,500	—	—	1,500
Total	$8,170	$13,508	$565,101	$3,032,959	$3,619,738
Estimated Fair Value
Residential mortgage-backed securities	$—	$—	$461,253	$735,079	$1,196,332
States and political subdivisions	8,175	11,999	50,728	2,263,355	2,334,257
Other	—	1,455	—	—	1,455
Total	$8,175	$13,454	$511,981	$2,998,434	$3,532,044
Available For Sale
Amortized Cost
U. S. Treasury	$1,534,307	$3,288,365	$197,809	$192,413	$5,212,894
Residential mortgage-backed securities	1,740	1,827	13,985	7,446,402	7,463,954
States and political subdivisions	370,259	183,228	880,659	3,811,575	5,245,721
Other	—	—	—	—	42,769
Total	$1,906,306	$3,473,420	$1,092,453	$11,450,390	$17,965,338
Estimated Fair Value
U. S. Treasury	$1,514,227	$3,101,776	$167,219	$144,367	$4,927,589
Residential mortgage-backed securities	1,718	1,826	13,963	6,579,175	6,596,682
States and political subdivisions	370,111	182,786	859,675	3,598,759	5,011,331
Other	—	—	—	—	42,769
Total	$1,886,056	$3,286,388	$1,040,857	$10,322,301	$16,578,371
Sales of Securities. Sales of securities available for sale were as follows:

	2023	2022	2021
Proceeds from sales	$1,904,067	$—	$1,999,891
Gross realized gains	5,758	—	69
Gross realized losses	(5,692)	—	—
Tax benefit (expense) related to securities gains/losses	(14)	—	(14)

Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	2023	2022	2021
Premium amortization	$(85,506)	$(110,997)	$(121,994)
Discount accretion	21,613	13,597	2,752
Net (premium amortization) discount accretion	$(63,893)	$(97,400)	$(119,242)
Trading Account Securities. Year-end trading account securities, at estimated fair value, were as follows:

	2023	2022
U.S. Treasury	$30,265	$25,879
States and political subdivisions	1,452	2,166
Total	$31,717	$28,045
Net gains and losses on trading account securities were as follows:

	2023	2022	2021
Net gain on sales transactions	$3,843	$3,129	$1,014
Net mark-to-market gains (losses)	(33)	(230)	(75)
Net gain on trading account securities	$3,810	$2,899	$939
Note 3 - Loans
Year-end loans, including leases net of unearned discounts, consisted of the following:

	2023	2022
Commercial and industrial	$5,959,133	$5,674,798
Energy:
Production	681,568	696,570
Service	192,654	133,542
Other	61,043	95,617
Total energy	935,265	925,729
Paycheck Protection Program (“PPP”)	9,521	34,852
Commercial real estate:
Commercial mortgages	6,746,709	6,168,910
Construction	1,680,724	1,477,247
Land	555,211	537,168
Total commercial real estate	8,982,644	8,183,325
Consumer real estate:
Home equity lines of credit	792,876	691,841
Home equity loans	694,966	449,507
Home improvement loans	765,887	577,377
Other	206,997	124,814
Total consumer real estate	2,460,726	1,843,539
Total real estate	11,443,370	10,026,864
Consumer and other	476,962	492,726
Total loans	$18,824,251	$17,154,969
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2023, the largest industry concentrations were related to the automobile dealerships industry, which totaled 5.9% of total loans and the energy industry, which totaled 5.0% of total loans. Unfunded commitments to extend credit and standby letters of credit issued to customers in the automobile dealership industry totaled $522.8 million and $19.3 million, respectively, as of December 31, 2023, while unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.1 billion and $86.9 million, respectively, as of December 31, 2023.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2023 or 2022.
Overdrafts. Deposit account overdrafts reported as loans totaled $13.4 million and $10.3 million at December 31, 2023 and 2022.
Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). Activity in related party loans during 2023 is presented in the following table. Other changes were primarily related to changes in related-party status.

Balance outstanding at December 31, 2022	$391,255
Principal additions	322,183
Principal payments	(299,338)
Other changes	2,007
Balance outstanding at December 31, 2023	$416,107
Accrued Interest Receivable. Accrued interest receivable on loans totaled $90.8 million and $68.7 million at December 31, 2023 and 2022, respectively and is included in accrued interest receivable and other assets in the accompany consolidated balance sheets.
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
Year-end non-accrual loans, segregated by class of loans, were as follows:

	December 31, 2023		December 31, 2022
	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$19,545	$5,391	$18,130	$8,514
Energy	11,500	7,398	15,224	7,139
Commercial real estate:
Buildings, land and other	22,420	4,983	3,552	1,991
Construction	—	—	—	—
Consumer real estate	7,442	5,160	927	927
Consumer and other	—	—	—	—
Total	$60,907	$22,932	$37,833	$18,571

The following tables present non-accrual loans as of December 31, 2023 and December 31, 2022 by class and year of origination.

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$—	$359	$1,635	$985	$1,257	$1,006	$9	$14,294	$19,545
Energy	5,875	—	—	56	1,321	—	4,102	146	11,500
Commercial real estate:
Buildings, land and other	20,099	—	150	—	1,451	720	—	—	22,420
Construction	—	—	—	—	—	—	—	—	—
Consumer real estate	—	—	—	38	2,281	483	1,600	3,040	7,442
Consumer and other	—	—	—	—	—	—	—	—	—
Total	$25,974	$359	$1,785	$1,079	$6,310	$2,209	$5,711	$17,480	$60,907

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$—	$1,252	$1,089	$3,242	$1,197	$191	$2,973	$8,186	$18,130
Energy	4,657	—	72	1,386	10	—	7,631	1,468	15,224
Commercial real estate:
Buildings, land and other	1,644	—	—	217	266	1,425	—	—	3,552
Construction	—	—	—	—	—	—	—	—	—
Consumer real estate	—	258	—	—	—	84	—	585	927
Consumer and other	—	—	—	—	—	—	—	—	—
Total	$6,301	$1,510	$1,161	$4,845	$1,473	$1,700	$10,604	$10,239	$37,833
In the tables above, loans reported as 2023 originations as of December 31, 2023 and loans reported as 2022 originations as of December 31, 2022 were, for the most part, first originated in various years prior to 2023 and 2022, respectively, but were renewed in the respective year. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $4.0 million in 2023, $1.7 million in 2022 and $1.8 million in 2021.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of December 31, 2023 is presented in the following table. Despite their past due status, PPP loans are fully guaranteed by the Small Business Administration (“SBA”).

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$27,551	$21,705	$49,256	$5,909,877	$5,959,133	$5,503
Energy	6,387	6,771	13,158	922,107	935,265	1,146
Paycheck Protection Program	61	1,954	2,015	7,506	9,521	1,954
Commercial real estate:
Buildings, land and other	20,224	1,610	21,834	7,280,086	7,301,920	92
Construction	4,878	3,498	8,376	1,672,348	1,680,724	3,498
Consumer real estate	12,504	7,716	20,220	2,440,506	2,460,726	2,589
Consumer and other	6,495	251	6,746	470,216	476,962	251
Total	$78,100	$43,505	$121,605	$18,702,646	$18,824,251	$15,033
Modifications to Borrowers Experiencing Financial Difficulty. From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination thereof, among other things. The period-end balance of loan modifications, segregated by type of modification, to borrowers experiencing financial difficulty during 2023 and 2022 are set forth in the table below, regardless of whether such modifications resulted in a new loan. There were no commitments to lend additional funds to these borrowers at December 31, 2023.

	Payment Delay	Percent of Total Class of Loans	Combination: Payment Delay and Term Extension	Percent of Total Class of Loans	Combination: Interest Rate Reduction and Term Extension	Percent of Total Class of Loans
December 31, 2023
Commercial and industrial	$—	—%	$13,813	0.2%	$—	—%
Commercial real estate:
Buildings, land, and other	—	—	19,438	0.3	2,092	—
	$—	—	$33,251	0.2	$2,092	—
December 31, 2022
Commercial real estate:
Buildings, land, and other	$1,051	—	$—	—	$—	—
	$1,051	—	$—	—	$—	—
During 2023, we modified the interest rate on one loan from a variable rate of prime plus a spread of 1.75% (10.25% as of the modification date) to a fixed rate of 6.74% in addition to extending the term of the loan. The financial effects of the other loan modifications made to borrowers experiencing financial difficulty during 2023 were not significant. The loan modifications reported in the table above did not significantly impact our determination of the allowance for credit losses on loans during 2023.

Information as of or for the years ended December 31, 2023, 2022, or 2021 related to loans modified (by type of modification) in the preceding twelve months, respectively, whereby the borrower was experiencing financial difficulty at the time of modification is set forth in the following table.

	Payment Delay	Combination: Payment Delay and Term Extension	Combination: Interest Rate Reduction and Term Extension
2023
Past due in excess of 90 days or on non-accrual status at period-end:
Commercial and industrial	$—	$13,813	$—
Commercial real estate:
Buildings, land, and other	—	19,438	—
	$—	$33,251	$—
2022
Past due in excess of 90 days or on non-accrual status at period-end:
Commercial real estate:
Buildings, land, and other	$1,051	$—	$—
	$1,051	$—	$—
Charge-offs during the period:
Commercial real estate:
Buildings, land, and other	$371	$352	$—
	$371	$352	$—
Proceeds from sales:
Commercial real estate:
Buildings, land, and other	$—	$1,070	$—
	$—	$1,070	$—
2021
Past due in excess of 90 days or on non-accrual status at period-end:
Commercial and industrial	$1,162	$—	$—
Energy	721	—	—
Commercial real estate:
Buildings, land, and other	306	1,556	—
	$2,189	$1,556	$—
Charge-offs during the period:
Energy	$4,278	$—	$—
	$4,278	$—	$—

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

The following tables present weighted-average risk grades for all commercial loans, by class and year of origination/renewal as of December 31, 2023 and 2022. PPP loans are excluded as such loans are fully guaranteed by the SBA.

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk grades 1-8	$1,489,026	$706,210	$450,806	$349,744	$172,656	$206,643	$2,083,490	$41,254	$5,499,829
Risk grade 9	57,625	42,618	12,258	4,952	1,641	10,383	70,142	5,625	205,244
Risk grade 10	63,205	2,222	1,307	911	4,005	581	35,977	1,046	109,254
Risk grade 11	9,450	16,837	25,932	7,854	2,530	1,153	58,134	3,371	125,261
Risk grade 12	—	359	1,635	950	1,257	1,006	1	11,894	17,102
Risk grade 13	—	—	—	35	—	—	8	2,400	2,443
	$1,619,306	$768,246	$491,938	$364,446	$182,089	$219,766	$2,247,752	$65,590	$5,959,133
W/A risk grade	6.53	7.05	7.26	5.87	6.01	6.04	6.50	8.48	6.60
Energy
Risk grades 1-8	$270,710	$54,185	$73,532	$3,673	$1,819	$4,047	$451,897	$9,886	$869,749
Risk grade 9	1,137	7,315	1,041	—	456	—	17,680	14	27,643
Risk grade 10	—	—	33	—	291	494	—	—	818
Risk grade 11	—	—	25	106	2,989	—	21,650	785	25,555
Risk grade 12	5,875	—	—	56	1,321	—	1,402	146	8,800
Risk grade 13	—	—	—	—	—	—	2,700	—	2,700
	$277,722	$61,500	$74,631	$3,835	$6,876	$4,541	$495,329	$10,831	$935,265
W/A risk grade	6.19	7.07	6.00	6.99	10.02	7.07	5.75	7.33	6.05
Commercial real estate:
Buildings, land, other
Risk grades 1-8	$1,601,175	$1,667,750	$1,186,559	$747,289	$503,303	$874,942	$214,874	$99,466	$6,895,358
Risk grade 9	12,173	68,007	28,870	13,250	16,272	23,214	11,143	541	173,470
Risk grade 10	7,671	29,278	17,364	34,672	747	3,153	3,716	—	96,601
Risk grade 11	4,105	20,589	20,119	16,363	793	51,739	—	363	114,071
Risk grade 12	17,449	—	150	—	1,451	720	—	—	19,770
Risk grade 13	2,650	—	—	—	—	—	—	—	2,650
	$1,645,223	$1,785,624	$1,253,062	$811,574	$522,566	$953,768	$229,733	$100,370	$7,301,920
W/A risk grade	7.23	7.18	7.29	7.22	6.90	7.16	7.49	6.77	7.20
Construction
Risk grades 1-8	$538,072	$537,705	$264,770	$28,063	$296	$1,613	$155,567	$—	$1,526,086
Risk grade 9	3,414	35,565	79,871	—	—	—	8,252	—	127,102
Risk grade 10	13,322	—	—	—	—	—	3,713	—	17,035
Risk grade 11	5,912	3,104	—	—	—	—	1,485	—	10,501
Risk grade 12	—	—	—	—	—	—	—	—	—
Risk grade 13	—	—	—	—	—	—	—	—	—
	$560,720	$576,374	$344,641	$28,063	$296	$1,613	$169,017	$—	$1,680,724
W/A risk grade	7.44	7.44	7.93	2.55	7.22	6.78	7.34	—	7.45
Total commercial real estate	$2,205,943	$2,361,998	$1,597,703	$839,637	$522,862	$955,381	$398,750	$100,370	$8,982,644
W/A risk grade	7.28	7.24	7.43	7.07	6.90	7.15	7.43	6.77	7.24

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk grades 1-8	$1,667,274	$618,756	$485,908	$226,835	$123,768	$192,791	$2,068,891	$51,694	$5,435,917
Risk grade 9	31,275	34,950	3,651	5,400	11,006	1,014	54,856	4,040	146,192
Risk grade 10	2,294	724	845	4,713	1,341	114	23,880	3,685	37,596
Risk grade 11	2,342	1,357	6,720	1,807	1,229	1,644	19,582	2,282	36,963
Risk grade 12	—	1,052	866	2,972	1,177	191	673	5,590	12,521
Risk grade 13	—	200	223	270	20	—	2,300	2,596	5,609
	$1,703,185	$657,039	$498,213	$241,997	$138,541	$195,754	$2,170,182	$69,887	$5,674,798
W/A risk grade	6.37	7.05	6.01	6.59	6.87	5.55	6.26	7.68	6.39
Energy
Risk grades 1-8	$338,050	$99,089	$4,917	$3,138	$2,020	$2,850	$393,957	$43,161	$887,182
Risk grade 9	1,561	1,611	166	562	748	—	6,434	30	11,112
Risk grade 10	—	—	—	428	214	—	—	—	642
Risk grade 11	7,956	162	157	3,145	86	63	—	—	11,569
Risk grade 12	3,995	—	72	1,386	10	—	4,571	806	10,840
Risk grade 13	662	—	—	—	—	—	3,060	662	4,384
	$352,224	$100,862	$5,312	$8,659	$3,078	$2,913	$408,022	$44,659	$925,729
W/A risk grade	6.09	5.65	7.65	9.64	8.02	6.59	5.18	5.69	5.67
Commercial real estate:
Buildings, land, other
Risk grades 1-8	$1,811,069	$1,484,811	$956,567	$708,942	$360,154	$800,944	$111,778	$105,763	$6,340,028
Risk grade 9	52,288	13,139	36,264	22,086	17,699	45,590	652	2,210	189,928
Risk grade 10	26,688	11,150	3,735	9,008	29,683	5,221	5,535	—	91,020
Risk grade 11	10,199	19,073	12,631	4,778	2,525	28,841	2,993	510	81,550
Risk grade 12	1,049	—	—	217	266	1,425	—	—	2,957
Risk grade 13	595	—	—	—	—	—	—	—	595
	$1,901,888	$1,528,173	$1,009,197	$745,031	$410,327	$882,021	$120,958	$108,483	$6,706,078
W/A risk grade	7.01	7.26	7.14	7.01	7.33	6.94	7.38	6.43	7.09
Construction
Risk grades 1-8	$640,948	$489,391	$128,788	$2,236	$486	$1,726	$163,293	$3,144	$1,430,012
Risk grade 9	12,865	2,100	2,100	—	—	—	17,887	—	34,952
Risk grade 10	859	72	—	—	—	—	—	—	931
Risk grade 11	11,352	—	—	—	—	—	—	—	11,352
Risk grade 12	—	—	—	—	—	—	—	—	—
Risk grade 13	—	—	—	—	—	—	—	—	—
	$666,024	$491,563	$130,888	$2,236	$486	$1,726	$181,180	$3,144	$1,477,247
W/A risk grade	7.29	7.03	6.43	7.04	6.00	6.76	7.23	5.03	7.12
Total commercial real estate	$2,567,912	$2,019,736	$1,140,085	$747,267	$410,813	$883,747	$302,138	$111,627	$8,183,325
W/A risk grade	7.08	7.20	7.06	7.01	7.33	6.94	7.29	6.39	7.10
At December 31, 2023 and 2022, the weighted-average risk grades for “pass grade” (risk grades 1-8) loans were 6.32 and 6.24, respectively, for commercial and industrial; 5.73 and 5.44, respectively, for energy; 7.03 and 6.94, respectively, for commercial real estate - buildings, land and other; and 7.27 and 7.04, respectively, for commercial real estate - construction. Furthermore, in the tables above, there are loans reported as 2023 originations as of December 31, 2023 and 2022 originations as of December 31, 2022 that have risk grades of 11 or higher. These loans were, for the most part, first originated in various years prior to 2023 and 2022, respectively, but were renewed in the respective year.

Information about the payment status of consumer loans, segregated by portfolio segment and year of origination, as of December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$874	$2,066	$1,318	$959	$537	$2,641	$3,570	$539	$12,504
Past due 90 or more days	—	512	626	38	—	887	2,566	3,087	7,716
Total past due	874	2,578	1,944	997	537	3,528	6,136	3,626	20,220
Current loans	579,505	432,719	281,820	170,225	58,744	134,319	775,465	7,709	2,440,506
Total	$580,379	$435,297	$283,764	$171,222	$59,281	$137,847	$781,601	$11,335	$2,460,726
Consumer and other:
Past due 30-89 days	$3,014	$488	$148	$66	$28	$40	$2,553	$158	$6,495
Past due 90 or more days	153	—	27	—	20	—	51	—	251
Total past due	3,167	488	175	66	48	40	2,604	158	6,746
Current loans	67,272	28,885	6,290	3,581	1,199	1,230	339,789	21,970	470,216
Total	$70,439	$29,373	$6,465	$3,647	$1,247	$1,270	$342,393	$22,128	$476,962

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$793	$1,125	$645	$936	$503	$2,087	$565	$1,202	$7,856
Past due 90 or more days	95	258	28	—	129	919	347	914	2,690
Total past due	888	1,383	673	936	632	3,006	912	2,116	10,546
Current loans	403,587	313,222	194,900	70,723	38,904	122,585	678,418	10,654	1,832,993
Total	$404,475	$314,605	$195,573	$71,659	$39,536	$125,591	$679,330	$12,770	$1,843,539
Consumer and other:
Past due 30-89 days	$2,673	$511	$128	$51	$4	$31	$314	$1,443	$5,155
Past due 90 or more days	77	2	—	13	—	—	25	194	311
Total past due	2,750	513	128	64	4	31	339	1,637	5,466
Current loans	59,886	20,887	6,475	2,897	1,271	1,632	372,117	22,095	487,260
Total	$62,636	$21,400	$6,603	$2,961	$1,275	$1,663	$372,456	$23,732	$492,726
Revolving loans that converted to term during 2023 and 2022 were as follows:

	2023	2022
Commercial and industrial	$28,713	$34,247
Energy	6,409	3,295
Commercial real estate:
Buildings, land and other	4,780	12,174
Construction	—	3,144
Consumer real estate	2,467	5,381
Consumer and other	7,482	9,200
Total	$49,851	$67,441
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading

Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 126.8 at December 31, 2023 and 130.4 at December 31, 2022. A lower TLI value implies less favorable economic conditions.
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
In calculating the allowance for credit losses, most loans are segmented into pools based upon similar characteristics and risk profiles. Common characteristics and risk profiles include the type/purpose of loan, underlying collateral, geographical similarity and historical/expected credit loss patterns. In developing these loan pools for the purposes of modeling expected credit losses, we also analyzed the degree of correlation in how loans within each portfolio respond when subjected to varying economic conditions and scenarios as well as other portfolio stress factors. For modeling purposes, our loan pools include (i) commercial and industrial non-revolving, (ii) commercial and industrial revolving, (iii) energy, (iv) commercial real estate - owner occupied, (v) commercial real estate - non-owner occupied, (vi) commercial real estate - construction/land development, (vii) consumer real estate and (viii) consumer and other. Prior to 2023, energy loans were included within the commercial and industrial loan pools. See discussion of the 2023 model updates below. We periodically reassess each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary.
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
During the first quarter of 2023, we recalibrated and updated all of our commercial loan models, with the exception of the models related to commercial real estate - non-owner-occupied loans, as well as our consumer real estate loan models. While the fundamental modeling methodologies remain unchanged, the updates included (i) separating the energy loan pool from the commercial and industrial pool as a result of differences in loss characteristics observed in recent history and (ii) changing the modeling approach related to loan renewals whereby each renewal is treated as a separate loan which impacted loan life assumptions. The overall approximate impact of the model updates during the first quarter was a $45.0 million decrease in modeled expected credit losses on loans though the impact of this decrease was largely offset with discretionary qualitative adjustments. The decrease in modeled expected credit losses on loans was largely driven by lower measurements for PD and LGD based on the historical data series (2008 through 2018) used for the recalibration. This period was one of relatively low losses and included higher levels of government stimulus. The lower PD and LGD measurements were also impacted by shorter loan life assumptions due to the aforementioned change in the modeling approach related to loan renewals.
The following table presents details of the allowance for credit losses on loans segregated by loan portfolio segment as of December 31, 2023 and 2022, calculated in accordance with the CECL methodology described above. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
December 31, 2023
Modeled expected credit losses	$50,959	$7,838	$15,443	$12,364	$5,969	$92,573
Q-Factor and other qualitative adjustments	20,612	7,276	112,505	433	4,071	144,897
Specific allocations	2,435	2,700	2,650	741	—	8,526
Total	$74,006	$17,814	$130,598	$13,538	$10,040	$245,996
December 31, 2022
Modeled expected credit losses	$61,918	$8,531	$27,013	$7,847	$4,983	$110,292
Q-Factor and other qualitative adjustments	36,237	5,148	61,572	157	2,034	105,148
Specific allocations	6,082	4,383	1,716	—	—	12,181
Total	$104,237	$18,062	$90,301	$8,004	$7,017	$227,621

The following table details activity in the allowance for credit losses on loans by portfolio segment for 2023, 2022 and 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
2023
Beginning balance	$104,237	$18,062	$90,301	$8,004	$7,017	$227,621
Credit loss expense (benefit)	(16,709)	(1,067)	40,889	6,736	23,012	52,861
Charge-offs	(18,315)	(518)	(955)	(2,883)	(31,260)	(53,931)
Recoveries	4,793	1,337	363	1,681	11,271	19,445
Net (charge-offs) recoveries	(13,522)	819	(592)	(1,202)	(19,989)	(34,486)
Ending balance	$74,006	$17,814	$130,598	$13,538	$10,040	$245,996
2022
Beginning balance	$72,091	$17,217	$144,936	$6,585	$7,837	$248,666
Credit loss expense (benefit)	34,479	(313)	(54,775)	1,813	13,517	(5,279)
Charge-offs	(6,575)	(371)	(702)	(912)	(24,388)	(32,948)
Recoveries	4,242	1,529	842	518	10,051	17,182
Net (charge-offs) recoveries	(2,333)	1,158	140	(394)	(14,337)	(15,766)
Ending balance	$104,237	$18,062	$90,301	$8,004	$7,017	$227,621
2021
Beginning balance	$73,843	$39,553	$134,892	$7,926	$6,963	$263,177
Credit loss expense (benefit)	(2,160)	(19,207)	8,101	(3,061)	10,230	(6,097)
Charge-offs	(5,513)	(5,331)	(399)	(829)	(18,614)	(30,686)
Recoveries	5,921	2,202	2,342	2,549	9,258	22,272
Net (charge-offs) recoveries	408	(3,129)	1,943	1,720	(9,356)	(8,414)
Ending balance	$72,091	$17,217	$144,936	$6,585	$7,837	$248,666
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

The following table presents year-to-date gross charge-offs by year of origination as of December 31, 2023.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$124	$1,704	$754	$157	$183	$38	$9,511	$5,844	$18,315
Energy	—	—	—	—	—	—	—	518	518
Commercial real estate:
Buildings, land and other	—	6	146	—	—	64	—	—	216
Construction	739	—	—	—	—	—	—	—	739
Consumer real estate	118	281	348	—	—	329	1,807	—	2,883
Consumer and other	23,321	4,546	74	13	1	29	2,766	510	31,260
Total	$24,302	$6,537	$1,322	$170	$184	$460	$14,084	$6,872	$53,931
In the table above, $23.1 million of the consumer and other loan charge-offs reported as 2023 originations and $4.2 million of the total reported as 2022 originations were related to deposit overdrafts.
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of December 31, 2023 and December 31, 2022.

	December 31, 2023		December 31, 2022
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial and industrial	$18,670	$2,435	$18,980	$6,082
Energy	11,353	2,700	15,058	4,383
Paycheck Protection Program	—	—	—	—
Commercial real estate:
Buildings, land and other	21,373	2,650	17,711	1,716
Construction	—	—	—	—
Consumer real estate	7,235	741	827	—
Consumer and other	—	—	—	—
Total	$58,631	$8,526	$52,576	$12,181
Note 4 - Premises and Equipment and Lease Commitments
Year-end premises and equipment were as follows:

	2023	2022
Land	$191,594	$170,938
Buildings	581,745	521,280
Technology, furniture and equipment	262,666	236,440
Leasehold improvements	230,642	209,398
Construction and projects in progress	36,910	39,506
Lease right-of-use assets	280,502	288,816
	1,584,059	1,466,378
Less accumulated depreciation and amortization	(394,026)	(363,683)
Total premises and equipment, net	$1,190,033	$1,102,695
Depreciation of premises and equipment totaled $60.6 million in 2023, $57.4 million 2022 and $55.1 million in 2021.
Lease Commitments. We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $50.5 million in 2023, $47.7 million in 2022 and $45.6 million in 2021.

The components of total lease expense in 2023 and 2022 were as follows:

	2023	2022
Amortization of lease right-of-use assets	$34,137	$33,285
Short-term lease expense	2,576	2,208
Non-lease components (including taxes, insurance, common maintenance, etc.)	13,811	12,172
Total	$50,524	$47,665
Right-of-use lease assets totaled $280.5 million and $288.8 million at December 31, 2023 and 2022, respectively, and are reported as a component of premises and equipment on our accompanying consolidated balance sheets. The related lease liabilities totaled $316.4 million and $321.9 million at December 31, 2023 and 2022, respectively, and are reported as a component of accrued interest payable and other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $32.1 million during 2023 and $32.9 million during 2022. The following table reconciles future undiscounted lease payments due under non-cancelable operating leases (those amounts subject to recognition) to the aggregate operating lessee lease liability as of December 31, 2023:

Future lease payments
2024	$34,712
2025	36,030
2026	35,891
2027	34,359
2028	32,319
Thereafter	218,152
Total undiscounted operating lease liability	391,463
Imputed interest	75,071
Total operating lease liability included in the accompanying balance sheet	$316,392
Weighted-average lease term in years	12.88
Weighted-average discount rate	3.32%
We lease certain buildings and branch facilities from various entities which are controlled by or affiliated with one of our directors. Payments related to these leases totaled $337 thousand in 2023, $327 thousand in 2022 and $322 thousand in 2021.
Note 5 - Deposits
Year-end deposits were as follows:

	2023	2022
Non-interest-bearing demand deposits	$14,926,094	$17,598,234
Interest-bearing deposits:
Savings and interest checking	10,512,637	12,333,675
Money market accounts	10,997,279	12,227,247
Time accounts	5,484,558	1,795,040
Total interest-bearing deposits	26,994,474	26,355,962
Total deposits	$41,920,568	$43,954,196
The following table presents additional information about our year-end deposits:

	2023	2022
Deposits from foreign sources (primarily Mexico)	$1,061,701	$1,048,943
Non-interest-bearing public funds deposits	675,016	788,040
Interest-bearing public funds deposits	630,455	758,761
Total deposits not covered by deposit insurance	22,393,786	23,839,797
Time deposits not covered by deposit insurance	2,339,716	430,128
Deposits from certain directors, executive officers and their affiliates	115,798	153,083

Scheduled maturities of time deposits at December 31, 2023 were as follows:

2024	$5,286,064
2025	28,829
2026	169,665
$5,484,558
Scheduled maturities of time deposits not covered by deposit insurance at December 31, 2023, were as follows:

Due within 3 months or less	$1,991,080
Due after 3 months and within 6 months	139,435
Due after 6 months and within 12 months	167,732
Due after 12 months	41,469
$2,339,716
Note 6 - Borrowed Funds
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $14.2 million and $51.7 million at December 31, 2023 and 2022. Securities sold under agreements to repurchase are secured short-term borrowings that typically mature overnight or within thirty to ninety days. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase totaled $4.1 billion and $4.7 billion at December 31, 2023 and 2022.
Subordinated Notes. In March 2017, we issued $100 million of 4.50% subordinated notes that mature on March 17, 2027. The notes, which qualify as Tier 2 capital for Cullen/Frost, bear interest at the rate of 4.50% per annum, payable semi-annually on each March 17 and September 17. The notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries. Unamortized debt issuance costs related to these notes, totaled approximately $509 thousand and $665 thousand December 31, 2023 and 2022. Proceeds from sale of the notes were used for general corporate purposes.
Junior Subordinated Deferrable Interest Debentures. At December 31, 2023 and 2022, we had $123.7 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II (“Trust II”), a wholly owned Delaware statutory business trust. Unamortized debt issuance costs related to Trust II totaled $585 thousand and $643 thousand at December 31, 2023 and 2022. In October 2021, we redeemed $13.4 million of junior subordinated deferrable interest debentures issued to WNB Capital Trust I (“WNB Trust”), a wholly owned Delaware statutory business trust acquired in connection with the acquisition of WNB Bancshares, Inc. (“WNB”) in 2014. Trust II is a variable interest entity for which we are not the primary beneficiary and, as such, its accounts are not included in our consolidated financial statements. This was also the case with WNB Trust prior to its dissolution in 2021. See Note 1 - Summary of Significant Accounting Policies for additional information about our consolidation policy. Details of our transactions with the capital trust are presented below.
Trust II was formed in 2004 for the purpose of issuing $120.0 million of floating rate (three-month term Secured Overnight Funding Rate “SOFR” plus a margin of approximately 1.81%) trust preferred securities, which represent beneficial interests in the assets of the trust. As of December 31, 2022, prior to the cessation of LIBOR in 2023, the trust preferred securities were indexed to three-month LIBOR plus a margin of 1.55%. The trust preferred securities will mature on March 1, 2034 and are currently redeemable with the approval of the Federal Reserve Board in whole or in part at our option. Distributions on the trust preferred securities are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. Trust II also issued $3.7 million of common equity securities to Cullen/Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $123.7 million of floating rate (three-month term SOFR plus a margin of approximately 1.81%, which was equal to 7.22% at December 31, 2023 and three-month LIBOR plus a margin of 1.55%, which was equal to 6.31%, at December 31, 2022) junior subordinated deferrable interest debentures issued by us, which have terms substantially similar to the trust preferred securities.

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
Although the accounts of Trust II are not included in our consolidated financial statements, the trust preferred securities issued by Trust II are included in the capital of Cullen/Frost for regulatory capital purposes. See Note 8 - Capital and Regulatory Matters.
Note 7 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies
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

	2023	2022
Commitments to extend credit	$12,195,073	$12,137,957
Standby letters of credit	438,635	383,851
Deferred standby letter of credit fees	2,912	2,236

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans in Note 3 - Loans as if such commitments were funded. This methodology was also impacted by the model updates during the first quarter of 2023 as described in Note 3 - Loans. The overall approximate impact of the model updates was a $19.0 million decrease in modeled expected credit losses for off-balance-sheet credit exposures, though the impact of this decrease was largely offset with discretionary qualitative adjustments.
The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures.

	2023	2022	2021
Beginning balance	$58,593	$50,314	$44,152
Credit loss expense (benefit)	(6,842)	8,279	6,162
Ending balance	$51,751	$58,593	$50,314
Credit Card Guarantees. We guarantee the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2023 and 2022, the guarantees totaled approximately $5.5 million and $8.0 million, of which amounts, $762 thousand and $897 thousand were fully collateralized.
Trust Accounts. We hold certain assets which are not included in our consolidated balance sheets including assets held in fiduciary or custodial capacity on behalf of our trust customers. The estimated fair value of trust assets was approximately $47.2 billion and $42.9 billion at December 31, 2023 and 2022, respectively. These assets are primarily composed of equity securities, fixed income securities, alternative investments and cash equivalents, among other things.
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

Cullen/Frost’s and Frost Bank’s Common Equity Tier 1 capital includes common stock and related paid-in capital, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1. We also elected to exclude the effects of credit loss accounting under CECL from Common Equity Tier 1 capital for a five-year transitional period subsequent to our adoption of ASC 326 in 2020, in accordance with rules prescribed by federal bank regulatory agencies. This CECL transitional adjustment totaled $30.8 million and $46.2 million at December 31, 2023 and 2022, respectively. Common Equity Tier 1 for both Cullen/Frost and Frost Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Frost Bank's Common Equity Tier 1 is also reduced by its equity investment in its financial subsidiary, Frost Insurance Agency (“FIA”).
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital at December 31, 2023 and 2022 included $145.5 million of 4.450% non-cumulative perpetual preferred stock, the details of which is are further discussed below. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at December 31, 2023 or 2022.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowance for credit losses on securities, loans and off-balance sheet exposures. Tier 2 capital for Cullen/Frost also includes trust preferred securities that were excluded from Tier 1 capital and qualified subordinated debt. Cullen/Frost's Tier 2 capital included $120.0 million of trust preferred securities at both December 31, 2023 and 2022. Cullen/Frost's Tier 2 Capital also included $60.0 million at December 31, 2023 and $80.0 million at December 31, 2022 related to the permissible portion of our aggregate $100 million of 4.50% subordinated notes. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
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

The following table presents actual and required capital ratios as of December 31, 2023 and December 31, 2022 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Required to be Considered Well Capitalized(1)
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
2023
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$4,036,945	13.25%	$2,132,516	7.00%	N/A	N/A
Frost Bank	4,057,111	13.33	2,129,784	7.00	$1,977,656	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,182,397	13.73	2,589,484	8.50	1,827,871	6.00
Frost Bank	4,057,111	13.33	2,586,166	8.50	2,434,038	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	4,625,760	15.18	3,198,774	10.50	3,046,452	10.00
Frost Bank	4,320,474	14.20	3,194,676	10.50	3,042,548	10.00
Leverage Ratio
Cullen/Frost	4,182,397	8.35	2,003,020	4.00	N/A	N/A
Frost Bank	4,057,111	8.10	2,003,152	4.00	2,503,940	5.00
2022
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$3,751,200	12.85%	$2,042,876	7.00%	N/A	N/A
Frost Bank	3,789,056	13.00	2,040,388	7.00	$1,894,646	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	3,896,652	13.35	2,480,635	8.50	1,751,036	6.00
Frost Bank	3,789,056	13.00	2,477,614	8.50	2,331,872	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	4,330,982	14.84	3,064,313	10.50	2,918,394	10.00
Frost Bank	4,023,386	13.80	3,060,583	10.50	2,914,841	10.00
Leverage Ratio
Cullen/Frost	3,896,652	7.29	2,136,680	4.00	N/A	N/A
Frost Bank	3,789,056	7.09	2,136,316	4.00	2,670,395	5.00
____________________
(1)“Well-capitalized” minimum Common Equity Tier 1 to Risk-Weighted Assets and Leverage Ratio are not formally defined under applicable banking regulations for bank holding companies.
As of December 31, 2023, capital levels for Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Based on the ratios presented above, capital levels as of December 31, 2023 for Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of December 31, 2023, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
Series B Preferred Stock. In November 2020, we issued 150,000 shares, or $150.0 million in aggregate liquidation preference, of our 4.450% Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 and liquidation preference $1,000 per share (“Series B Preferred Stock”). Each share of Series B Preferred Stock issued and outstanding is represented by 40 depositary shares, each representing a 1/40th ownership interest in a share of the Series B Preferred Stock (equivalent to a liquidation preference of $25 per share). Each holder of depositary shares will be entitled, in proportion to the applicable fraction of a share of Series B Preferred Stock represented by such depositary shares, to all rights and preferences of the Series B Preferred Stock represented thereby (including dividend, voting, redemption, and liquidation rights). Such rights must be exercised through the depositary. Dividends on the Series B Preferred Stock will be non-cumulative and, if declared, accrue and are payable quarterly, in arrears, at a rate of 4.450% per annum. The Series B Preferred Stock qualifies as Tier 1 capital for the purposes of the regulatory capital calculations. The net proceeds from the issuance and sale of the Series B Preferred Stock, after deducting $4.5 million of issuance costs including the underwriting discount and professional service fees, among other things, were approximately $145.5 million.
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
Purchases of Equity Securities. From time to time, our board of directors has authorized stock repurchase plans. On January 25, 2023, our board of directors authorized a $100.0 million stock repurchase plan (the “2023 Repurchase Plan”), allowing us to repurchase shares of our common stock over a one-year period expiring on January 25, 2024. The 2023 Repurchase Plan was publicly announced in our 2022 Form 10-K filed with the SEC on February 3, 2023. Shares repurchased under stock repurchase plans may be repurchased from time to time through a variety of methods, which may include open market purchases, in privately negotiated transactions, block trades, accelerated share repurchase transactions, and/or through other legally permissible means. The timing and amount of any share repurchases is determined by management at its discretion and based on market conditions and other considerations. Share repurchase plans may be suspended or discontinued at any time at our discretion and we are not obligated to purchase any amount of common stock. Stock repurchase plans allow us to proactively manage our capital position and provide management the ability to repurchase shares of our common stock opportunistically in instances where management believes the market price undervalues our company. Such plans also provide us with the ability to repurchase shares of common stock that can be used to satisfy obligations related to stock compensation awards in order to mitigate the dilutive effect of such awards. Under the 2023 Repurchase Plan, we repurchased 400,868 shares at a total cost of $39.0 million during 2023. During 2023, we also repurchased 35,897 shares at a total cost of $3.5 million in connection with the vesting of certain share awards. Repurchases made in connection with the vesting of share awards are not associated with any publicly announced stock repurchase plan.
No shares were repurchased under a publicly announced stock repurchase plan during 2022 or 2021. Shares repurchased in connection with the vesting of certain share awards totaled 31,351 at a total cost of $4.4 million in 2022 and 31,317 at a total cost of $3.9 million in 2021.
On January 24, 2024, our board of directors authorized a $150.0 million stock repurchase plan (the “2024 Repurchase Plan”), allowing us to repurchase shares of our common stock over a one-year period expiring on January 24, 2025. The 2024 Repurchase Plan was publicly announced in a current report on Form 8-K filed with the SEC on January 25, 2024.
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

Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2023, Frost Bank could pay aggregate dividends of up to $1.1 billion to Cullen/Frost without prior regulatory approval.
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
Insider Trading Policies and Procedures. Our board of directors has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, or by Cullen/Frost itself. These policies have been reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable New York Stock Exchange listing standards.
Note 9 - Earnings Per Common Share
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

	2023	2022	2021
Net Income	$597,973	$579,150	$443,079
Less: Preferred stock dividends	6,675	6,675	7,157
Net income available to common shareholders	591,298	572,475	435,922
Less: Earnings allocated to participating securities	6,283	5,210	3,881
Net earnings allocated to common stock	$585,015	$567,265	$432,041

Distributed earnings allocated to common stock	$229,749	$207,924	$187,202
Undistributed earnings allocated to common stock	355,266	359,341	244,839
Net earnings allocated to common stock	$585,015	$567,265	$432,041

Weighted-average shares outstanding for basic earnings per common share	64,204,239	64,156,870	63,612,658
Dilutive effect of stock compensation	200,594	363,648	489,462
Weighted-average shares outstanding for diluted earnings per common share	64,404,833	64,520,518	64,102,120
Note 10 - Employee Benefit Plans
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
We use a December 31 measurement date for our defined benefit plans. Combined activity in our defined benefit pension plans was as follows:

	2023	2022	2021
Change in plan assets:
Fair value of plan assets at beginning of year	$161,823	$197,747	$182,088
Actual return on plan assets	22,477	(26,108)	24,908
Employer contributions	1,105	1,114	1,236
Benefits paid	(10,794)	(10,930)	(10,485)
Fair value of plan assets at end of year	174,611	161,823	197,747
Change in benefit obligation:
Benefit obligation at beginning of year	143,944	185,925	197,593
Interest cost	6,983	4,017	3,341
Actuarial (gain) loss	2,239	(35,068)	(4,524)
Benefits paid	(10,794)	(10,930)	(10,485)
Benefit obligation at end of year	142,372	143,944	185,925
Funded status of the plan at end of year and accrued benefit (liability) recognized	$32,239	$17,879	$11,822
Accumulated benefit obligation at end of year	$142,372	$143,944	$185,925

Certain disaggregated information related to our defined benefit pension plans as of year-end was as follows:

	Retirement Plan		Restoration Plan
	2023	2022	2023	2022
Projected benefit obligation	$130,750	$131,648	$11,622	$12,296
Accumulated benefit obligation	130,750	131,648	11,622	12,296
Fair value of plan assets	174,611	161,823	—	—
Funded status of the plan at end of year and accrued benefit (liability) recognized	43,861	30,175	(11,622)	(12,296)
The components of the combined net periodic cost (benefit) for our defined benefit pension plans are presented in the table below.

	2023	2022	2021
Expected return on plan assets, net of expenses	$(10,959)	$(13,966)	$(12,839)
Interest cost on projected benefit obligation	6,983	4,017	3,341
Net amortization and deferral	3,479	2,964	6,116
Net periodic expense (benefit)	$(497)	$(6,985)	$(3,382)
Amounts related to our defined benefit pension plans recognized as a component of other comprehensive income were as follows:

	2023	2022	2021
Net actuarial gain (loss)	$12,757	$(2,041)	$22,709
Deferred tax (expense) benefit	(2,679)	429	(4,769)
Other comprehensive income (loss), net of tax	$10,078	$(1,612)	$17,940
Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net periodic benefit cost of our defined benefit pension plans are presented in the following table.

	2023	2022
Net actuarial loss	$(30,918)	$(43,675)
Deferred tax benefit	6,493	9,172
Amounts included in accumulated other comprehensive income/loss, net of tax	(24,425)	(34,503)
The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2001.

	2023	2022	2021
Benefit obligations:
Discount rate	4.95%	5.14%	2.79%
Net periodic benefit cost:
Discount rate	5.14%	2.79%	2.43%
Expected return on plan assets	7.00	7.25	7.25
Management uses an asset allocation optimization model to analyze the potential risks and rewards associated with various asset allocation strategies on a quarterly basis. As of December 31, 2023, management’s investment objective for our defined benefit plans is to achieve current income with growth through price appreciation. This strategy provides for a target asset allocation of approximately 31% invested in equity securities, approximately 63% invested in fixed income debt securities with any remainder invested in cash or short-term cash equivalents. The asset allocation optimization process provides portfolio allocations which best represent the potential risk associated with a given asset allocation over a full market cycle. This is used to help management determine an appropriate mix of assets in order to achieve the plan's long term investment goals. The plan assets are reviewed annually to determine if the obligations can be met with the current investment mix and funding strategy.

The major categories of assets in our Retirement Plan as of year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 “Fair Value Measurements and Disclosures,” utilized to measure fair value (see Note 16 - Fair Value Measurements). Our Restoration Plan is unfunded.

	2023	2022
Level 1:
Mutual funds and ETFs	$38,793	$154,391
U.S. Treasury	26,633	—
Common stock	13,001	—
Cash and cash equivalents	1,241	7,432
Level 2:
Corporate bonds and notes	58,669	—
U.S. government agency securities	7,041	—
States and political subdivisions	29,233	—
Total fair value of plan assets	$174,611	$161,823
Mutual funds and exchange traded funds (“ETFs”) include various equity, fixed-income and blended funds with varying investment strategies. Approximately 85% of mutual fund investments consist of equity investments as of December 31, 2023. The investment objective of equity funds and other equity investments is long-term capital appreciation with current income. The remaining mutual fund investments consist of U.S. fixed-income securities, including investment-grade U.S. Treasury securities, U.S. government agency securities and mortgage-backed securities, corporate bonds and notes and collateralized mortgage obligations. The investment objective of fixed-income funds and other fixed-income investments is to maximize investment return while preserving investment principal. Our investment strategies prohibit selling assets short and the use of derivatives. Additionally, our defined benefit plans do not directly invest in real estate, commodities, or private investments.
The asset allocation optimization model is used to estimate the expected long-term rate of return for a given asset allocation strategy. Expectations of returns for each asset class are based on comprehensive reviews of historical data and economic/financial market theory. During periods with volatile interest rates and equity security prices, the model may call for changes in the allocation of plan investments to achieve desired returns. Management assumed a long-term rate of return of 7.00% in the determination of the net periodic benefit cost for 2023. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by historical real returns, net of inflation, for the asset classes covered by the plan’s investment policy and projections of inflation over the long-term period during which benefits are payable to plan participants.
As of December 31, 2023, expected future benefit payments related to our defined benefit plans were as follows:

2024	$12,022
2025	11,966
2026	11,967
2027	11,874
2028	11,511
2029 through 2033	50,461
$109,801
We expect to contribute $1.1 million to the defined benefit plans during 2024.
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
All profit sharing contributions to the plan are made at our discretion and may be made without regard to current or accumulated profits. Contributions are generally allocated to eligible participants uniformly, based upon compensation, age and/or other factors. Plan participants self-direct the investment of allocated contributions by choosing from a menu of investment options. Profit sharing contributions are subject to withdrawal restrictions and participants vest in their allocated contributions after three years of service. Expense related to the plan, including both 401(k) and profit sharing contributions, totaled $32.3 million in 2023, $28.0 million in 2022 and $23.8 million in 2021.
We maintain a thrift incentive stock purchase plan and a separate non-qualified profit sharing plan to offer certain employees, whose participation in the 401(k) plan is limited, an alternative means of receiving comparable benefits. Expense related to these plans was not significant during 2023, 2022 and 2021.
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

A combined summary of activity in our active stock plans is presented in the table. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. The target award level for performance stock units granted in 2023, 2022 and 2021 was 66,471, 35,015 and 30,723, respectively. As of December 31, 2023, there were 205,090 shares remaining available for grant for future awards.

	Director Deferred Stock Units Outstanding		Non-Vested Restricted Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares/Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
January 1, 2020	52,860	$75.47	470,359	$86.24	201,257	$77.18	1,739,559	$66.11
Granted	5,940	117.90	95,258	130.36	46,086	121.46	—	—
Exercised/vested	(2,499)	92.03	(88,250)	98.90	(35,131)	92.27	(861,878)	63.14
Forfeited/expired	—	—	(28,030)	87.08	(9,752)	75.70	—	—
December 31, 2021	56,301	79.21	449,337	93.05	202,460	84.71	877,681	69.02
Granted	5,382	133.67	119,176	142.56	52,527	133.40	—	—
Exercised/vested	(16,022)	74.89	(97,154)	94.81	(25,180)	87.18	(261,454)	63.72
Forfeited/expired	—	—	(6,040)	93.28	(16,058)	87.18	—	—
December 31, 2022	45,661	87.15	465,319	105.36	213,749	96.20	616,227	71.27
Granted	8,503	103.47	217,561	85.39	99,710	74.71	—	—
Exercised/vested	—	—	(108,920)	94.00	(28,151)	85.74	(130,286)	71.37
Forfeited/expired	—	—	(7,154)	114.53	(18,254)	85.74	—	—
December 31, 2023	54,164	89.71	566,806	99.77	267,054	89.99	485,941	71.25
Options awarded to employees generally have a ten-year life and vest in equal annual installments over a four-year period. Non-vested restricted stock units awarded to employees generally have a three-year-cliff vesting period for awards granted in 2023, 2022 and 2021 and a four-year-cliff vesting period for awards granted prior to 2021. Director deferred stock units awarded to non-employee directors generally have immediate vesting. Upon retirement from our board of directors, non-employee directors will receive one share of our common stock for each director deferred stock unit held. Outstanding non-vested restricted stock units and director deferred stock units receive equivalent dividend payments as such dividends are declared on our common stock.
Performance stock units represent shares potentially issuable in the future. For performance stock units granted in 2023, 2022 and 2021, issuance is based upon the measure of our achievement of growth in adjusted net revenue, averaged over the three-year performance period, compared to the 2023, 2022 and 2021 base-year amounts, respectively. For performance stock units granted prior to 2021, issuance is based upon the measure of our achievement of relative return on assets over a three-year performance period compared to an identified peer group's achievement of relative return on assets over the same three-year performance period.
Performance stock units are eligible to receive equivalent dividend payments as such dividends are declared on our common stock during the performance period. Equivalent dividend payments are based upon the ultimate number of shares issued under each performance award and are deferred until such time that the units vest and shares are issued.
Other information regarding options outstanding and exercisable as of December 31, 2023 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$65.01	to	$70.00	270,031	$65.11	1.80	270,031	$65.11
75.01	to	80.00	215,910	78.92	0.82	215,910	78.92
	Total		485,941	71.25	1.37	485,941	71.25
	Total intrinsic value		$18,098			$18,098

Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	2023	2022	2021
New shares issued from available authorized shares	49,887	118,389	—
Shares issued from available treasury stock	217,470	281,421	987,758
Total	267,357	399,810	987,758

Proceeds from stock option exercises	$9,299	$16,659	$54,417
Intrinsic value of stock options exercised	3,614	19,616	43,904
Fair value of restricted/director deferred stock units vested	13,445	19,308	15,751
Stock-based Compensation Expense. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. For most stock option awards, the service period generally matches the vesting period. For stock options granted to certain executive officers and for non-vested restricted stock units granted to all participants, the service period does not extend past the date the participant reaches 65 years of age. Director deferred stock units granted to non-employee directors generally have immediate vesting and the related expense is fully recognized on the date of grant. For performance stock units, the service period generally matches the three-year performance period specified by the award, however, the service period does not extend past the date the participant reaches 65 years of age. Expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued.
Stock-based compensation expense and the related income tax benefit is presented in the following table. The service period for performance stock units granted each year begins on January 1 of the following year.

	2023	2022	2021
Non-vested restricted stock units	$16,734	$13,162	$9,977
Director deferred stock units	880	720	700
Performance stock units	6,976	4,440	2,076
Total	$24,590	$18,322	$12,753
Income tax benefit	$4,120	$2,969	$1,713
Unrecognized stock-based compensation expense and the weighted-average period over which the expense is expected to be recognized at December 31, 2023 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

	Unrecognized Expense	Weighted-Average Number of Years for Expense Recognition
Non-vested restricted stock units	$22,665	2.13
Performance stock units	9,784	2.25
Total	$32,449
Valuation of Stock-Based Compensation. For the purposes of recognizing stock-based compensation expense, the fair value of non-vested restricted stock units and director deferred stock units is generally the market price of the stock on the measurement date, which, for us, is the date of the award. The fair value of performance stock units is determined in a similar manner except that the market price of the stock on the measurement date is discounted by the present value of the dividends expected to be paid on our common stock during the service period of the award because dividend equivalent payments on performance stock units are deferred until such time that the units vest and shares are issued. In applying this discount to the market price of our stock on the measurement date, we assumed we would pay a flat quarterly dividend during the service period equal to our most recent dividend payment, which was $0.92, $0.87 and $0.75 in 2023, 2022 and 2021, respectively, discounted at a weighted-average risk-free rate of 5.01%, 4.45% and 0.77% in 2023, 2022 and 2021, respectively.

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
Note 11 - Other Non-Interest Income and Expense
Other non-interest income and expense totals are presented in the following table. Components of these totals exceeding 1% of the aggregate of total net interest income and total non-interest income for any of the years presented are stated separately.

	2023	2022	2021
Other non-interest income:
Other	$54,941	$45,217	$48,528
Total	$54,941	$45,217	$48,528
Other non-interest expense:
Professional services	$53,932	$40,908	$34,747
Advertising, promotions and public relations	48,608	39,994	34,539
Other	126,827	113,799	102,868
Total	$229,367	$194,701	$172,154
In the ordinary course of business, we transact with certain directors and/or their affiliates. Payments for services provided totaled $1.3 million in 2023, $545 thousand in 2022 and $257 thousand in 2021.
Note 12 - Income Taxes
Income tax expense was as follows:

	2023	2022	2021
Current income tax expense	$129,229	$94,595	$38,675
Deferred income tax expense (benefit)	(14,829)	(4,918)	7,784
Income tax expense, as reported	$114,400	$89,677	$46,459

Effective tax rate	16.1%	13.4%	9.5%
A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income before income taxes is presented in the following table.

	2023	2022	2021
Income tax expense computed at the statutory rate	$149,598	$140,454	$102,803
Effect of tax-exempt interest	(43,114)	(50,602)	(50,740)
Tax benefit on dividends paid in our 401k plan	(2,135)	(1,854)	(1,764)
Net tax benefit from stock-based compensation	(894)	(4,602)	(7,877)
Non-deductible FDIC premiums	5,263	3,277	2,629
Non-deductible compensation	2,591	2,250	1,773
Non-deductible meals and entertainment	1,692	683	625
Tax basis adjustment of premises and equipment	—	—	(1,026)
Other	1,399	71	36
Income tax expense, as reported	$114,400	$89,677	$46,459
There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.

Year-end deferred taxes are presented in the table below. Deferred taxes are based on the U.S. statutory federal income tax rate of 21%.

	2023	2022
Deferred tax assets:
Net unrealized loss on securities available for sale and transferred securities	$291,023	$349,237
Lease liabilities under operating leases	66,442	67,608
Allowance for credit losses	62,592	60,137
Bonus accrual	9,680	11,204
FDIC deposit insurance special assessment	9,468	—
Stock-based compensation	7,712	6,622
Net actuarial loss on defined benefit post-retirement benefit plans	6,493	9,172
Deferred loan and lease origination fees	4,129	3,675
Other	5,892	6,109
Total gross deferred tax assets	463,431	513,764
Deferred tax liabilities:
Right-of-use assets under operating leases	(58,905)	(60,651)
Premises and equipment	(42,640)	(45,647)
Intangible assets	(18,106)	(17,732)
Defined benefit post-retirement benefit plans	(13,073)	(12,730)
Other	(2,368)	(2,601)
Total gross deferred tax liabilities	(135,092)	(139,361)
Net deferred tax asset (liability)	$328,339	$374,403
No valuation allowance for deferred tax assets was recorded at December 31, 2023 and 2022 as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income. There were no unrecognized tax benefits during any of the reported periods.
We file income tax returns in the U.S. federal jurisdiction. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2020.
Note 13 - Other Comprehensive Income (Loss)
The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
2023
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$277,926	$58,364	$219,562
Change in net unrealized gain on securities transferred to held to maturity	(649)	(136)	(513)
Reclassification adjustment for net (gains) losses included in net income	(66)	(14)	(52)
Total securities available for sale and transferred securities	277,211	58,214	218,997
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	9,278	1,948	7,330
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	3,479	731	2,748
Total defined-benefit post-retirement benefit plans	12,757	2,679	10,078
Total other comprehensive income (loss)	$289,968	$60,893	$229,075

	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
2022
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(2,143,567)	$(450,149)	$(1,693,418)
Change in net unrealized gain on securities transferred to held to maturity	(737)	(155)	(582)
Total securities available for sale and transferred securities	(2,144,304)	(450,304)	(1,694,000)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(5,005)	(1,051)	(3,954)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	2,964	622	2,342
Total defined-benefit post-retirement benefit plans	(2,041)	(429)	(1,612)
Total other comprehensive income (loss)	$(2,146,345)	$(450,733)	$(1,695,612)

2021
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(231,355)	$(48,585)	$(182,770)
Change in net unrealized gain on securities transferred to held to maturity	(971)	(204)	(767)
Reclassification adjustment for net (gains) losses included in net income	(69)	(14)	(55)
Total securities available for sale and transferred securities	(232,395)	(48,803)	(183,592)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	16,593	3,485	13,108
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	6,116	1,284	4,832
Total defined-benefit post-retirement benefit plans	22,709	4,769	17,940
Total other comprehensive income (loss)	$(209,686)	$(44,034)	$(165,652)
Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance January 1, 2023	$(1,313,791)	$(34,503)	$(1,348,294)
Other comprehensive income (loss) before reclassification	219,049	7,330	226,379
Reclassification of amounts included in net income	(52)	2,748	2,696
Net other comprehensive income (loss) during period	218,997	10,078	229,075
Balance December 31, 2023	$(1,094,794)	$(24,425)	$(1,119,219)

Balance January 1, 2022	$380,209	$(32,891)	$347,318
Other comprehensive income (loss) before reclassification	(1,694,000)	(3,954)	(1,697,954)
Reclassification of amounts included in net income	—	2,342	2,342
Net other comprehensive income (loss) during period	(1,694,000)	(1,612)	(1,695,612)
Balance December 31, 2022	$(1,313,791)	$(34,503)	$(1,348,294)

Balance January 1, 2021	$563,801	$(50,831)	$512,970
Other comprehensive income (loss) before reclassification	(183,537)	13,108	(170,429)
Reclassification of amounts included in net income	(55)	4,832	4,777
Net other comprehensive income (loss) during period	(183,592)	17,940	(165,652)
Balance December 31, 2021	$380,209	$(32,891)	$347,318

Note 14 - Derivative Financial Instruments
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
The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2023 and 2022 are presented in the following table. The fair values of interest rate derivative contracts are estimated utilizing internal valuation methods with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan/lease interest rate swaps - assets	$—	$—	$1,614	$19
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps - assets	1,040,659	58,486	1,165,812	70,416
Loan/lease interest rate swaps - liabilities	617,266	(20,293)	78,798	(1,102)
Loan/lease interest rate caps - assets	275,000	11,747	246,442	15,256
Customer counterparties:
Loan/lease interest rate swaps - assets	617,266	20,482	53,570	1,102
Loan/lease interest rate swaps - liabilities	1,040,659	(58,485)	1,175,563	(79,175)
Loan/lease interest rate caps - liabilities	275,000	(11,747)	246,442	(15,256)

The weighted-average rates paid and received for interest rate swaps outstanding at December 31, 2023 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Non-hedging interest rate swaps - financial institution counterparties	4.72%	5.22%
Non-hedging interest rate swaps - customer counterparties	5.22	4.72
The weighted-average strike rate for outstanding interest rate caps was 3.69% at December 31, 2023.
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

		December 31, 2023		December 31, 2022
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil - assets	Barrels	5,601	$37,667	4,024	$27,082
Oil - liabilities	Barrels	4,581	(18,500)	6,068	(53,579)
Natural gas - assets	MMBTUs	17,363	11,822	16,539	6,220
Natural gas - liabilities	MMBTUs	6,462	(2,499)	15,682	(19,138)
Customer counterparties:
Oil - assets	Barrels	4,618	$18,722	6,068	$54,219
Oil - liabilities	Barrels	5,564	(36,877)	4,024	(26,551)
Natural gas - assets	MMBTUs	6,462	2,499	15,682	19,164
Natural gas - liabilities	MMBTUs	17,363	(11,571)	16,539	(6,124)

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

		December 31, 2023		December 31, 2022
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward/option contracts - assets	EUR	—	$—	875	$1
Forward/option contracts - assets	CAD	250	1	—	—
Forward/option contracts - liabilities	EUR	3,000	(14)	875	(10)
Forward contracts - liabilities	CAD	250	(5)	—	—
Customer counterparties:
Forward/option contracts - assets	EUR	3,000	16	875	10
Forward/option contracts - assets	CAD	250	5	—	—
Forward contracts - liabilities	EUR	—	—	875	(1)
Forward contracts - liabilities	CAD	250	—	—	—
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
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2023	2022	2021
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$16	$(7)	$(91)
Amount of (gain) loss included in other non-interest expense	—	6	10
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

	2023	2022	2021
Non-hedging interest rate derivatives:
Other non-interest income	$6,982	$1,742	$4,285
Other non-interest expense	—	—	(1)
Non-hedging commodity derivatives:
Other non-interest income	1,889	2,297	4,052
Non-hedging foreign currency derivatives:
Other non-interest income	30	63	39

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
Our credit exposure relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with bank customers was approximately $21.4 million at December 31, 2023. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate swaps, commodity swaps/options and foreign currency forward contracts with upstream financial institution counterparties was approximately $2.5 million at December 31, 2023. This amount was primarily related to a shortfall of collateral we have received from counterparties. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary. See Note 15 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties. At December 31, 2023, we had $8.6 million in cash collateral related to derivative contracts on deposit with other financial institution counterparties.
Note 15 - Balance Sheet Offsetting and Repurchase Agreements
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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2023 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2023
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$70,233	$—	$70,233
Commodity swaps and options	49,489	—	49,489
Foreign currency forward/option contracts	1	—	1
Total derivatives	119,723	—	119,723
Resell agreements	84,650	—	84,650
Total	$204,373	$—	$204,373
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$20,293	$—	$20,293
Commodity swaps and options	20,999	—	20,999
Foreign currency forward/option contracts	19	—	19
Total derivatives	41,311	—	41,311
Repurchase agreements	4,127,188	—	4,127,188
Total	$4,168,499	$—	$4,168,499

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2023
Financial assets:
Derivatives:
Counterparty H	$36,551	$(8,870)	$(27,170)	$511
Counterparty F	31,202	(7,444)	(22,954)	804
Counterparty B	23,829	(5,151)	(18,472)	206
Counterparty E	13,271	(4,548)	(8,723)	—
Other counterparties	14,870	(6,418)	(7,520)	932
Total derivatives	119,723	(32,431)	(84,839)	2,453
Resell agreements	84,650	—	(84,650)	—
Total	$204,373	$(32,431)	$(169,489)	$2,453
Financial liabilities:
Derivatives:
Counterparty H	$8,870	$(8,870)	$—	$—
Counterparty F	7,444	(7,444)	—	—
Counterparty B	5,151	(5,151)	—	—
Counterparty E	4,548	(4,548)	—	—
Other counterparties	15,298	(6,418)	(8,580)	300
Total derivatives	41,311	(32,431)	(8,580)	300
Repurchase agreements	4,127,188	—	(4,127,188)	—
Total	$4,168,499	$(32,431)	$(4,135,768)	$300
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2022 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2022
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$85,691	$—	$85,691
Commodity swaps and options	33,302	—	33,302
Foreign currency forward/option contracts	1	—	1
Total derivatives	118,994	—	118,994
Resell agreements	87,150	—	87,150
Total	$206,144	$—	$206,144
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$1,102	$—	$1,102
Commodity swaps and options	72,717	—	72,717
Foreign currency forward contracts	10	—	10
Total derivatives	73,829	—	73,829
Repurchase agreements	4,660,641	—	4,660,641
Total	$4,734,470	$—	$4,734,470

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2022
Financial assets:
Derivatives:
Counterparty H	$27,031	$(20,564)	$(6,467)	$—
Counterparty F	17,297	(17,297)	—	—
Counterparty B	39,370	(24,500)	(14,870)	—
Counterparty E	14,430	(47)	(14,131)	252
Other counterparties	20,866	(120)	(20,500)	246
Total derivatives	118,994	(62,528)	(55,968)	498
Resell agreements	87,150	—	(87,150)	—
Total	$206,144	$(62,528)	$(143,118)	$498
Financial liabilities:
Derivatives:
Counterparty H	$20,564	$(20,564)	$—	$—
Counterparty F	27,747	(17,297)	(8,479)	1,971
Counterparty B	24,500	(24,500)	—	—
Counterparty E	47	(47)	—	—
Other counterparties	971	(120)	(851)	—
Total derivatives	73,829	(62,528)	(9,330)	1,971
Repurchase agreements	4,660,641	—	(4,660,641)	—
Total	$4,734,470	$(62,528)	$(4,669,971)	$1,971
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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of December 31, 2023 and December 31, 2022 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2023
Repurchase agreements:
U.S. Treasury	$3,300,662	$—	$—	$—	$3,300,662
Residential mortgage-backed securities	826,526	—	—	—	826,526
Total borrowings	$4,127,188	$—	$—	$—	$4,127,188
Gross amount of recognized liabilities for repurchase agreements					$4,127,188
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2022
Repurchase agreements:
U.S. Treasury	$3,735,061	$—	$—	$—	$3,735,061
Residential mortgage-backed securities	925,580	—	—	—	925,580
Total borrowings	$4,660,641	$—	$—	$—	$4,660,641
Gross amount of recognized liabilities for repurchase agreements					$4,660,641
Amounts related to agreements not included in offsetting disclosures above					$—

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
The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2023
Securities available for sale:
U.S. Treasury	$4,927,589	$—	$—	$4,927,589
Residential mortgage-backed securities	—	6,596,682	—	6,596,682
States and political subdivisions	—	5,011,331	—	5,011,331
Other	—	42,769	—	42,769
Trading account securities:
U.S. Treasury	30,265	—	—	30,265
States and political subdivisions	—	1,452	—	1,452
Derivative assets:
Interest rate swaps, caps and floors	—	90,715	—	90,715
Commodity swaps and options	—	70,710	—	70,710
Foreign currency forward/option contracts	22	—	—	22
Derivative liabilities:
Interest rate swaps, caps and floors	—	90,525	—	90,525
Commodity swaps and options	—	69,447	—	69,447
Foreign currency forward/option contracts	19	—	—	19

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2022
Securities available for sale:
U.S. Treasury	$5,051,587	$—	$—	$5,051,587
Residential mortgage-backed securities	—	6,376,236	—	6,376,236
States and political subdivisions	—	6,773,355	—	6,773,355
Other	—	42,427	—	42,427
Trading account securities:
U.S. Treasury	25,879	—	—	25,879
States and political subdivisions	—	2,166	—	2,166
Derivative assets:
Interest rate swaps, caps and floors	—	86,793	—	86,793
Commodity swaps and options	—	106,685	—	106,685
Foreign currency forward contracts	11	—	—	11
Derivative liabilities:
Interest rate swaps, caps and floors	—	95,533	—	95,533
Commodity swaps and options	—	105,392	—	105,392
Foreign currency forward contracts	11	—	—	11
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
The following table presents collateral dependent loans that were remeasured and reported at fair value through a specific allocation of the allowance for credit losses on loans based upon the fair value of the underlying collateral:

	2023	2022	2021
Level 2
Carrying value before allocations	$19,719	$6,237	$1,333
Specific (allocations) reversals of prior allocations	(3,391)	(1,480)	214
Fair value	$16,328	$4,757	$1,547
Level 3
Carrying value before allocations	$15,465	$8,156	$16,074
Specific (allocations) reversals of prior allocations	(2,344)	625	(5,178)
Fair value	$13,121	$8,781	$10,896
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
The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	December 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$8,687,276	$8,687,276	$12,028,132	$12,028,132
Securities held to maturity	3,619,428	3,532,044	2,639,083	2,467,865
Accrued interest receivable	251,385	251,385	243,682	243,682
Level 3 inputs:
Loans, net	18,578,255	18,117,369	16,927,348	16,343,417
Financial liabilities:
Level 2 inputs:
Deposits	41,920,568	41,903,580	43,954,196	43,920,741
Federal funds purchased	14,200	14,200	51,650	51,650
Repurchase agreements	4,127,188	4,127,188	4,660,641	4,660,641
Junior subordinated deferrable interest debentures	123,127	123,712	123,069	123,712
Subordinated notes	99,491	96,071	99,335	97,014
Accrued interest payable	61,222	61,222	18,444	18,444
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
Financial results by operating segment are detailed below. Certain prior period amounts have been reclassified to conform to the current presentation. Frost Wealth Advisors excludes off-balance-sheet managed and custody assets with a total fair value of $47.2 billion, $42.9 billion and $43.3 billion at December 31, 2023, 2022 and 2021.

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2023
Net interest income (expense)	$1,562,441	$7,620	$(11,397)	$1,558,664
Credit loss expense	46,171	—	—	46,171
Non-interest income	251,319	178,906	(1,683)	428,542
Non-interest expense	1,077,824	144,478	6,360	1,228,662
Income (loss) before income taxes	689,765	42,048	(19,440)	712,373
Income tax expense (benefit)	111,145	8,830	(5,575)	114,400
Net income (loss)	578,620	33,218	(13,865)	597,973
Preferred stock dividends	—	—	6,675	6,675
Net income (loss) available to common shareholders	$578,620	$33,218	$(20,540)	$591,298
Revenues from (expenses to) external customers	$1,813,760	$186,526	$(13,080)	$1,987,206
Average assets (in millions)	$49,536	$59	$9	$49,604

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2022
Net interest income (expense)	$1,295,467	$4,645	$(8,829)	$1,291,283
Credit loss expense	3,000	—	—	3,000
Non-interest income	230,876	175,874	(1,932)	404,818
Non-interest expense	886,421	132,009	5,844	1,024,274
Income (loss) before income taxes	636,922	48,510	(16,605)	668,827
Income tax expense (benefit)	85,127	10,187	(5,637)	89,677
Net income (loss)	551,795	38,323	(10,968)	579,150
Preferred stock dividends	—	—	6,675	6,675
Net income (loss) available to common shareholders	$551,795	$38,323	$(17,643)	$572,475
Revenues from (expenses to) external customers	$1,526,343	$180,519	$(10,761)	$1,696,101
Average assets (in millions)	$51,448	$57	$8	$51,513
2021
Net interest income (expense)	$989,870	$2,138	$(7,141)	$984,867
Credit loss expense	54	9	—	63
Non-interest income	220,662	167,442	(1,376)	386,728
Non-interest expense	753,719	122,972	5,303	881,994
Income (loss) before income taxes	456,759	46,599	(13,820)	489,538
Income tax expense (benefit)	41,483	9,786	(4,810)	46,459
Net income (loss)	415,276	36,813	(9,010)	443,079
Preferred stock dividends	—	—	7,157	7,157
Net income (loss) available to common shareholders	$415,276	$36,813	$(16,167)	$435,922
Revenues from (expenses to) external customers	$1,210,532	$169,580	$(8,517)	$1,371,595
Average assets (in millions)	$45,903	$70	$10	$45,983
Note 18 - Condensed Financial Statements of Parent Company
Condensed financial statements pertaining only to Cullen/Frost Bankers, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.
Condensed Balance Sheets

	December 31,
	2023	2022
Assets:
Cash	$350,525	$311,944
Total cash and cash equivalents	350,525	311,944
Investment in subsidiaries	3,625,951	3,065,114
Accrued interest receivable and other assets	1,233	1,142
Total assets	$3,977,709	$3,378,200
Liabilities:
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	$123,127	$123,069
Subordinated notes, net of unamortized issuance costs	99,491	99,335
Accrued interest payable and other liabilities	38,644	18,568
Total liabilities	261,262	240,972
Shareholders’ Equity	3,716,447	3,137,228
Total liabilities and shareholders’ equity	$3,977,709	$3,378,200

Condensed Statements of Income

	Year Ended December 31,
	2023	2022	2021
Income:
Dividend income paid by Frost Bank	$279,679	$51,711	$219,386
Dividend income paid by non-banks	255	109	473
Interest and other income	1,929	—	101
Total income	281,863	51,820	219,960
Expenses:
Interest expense	13,304	8,829	7,141
Salaries and employee benefits	1,668	1,605	1,499
Other	6,653	6,316	5,867
Total expenses	21,625	16,750	14,507
Income before income taxes and equity in undistributed earnings of subsidiaries	260,238	35,070	205,453
Income tax benefit	5,974	5,641	4,899
Equity in undistributed earnings of subsidiaries	331,761	538,439	232,727
Net income	597,973	579,150	443,079
Preferred stock dividends	6,675	6,675	7,157
Net income available to common shareholders	$591,298	$572,475	$435,922
Condensed Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
Operating Activities:
Net income	$597,973	$579,150	$443,079
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(331,761)	(538,439)	(232,727)
Stock-based compensation	880	720	700
Net tax benefit from stock-based compensation	331	472	278
Net change in other assets and other liabilities	19,867	(15,249)	23,890
Net cash from operating activities	287,290	26,654	235,220
Investing Activities:
Redemption of investment in non-bank subsidiary	—	—	406
Net cash from investing activities	—	—	406
Financing Activities:
Principal payments on long-term borrowings	—	—	(13,403)
Proceeds from stock option exercises	9,299	16,659	54,417
Proceeds from stock-based compensation activities of subsidiaries	23,710	17,602	12,053
Purchase of treasury stock	(42,720)	(4,391)	(3,864)
Treasury stock issued to 401(k) stock purchase plan	—	—	1,749
Cash dividends paid on preferred stock	(6,675)	(6,675)	(7,157)
Cash dividends paid on common stock	(232,323)	(209,780)	(188,786)
Net cash from financing activities	(248,709)	(186,585)	(144,991)
Net change in cash and cash equivalents	38,581	(159,931)	90,635
Cash and cash equivalents at beginning of year	311,944	471,875	381,240
Cash and cash equivalents at end of year	$350,525	$311,944	$471,875

Note 19 - Accounting Standards Updates
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
ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method.” Under prior guidance, entities can apply the last-of-layer hedging method to hedge the exposure of a closed portfolio of prepayable financial assets to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 expands the last-of-layer method, which permits only one hedge layer, to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. ASU 2022-01 also (i) expands the scope of the portfolio layer method to include non-prepayable financial assets, (ii) specifies eligible hedging instruments in a single-layer hedge, (iii) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method and (iv) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. ASU 2022-01 became effective for us on January 1, 2023. The adoption of ASU 2022-01 did not have a significant impact on our financial statements.
ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 3126-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 became effective for us on January 1, 2023. The adoption of ASU 2022-02 did not have a significant impact on our financial statements.
ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain new disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 will be effective for us on January 1, 2024. The adoption of ASU 2022-03 is not expected to have a significant impact on our financial statements.
ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” ASU 2023-01 requires entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 also provides certain practical expedients applicable to private companies and not-for-profit organizations. ASU 2023-01 will be effective for us on January 1, 2024 and its adoption is not expected to have a significant effect on our financial statements.

ASU No. 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” ASU 2023-02 is intended to improve the accounting and disclosures for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. ASU 2023-02 will be effective for us on January 1, 2024 and its adoption is not expected to have a significant effect on our financial statements.
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
ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is not expected to have a significant impact on our financial statements.
ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for us on January 1, 2025, though early adoption is permitted. ASU 2023-09 is not expected to have a significant impact on our financial statements.

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
As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 framework”). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2023, based on those criteria.
Ernst & Young LLP, San Antonio, Texas, (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cullen/Frost Bankers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Cullen/Frost Bankers, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cullen/Frost Bankers, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 6, 2024 expressed an unqualified opinion thereon.

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
February 6, 2024
ITEM 9B. OTHER INFORMATION
None
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Cullen/Frost Bankers, Inc.		10-Q	001-13221	3.1	7/26/2006
3.2	Amended and Restated Bylaws of Cullen/Frost Bankers, Inc.		8-K	001-13221	3.1	7/31/2020
3.3	Certificate of Designations of 4.450% Non-Cumulative Perpetual Perpetual Preferred Stock, Series B		8-A	001-13221	3.3	11/19/2020
4.1	Description of Registrant's Securities		10-K	001-13221	4.1	2/3/2023
4.2P(1)	Instruments Defining the Rights of Holders of Long-Term Debt
10.1(2)	Cullen/Frost Bankers, Inc. Restoration Plan		10-K	001-13221	10.1	2/6/2019
10.2(2)	Amendment No. 1 to the Cullen/Frost Bankers, Inc. Restoration Plan		10-K	001-13221	10.2	2/6/2019
10.3(2)	Thrift Incentive Stock Purchase Plan for Certain Employees of Cullen/Frost Bankers, Inc.		10-K	001-13221	10.3	2/6/2019
10.4(2)	Cullen/Frost Restoration Profit Sharing Plan		10-K	001-13221	10.7	2/6/2019
10.5(2)	Amendment No. 1 to the Cullen/Frost Restoration Profit Sharing Plan		10-K	001-13221	10.8	2/6/2019
10.6(2)	2005 Omnibus Incentive Plan		DEF 14A	001-13221	Annex A	3/20/2013
10.7(2)	2007 Outside Director Incentive Plan		S-8	333-143397	4.4	5/31/2007
10.8(2)	2015 Omnibus Incentive Plan		DEF 14A	001-13221	Annex A	3/23/2015
10.9(2)	Amendment to the 2015 Omnibus Incentive Plan		10-K	001-13221	10.12	2/3/2017
10.10(2)	Form of Non-Qualified Stock Option Award Agreement - 2005 Plan		10-Q	001-13221	10.1	7/28/2022
10.11(2)	Form of Non-Qualified Stock Option Award Agreement - 2015 Plan		10-Q	001-13221	10.2	7/28/2022
10.12(2)	Form of Restricted Stock Unit Award Agreement - 4 Year Award		10-Q	001-13221	10.3	7/28/2022
10.13(2)	Form of Restricted Stock Unit Award Agreement - 3 Year Award		10-Q	001-13221	10.4	7/28/2022
10.14(2)	Form of Performance Stock Unit Award Agreement - 2020		10-Q	001-13221	10.6	7/28/2022
10.15(2)	Form of Performance Stock Unit Award Agreement - 2021		10-Q	001-13221	10.7	7/28/2022
10.16(2)	Form of Performance Stock Unit Award Agreement - 2022		10-K	001-13221	10.17	2/3/2023
10.17(2)	Form of Performance Stock Unit Award Agreement - 2023	X
10.18(2)	Form of Deferred Stock Unit Award Agreement with Outside Directors		10-Q	001-13221	10.8	7/28/2022
10.19(2)	Executive Change-in-Control Severance Plan		10-Q	001-13221	10.1	10/28/2021
19.1	Cullen/Frost Bankers, Inc. Insider Trading Policy	X
21.1	Subsidiaries of Cullen/Frost Bankers, Inc.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney	X
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	X
32.1(3)	Section 1350 Certification of the Chief Executive Officer	X
32.2(3)	Section 1350 Certification of the Chief Financial Officer	X
97.1	Clawback Policy	X
101.INS(4)	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104(5)	Cover Page Interactive Data File
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

Date:	February 6, 2024	CULLEN/FROST BANKERS, INC.
(Registrant)

		By:	/s/ JERRY SALINAS
Jerry Salinas Group Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILLIP D. GREEN*	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 6, 2024
Phillip D. Green

/s/ JERRY SALINAS	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 6, 2024
Jerry Salinas

/s/ CARLOS ALVAREZ*	Director	February 6, 2024
Carlos Alvarez

/s/ HOPE ANDRADE*	Director	February 6, 2024
Hope Andrade

/s/ CHRIS M. AVERY*	Director	February 6, 2024
Chris M. Avery

/s/ ANTHONY R. CHASE*	Director	February 6, 2024
Anthony R. Chase

/s/ CYNTHIA J. COMPARIN*	Director	February 6, 2024
Cynthia J. Comparin

/s/ SAMUEL G. DAWSON*	Director	February 6, 2024
Samuel G. Dawson

/s/ CRAWFORD H. EDWARDS*	Director	February 6, 2024
Crawford H. Edwards

/s/ PATRICK B. FROST*	Director	February 6, 2024
Patrick B. Frost

/s/ DAVID J. HAEMISEGGER*	Director	February 6, 2024
David J. Haemisegger

/s/ CHARLES W. MATTHEWS*	Director	February 6, 2024
Charles W. Matthews

/s/ JOSEPH A. PIERCE*	Director	February 6, 2024
Joseph A. Pierce

/s/ LINDA B. RUTHERFORD*	Director	February 6, 2024
Linda B. Rutherford

/s/ JACK WILLOME*	Director	February 6, 2024
Jack Willome

*By: /s/ JERRY SALINAS	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 6, 2024
Jerry Salinas As attorney-in-fact for the persons indicated