Form 10-Q
period 2024-03-31
CULLEN/FROST BANKERS, INC.
filed 2024-04-25
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2024
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 18, 2024, there were 64,254,270 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
March 31, 2024

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2024	December 31, 2023
Assets:
Cash and due from banks	$511,173	$617,569
Interest-bearing deposits	7,868,694	7,985,057
Resell agreements	84,650	84,650
Total cash and cash equivalents	8,464,517	8,687,276
Securities held to maturity, net of allowance for credit losses of $310 at both March 31, 2024 and December 31, 2023	3,600,729	3,619,428
Securities available for sale, at estimated fair value	15,181,583	16,578,371
Trading account securities	39,645	31,717
Loans, net of unearned discounts	19,388,206	18,824,251
Less: Allowance for credit losses on loans	(250,297)	(245,996)
Net loans	19,137,909	18,578,255
Premises and equipment, net	1,210,897	1,190,033
Accrued interest receivable and other assets	1,870,144	2,159,958
Total assets	$49,505,424	$50,845,038

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$13,754,985	$14,926,094
Interest-bearing deposits	27,051,501	26,994,474
Total deposits	40,806,486	41,920,568
Federal funds purchased	41,200	14,200
Repurchase agreements	3,943,207	4,127,188
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	123,141	123,127
Subordinated notes, net of unamortized issuance costs	99,530	99,491
Accrued interest payable and other liabilities	853,680	844,017
Total liabilities	45,867,244	47,128,591

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 150,000 Series B shares ($1,000 liquidation preference) issued at March 31, 2024 and December 31, 2023	145,452	145,452
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,404,582 shares issued at both March 31, 2024 and December 31, 2023	644	644
Additional paid-in capital	1,059,547	1,055,809
Retained earnings	3,726,559	3,657,688
Accumulated other comprehensive income (loss), net of tax	(1,276,283)	(1,119,219)
Treasury stock, at cost; 153,312 shares at March 31, 2024 and 219,295 at December 31, 2023	(17,739)	(23,927)
Total shareholders’ equity	3,638,180	3,716,447
Total liabilities and shareholders’ equity	$49,505,424	$50,845,038
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Interest income:
Loans, including fees	$330,540	$269,715
Securities:
Taxable	98,062	97,775
Tax-exempt	55,259	66,634
Interest-bearing deposits	100,361	99,245
Federal funds sold	80	758
Resell agreements	1,198	1,068
Total interest income	585,500	535,195
Interest expense:
Deposits	155,634	97,989
Federal funds purchased	444	583
Repurchase agreements	35,948	33,651
Junior subordinated deferrable interest debentures	2,259	1,988
Subordinated notes	1,164	1,164
Total interest expense	195,449	135,375
Net interest income	390,051	399,820
Credit loss expense	13,650	9,104
Net interest income after credit loss expense	376,401	390,716
Non-interest income:
Trust and investment management fees	39,085	36,144
Service charges on deposit accounts	24,795	21,879
Insurance commissions and fees	18,296	18,952
Interchange and card transaction fees	4,474	4,889
Other charges, commissions, and fees	12,060	11,704
Net gain (loss) on securities transactions	—	21
Other	12,667	11,676
Total non-interest income	111,377	105,265
Non-interest expense:
Salaries and wages	148,000	130,345
Employee benefits	35,970	33,922
Net occupancy	31,778	30,349
Technology, furniture, and equipment	34,995	32,481
Deposit insurance	14,724	6,245
Other	60,750	51,800
Total non-interest expense	326,217	285,142
Income before income taxes	161,561	210,839
Income taxes	25,871	33,186
Net income	135,690	177,653
Preferred stock dividends	1,669	1,669
Net income available to common shareholders	$134,021	$175,984

Earnings per common share:
Basic	$2.06	$2.71
Diluted	2.06	2.70
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$135,690	$177,653
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	(199,075)	260,269
Change in net unrealized gain on securities transferred to held to maturity	(159)	(160)
Reclassification adjustment for net (gains) losses included in net income	—	(21)
Total securities available for sale and transferred securities	(199,234)	260,088
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	418	870
Total defined-benefit post-retirement benefit plans	418	870
Other comprehensive income (loss), before tax	(198,816)	260,958
Deferred tax expense (benefit)	(41,752)	54,802
Other comprehensive income (loss), net of tax	(157,064)	206,156
Comprehensive income (loss)	$(21,374)	$383,809
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Three months ended:
March 31, 2024
Balance at beginning of period	$145,452	$644	$1,055,809	$3,657,688	$(1,119,219)	$(23,927)	$3,716,447
Net income	—	—	—	135,690	—	—	135,690
Other comprehensive income (loss), net of tax	—	—	—	—	(157,064)	—	(157,064)
Stock option exercises/stock unit conversions (84,176 shares)	—	—	—	(5,346)	—	8,261	2,915
Stock-based compensation expense recognized in earnings	—	—	3,738	—	—	—	3,738
Purchase of treasury stock (18,193 shares)	—	—	—	—	—	(2,073)	(2,073)
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,669)	—	—	(1,669)
Cash dividends – common stock ($0.92 per share)	—	—	—	(59,804)	—	—	(59,804)
Balance at end of period	$145,452	$644	$1,059,547	$3,726,559	$(1,276,283)	$(17,739)	$3,638,180

March 31, 2023
Balance at beginning of period	$145,452	$643	$1,029,756	$3,309,671	$(1,348,294)	$—	$3,137,228
Net income	—	—	—	177,653	—	—	177,653
Other comprehensive income (loss), net of tax	—	—	—	—	206,156	—	206,156
Stock option exercises/stock unit conversions (50,387 shares)	—	1	1,463	(28)	—	64	1,500
Stock-based compensation expense recognized in earnings	—	—	4,742		—	—	4,742
Purchase of treasury stock (9,183 shares)	—	—	—	—	—	(1,173)	(1,173)
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,669)	—	—	(1,669)
Cash dividends – common stock ($0.87 per share)	—	—	—	(56,636)	—	—	(56,636)
Balance at end of period	$145,452	$644	$1,035,961	$3,428,991	$(1,142,138)	$(1,109)	$3,467,801
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Net income	$135,690	$177,653
Adjustments to reconcile net income to net cash from operating activities:
Credit loss expense	13,650	9,104
Deferred tax expense (benefit)	(4,446)	(1,809)
Accretion of loan discounts	(4,966)	(5,125)
Securities premium amortization (discount accretion), net	13,248	20,520
Net (gain) loss on securities transactions	—	(21)
Depreciation and amortization	20,236	18,472
Net (gain) loss on sale/write-down of assets/foreclosed assets	91	(284)
Stock-based compensation	3,738	4,742
Net tax benefit from stock-based compensation	373	342
Earnings on life insurance policies	(909)	(625)
Net change in:
Trading account securities	(3,558)	1,739
Lease right-of-use assets	6,220	4,952
Accrued interest receivable and other assets	331,765	132,345
Accrued interest payable and other liabilities	(22,698)	(193,659)
Net cash from operating activities	488,434	168,346
Investing Activities:
Securities held to maturity:
Purchases	—	(839,794)
Maturities, calls and principal repayments	17,692	67,311
Securities available for sale:
Purchases	(927,165)	(7,308,338)
Sales	—	884,273
Maturities, calls and principal repayments	2,134,363	6,926,125
Proceeds from sale of loans	300	—
Net change in loans	(566,638)	(334,708)
Benefits received on life insurance policies	129	212
Proceeds from sales of premises and equipment	4	1,176
Purchases of premises and equipment	(38,184)	(46,103)
Proceeds from sales of repossessed properties	—	558
Net cash from investing activities	620,501	(649,288)
Financing Activities:
Net change in deposits	(1,114,082)	(1,770,041)
Net change in short-term borrowings	(156,981)	(417,397)
Proceeds from stock option exercises	2,915	1,500
Purchase of treasury stock	(2,073)	(1,173)
Cash dividends paid on preferred stock	(1,669)	(1,669)
Cash dividends paid on common stock	(59,804)	(56,636)
Net cash from financing activities	(1,331,694)	(2,245,416)
Net change in cash and cash equivalents	(222,759)	(2,726,358)
Cash and cash equivalents at beginning of period	8,687,276	12,028,132
Cash and cash equivalents at end of period	$8,464,517	$9,301,774

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
The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of our financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the SEC on February 6, 2024 (the “2023 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
Cash Flow Reporting. Additional cash flow information was as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for interest	$191,569	$129,207
Cash paid for income taxes	—	—
Significant non-cash transactions:
Unsettled securities transactions	26,255	303,242
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	4,097	2,879
Accounting Changes, Reclassifications and Restatements. Certain items in prior financial statements have been reclassified to conform to the current presentation.

Note 2 - Securities
Securities - Held to Maturity. A summary of the amortized cost, fair value and allowance for credit losses related to securities held to maturity as of March 31, 2024 and December 31, 2023 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses	Net Carrying Amount
March 31, 2024
Residential mortgage-backed securities	$1,239,420	$—	$69,069	$1,170,351	$—	$1,239,420
States and political subdivisions	2,360,119	20,197	100,817	2,279,499	(310)	2,359,809
Other	1,500	—	34	1,466	—	1,500
Total	$3,601,039	$20,197	$169,920	$3,451,316	$(310)	$3,600,729
December 31, 2023
Residential mortgage-backed securities	$1,250,431	$76	$54,175	$1,196,332	$—	$1,250,431
States and political subdivisions	2,367,807	42,990	76,540	2,334,257	(310)	2,367,497
Other	1,500	—	45	1,455	—	1,500
Total	$3,619,738	$43,066	$130,760	$3,532,044	$(310)	$3,619,428
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. The carrying value of held-to-maturity securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $820.1 million and $1.0 billion at March 31, 2024 and December 31, 2023, respectively. Accrued interest receivable on held-to-maturity securities totaled $20.3 million and $40.9 million at March 31, 2024 and December 31, 2023, respectively and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
From time to time, we have reclassified certain securities from available for sale to held to maturity. The net unamortized, unrealized gain remaining on transferred securities included in accumulated other comprehensive income in the accompanying balance sheet totaled $992 thousand ($784 thousand, net of tax) at March 31, 2024 and $1.2 million ($909 thousand, net of tax) at December 31, 2023. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by States and political subdivisions and other securities as of March 31, 2024 and December 31, 2023:

	States and Political Subdivisions
	Not Guaranteed or Pre-Refunded	Guaranteed by the Texas PSF	Guaranteed by Third Party	Pre-Refunded	Total	Other Securities
March 31, 2024
Aaa/AAA	$301,620	$1,538,918	$13,648	$1,091	$1,855,277	$—
Aa/AA	498,734	—	6,108	—	504,842	—
Not rated	—	—	—	—	—	1,500
Total	$800,354	$1,538,918	$19,756	$1,091	$2,360,119	$1,500
December 31, 2023
Aaa/AAA	$301,721	$1,541,913	$13,651	$1,401	$1,858,686	$—
Aa/AA	503,016	—	6,105	—	509,121	—
Not rated	—	—	—	—	—	1,500
Total	$804,737	$1,541,913	$19,756	$1,401	$2,367,807	$1,500

The following table details activity in the allowance for credit losses on held-to-maturity securities during the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Beginning balance	$310	$158
Credit loss expense (benefit)	—	104
Ending balance	$310	$262
Securities - Available for Sale. A summary of the amortized cost, fair value and allowance for credit losses related to securities available for sale as of March 31, 2024 and December 31, 2023 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
March 31, 2024
U.S. Treasury	$4,181,301	$—	$308,729	$—	$3,872,572
Residential mortgage-backed securities	7,472,195	4,796	1,004,366	—	6,472,625
States and political subdivisions	5,071,259	2,313	280,056	—	4,793,516
Other	42,870	—	—	—	42,870
Total	$16,767,625	$7,109	$1,593,151	$—	$15,181,583
December 31, 2023
U.S. Treasury	$5,212,894	$—	$285,305	$—	$4,927,589
Residential mortgage-backed securities	7,463,954	9,066	876,338	—	6,596,682
States and political subdivisions	5,245,721	5,762	240,152	—	5,011,331
Other	42,769	—	—	—	42,769
Total	$17,965,338	$14,828	$1,401,795	$—	$16,578,371
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At March 31, 2024, all of the securities in our available for sale municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 72.4% are either guaranteed by the Texas Permanent School Fund (“PSF”) or have been pre-refunded. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of available-for-sale securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $5.9 billion and $6.1 billion at March 31, 2024 and December 31, 2023, respectively. Accrued interest receivable on available-for-sale securities totaled $78.5 million and $114.9 million at March 31, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The table below summarizes, as of March 31, 2024, securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by type of security and length of time in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$3,872,572	$308,729	$3,872,572	$308,729
Residential mortgage-backed securities	376,347	3,974	5,633,391	1,000,392	6,009,738	1,004,366
States and political subdivisions	780,308	6,535	3,740,945	273,521	4,521,253	280,056
Total	$1,156,655	$10,509	$13,246,908	$1,582,642	$14,403,563	$1,593,151
As of March 31, 2024, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.
Contractual Maturities. The following table summarizes the maturity distribution schedule of securities held to maturity and securities available for sale as of March 31, 2024. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
Held To Maturity
Amortized Cost
Residential mortgage-backed securities	$—	$—	$511,806	$727,614	$1,239,420
States and political subdivisions	9,131	4,281	52,003	2,294,704	2,360,119
Other	1,500	—	—	—	1,500
Total	$10,631	$4,281	$563,809	$3,022,318	$3,601,039
Estimated Fair Value
Residential mortgage-backed securities	$—	$—	$455,963	$714,388	$1,170,351
States and political subdivisions	9,092	4,268	50,260	2,215,879	2,279,499
Other	1,466	—	—	—	1,466
Total	$10,558	$4,268	$506,223	$2,930,267	$3,451,316
Available For Sale
Amortized Cost
U. S. Treasury	$499,348	$3,291,567	$197,882	$192,504	$4,181,301
Residential mortgage-backed securities	1,348	1,272	13,807	7,455,768	7,472,195
States and political subdivisions	228,757	234,591	848,067	3,759,844	5,071,259
Other	—	—	—	—	42,870
Total	$729,453	$3,527,430	$1,059,756	$11,408,116	$16,767,625
Estimated Fair Value
U. S. Treasury	$486,430	$3,082,345	$164,133	$139,664	$3,872,572
Residential mortgage-backed securities	1,333	1,275	13,793	6,456,224	6,472,625
States and political subdivisions	228,134	231,649	817,088	3,516,645	4,793,516
Other	—	—	—	—	42,870
Total	$715,897	$3,315,269	$995,014	$10,112,533	$15,181,583
Sales of Securities. Sales of available for sale securities were as follows:

	Three Months Ended March 31,
	2024	2023
Proceeds from sales	$—	$884,273
Gross realized gains	—	4,856
Gross realized losses	—	(4,835)
Tax (expense) benefit of securities gains/losses	—	(4)
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended March 31,
	2024	2023
Premium amortization	$(17,953)	$(25,925)
Discount accretion	4,705	5,405
Net (premium amortization) discount accretion	$(13,248)	$(20,520)

Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	March 31, 2024	December 31, 2023
U.S. Treasury	$29,608	$30,265
States and political subdivisions	10,037	1,452
Total	$39,645	$31,717
Net gains and losses on trading account securities were as follows:

	Three Months Ended March 31,
	2024	2023
Net gain on sales transactions	$1,159	$968
Net mark-to-market gains (losses)	(19)	(17)
Net gain (loss) on trading account securities	$1,140	$951
Note 3 - Loans
Loans were as follows:

	March 31, 2024	December 31, 2023
Commercial and industrial	$6,108,136	$5,967,182
Energy:
Production	663,436	681,568
Service	195,227	194,126
Other	79,217	61,043
Total energy	937,880	936,737
Commercial real estate:
Commercial mortgages	6,980,116	6,746,709
Construction	1,772,416	1,680,724
Land	568,106	555,211
Total commercial real estate	9,320,638	8,982,644
Consumer real estate:
Home equity lines of credit	810,053	792,876
Home equity loans	731,736	694,966
Home improvement loans	786,681	765,887
Other	230,200	206,997
Total consumer real estate	2,558,670	2,460,726
Total real estate	11,879,308	11,443,370
Consumer and other	462,882	476,962
Total loans	$19,388,206	$18,824,251
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston, and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of March 31, 2024, there were no concentrations of loans related to any single industry in excess of 10% of total loans. At that date, the largest industry concentrations were related to the automobile dealerships industry, which totaled 5.8% of total loans and the energy industry, which totaled 4.8% of total loans. Unfunded commitments to extend credit and standby letters of credit issued to customers in the automobile dealership industry totaled $490.9 million and $20.3 million, respectively, as of March 31, 2024, while unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.1 billion and $91.7 million, respectively, as of March 31, 2024.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2024 or December 31, 2023.

Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers, and their affiliates (collectively referred to as “related parties”). Such loans totaled $425.9 million at March 31, 2024 and $416.1 million at December 31, 2023.
Accrued Interest Receivable. Accrued interest receivable on loans totaled $94.0 million and $90.8 million at March 31, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.
Non-accrual loans, segregated by class of loans, were as follows:

	March 31, 2024		December 31, 2023
	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$25,446	$6,119	$19,545	$5,391
Energy	10,293	6,791	11,500	7,398
Commercial real estate:
Buildings, land, and other	30,012	12,519	22,420	4,983
Construction	—	—	—	—
Consumer real estate	5,764	3,533	7,442	5,160
Consumer and other	—	—	—	—
Total	$71,515	$28,962	$60,907	$22,932
The following table presents non-accrual loans as of March 31, 2024 by class and year of origination.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$11	$2,059	$394	$2,941	$935	$2,719	$2,178	$14,209	$25,446
Energy	5,268	—	—	—	56	1,321	3,502	146	10,293
Commercial real estate:
Buildings, land, and other	—	19,812	3,360	3,656	—	3,184	—	—	30,012
Construction	—	—	—	—	—	—	—	—	—
Consumer real estate	—	—	—	—	38	2,712	—	3,014	5,764
Consumer and other	—	—	—	—	—	—	—	—	—
Total	$5,279	$21,871	$3,754	$6,597	$1,029	$9,936	$5,680	$17,369	$71,515
In the table above, energy and commercial and industrial loans reported as 2024 originations as of March 31, 2024 were first originated in years prior to 2024 but were renewed in the current year. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $1.2 million for the three months ended March 31, 2024 and approximately $600 thousand for the three months ended March 31, 2023.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of March 31, 2024 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$34,328	$25,713	$60,041	$6,048,095	$6,108,136	$7,319
Energy	2,349	24,375	26,724	911,156	937,880	19,351
Commercial real estate:
Buildings, land, and other	43,836	11,206	55,042	7,493,180	7,548,222	8,223
Construction	891	—	891	1,771,525	1,772,416	—
Consumer real estate	13,913	6,442	20,355	2,538,315	2,558,670	2,954
Consumer and other	5,889	253	6,142	456,740	462,882	253
Total	$101,206	$67,989	$169,195	$19,219,011	$19,388,206	$38,100
Modifications to Borrowers Experiencing Financial Difficulty. From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. During the three months ended March 31, 2024, we modified one commercial and industrial loan to a borrower who was experiencing financial difficulty. The loan had an outstanding balance of $28.9 million at March 31, 2024 and the modification included a payment delay and a term extension. There were no commitments to lend additional funds to this borrower. The financial effects of this loan modification were not significant and the modification did not significantly impact our determination of the allowance for credit losses on loans during the three months ended March 31, 2024. There were no modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2023.
Information as of or for the three months ended March 31, 2024 and March 31, 2023 related to loans modified (by type of modification) in the preceding twelve months, respectively, whereby the borrower was experiencing financial difficulty at the time of modification is set forth in the following table.

	March 31, 2024	March 31, 2023
	Combination: Payment Delay and Term Extension	Combination: Payment Delay and Term Extension
Past due in excess of 90 days or on non-accrual status at period-end:
Commercial and industrial	$13,644	$—
Commercial real estate:
Buildings, land, and other	19,137	—
	$32,781	$—
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
We utilize a risk grading matrix to assign a risk grade to each of our commercial loans. Loans are graded on a scale of 1 to 14. A description of the general characteristics of the 14 risk grades is set forth in our 2023 Form 10-K. We monitor portfolio credit quality by the weighted-average risk grade of each class of commercial loan. Individual relationship managers, under the oversight of credit administration, review updated financial information for all pass grade loans to reassess the risk grade on at least an annual basis. When a loan has a risk grade of 9, it is still considered a pass grade loan; however, it is considered to be on management’s “watch list,” where a significant risk-modifying action is anticipated in the near term. When a loan has a risk grade of 10 or higher, a special assets officer monitors the loan on an on-going basis.

The following table presents weighted-average risk grades for all commercial loans, by class and year of origination/renewal, as of March 31, 2024.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Commercial and industrial
Risk grades 1-8	$788,259	$799,207	$640,565	$413,197	$331,143	$343,646	$2,103,487	$50,085	$5,469,589	6.28
Risk grade 9	41,562	43,457	43,429	6,436	5,063	17,960	89,123	5,008	252,038	9.00
Risk grade 10	25,688	5,250	5,278	15,136	2,927	4,848	100,864	707	160,698	10.00
Risk grade 11	23,260	23,096	20,467	24,455	6,621	2,941	91,166	8,359	200,365	11.00
Risk grade 12	11	1,257	250	2,937	924	2,719	450	11,779	20,327	12.00
Risk grade 13	—	802	144	4	11	—	1,728	2,430	5,119	13.00
	$878,780	$873,069	$710,133	$462,165	$346,689	$372,114	$2,386,818	$78,368	$6,108,136	6.67
W/A risk grade	6.52	6.91	7.13	7.30	5.82	6.09	6.54	8.53	6.67
Energy
Risk grades 1-8	$222,335	$32,898	$53,057	$69,990	$4,467	$5,496	$480,392	$7,897	$876,532	5.69
Risk grade 9	—	2,353	3,814	897	—	437	17,700	54	25,255	9.00
Risk grade 10	—	—	—	27	—	734	1,129	—	1,890	10.00
Risk grade 11	—	—	2,094	18	89	2,963	18,311	435	23,910	11.00
Risk grade 12	5,268	—	—	—	56	1,321	802	146	7,593	12.00
Risk grade 13	—	—	—	—	—	—	2,700	—	2,700	13.00
	$227,603	$35,251	$58,965	$70,932	$4,612	$10,951	$521,034	$8,532	$937,880	6.00
W/A risk grade	5.89	6.95	7.17	5.98	6.37	8.90	5.76	7.27	6.00

Commercial real estate:
Buildings, land, other
Risk grades 1-8	$408,058	$1,515,706	$1,569,318	$1,195,050	$726,365	$1,285,229	$128,573	$97,011	$6,925,310	7.04
Risk grade 9	613	7,036	108,049	68,104	9,145	37,054	110,533	541	341,075	9.00
Risk grade 10	—	6,048	35,944	15,690	48,851	15,918	3,709	—	126,160	10.00
Risk grade 11	58	12,277	28,800	20,214	14,200	49,260	856	—	125,665	11.00
Risk grade 12	—	15,663	3,237	3,656	—	3,184	—	—	25,740	12.00
Risk grade 13	—	4,149	123	—	—	—	—	—	4,272	13.00
	$408,729	$1,560,879	$1,745,471	$1,302,714	$798,561	$1,390,645	$243,671	$97,552	$7,548,222	7.26
W/A risk grade	7.00	7.27	7.30	7.35	7.24	7.09	8.24	6.71	7.26
Construction
Risk grades 1-8	$227,895	$433,679	$520,522	$187,481	$28,028	$1,353	$166,140	$—	$1,565,098	7.29
Risk grade 9	1,499	6,358	30,611	76,103	—	—	5,396	—	119,967	9.00
Risk grade 10	13,555	—	12,299	15,000	—	—	—	—	40,854	10.00
Risk grade 11	—	—	35,367	11,130	—	—	—	—	46,497	11.00
Risk grade 12	—	—	—	—	—	—	—	—	—	12.00
Risk grade 13	—	—	—	—	—	—	—	—	—	13.00
	$242,949	$440,037	$598,799	$289,714	$28,028	$1,353	$171,536	$—	$1,772,416	7.56
W/A risk grade	7.46	7.39	7.70	8.28	2.54	6.82	7.27	—	7.56
Total commercial real estate	$651,678	$2,000,916	$2,344,270	$1,592,428	$826,589	$1,391,998	$415,207	$97,552	$9,320,638	7.32
W/A risk grade	7.17	7.30	7.40	7.52	7.08	7.09	7.84	6.71	7.32
In the table above, certain loans are reported as 2024 originations and have risk grades of 11 or higher. These loans were, for the most part, first originated in various years prior to 2024 but were renewed in the current year.

The following tables present weighted average risk grades for all commercial loans by class as of December 31, 2023. Refer to our 2023 Form 10-K for details of these loans by year of origination/renewal.

	Commercial and Industrial		Energy		Commercial Real Estate - Buildings, Land and Other		Commercial Real Estate - Construction		Total Commercial Real Estate
	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans
Risk grades 1-8	6.32	$5,507,878	5.73	$871,221	7.03	$6,895,358	7.27	$1,526,086	7.07	$8,421,444
Risk grade 9	9.00	205,244	9.00	27,643	9.00	173,470	9.00	127,102	9.00	300,572
Risk grade 10	10.00	109,254	10.00	818	10.00	96,601	10.00	17,035	10.00	113,636
Risk grade 11	11.00	125,261	11.00	25,555	11.00	114,071	11.00	10,501	11.00	124,572
Risk grade 12	12.00	17,102	12.00	8,800	12.00	19,770	12.00	—	12.00	19,770
Risk grade 13	13.00	2,443	13.00	2,700	13.00	2,650	13.00	—	13.00	2,650
Total	6.60	$5,967,182	6.05	$936,737	7.20	$7,301,920	7.45	$1,680,724	7.24	$8,982,644
Information about the payment status of consumer loans, segregated by portfolio segment and year of origination, as of March 31, 2024 was as follows:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$—	$1,216	$1,811	$1,601	$767	$2,390	$5,159	$969	$13,913
Past due 90 or more days	—	366	606	390	207	1,050	805	3,018	6,442
Total past due	—	1,582	2,417	1,991	974	3,440	5,964	3,987	20,355
Current loans	111,517	580,838	423,878	272,415	164,536	184,967	792,971	7,193	2,538,315
Total	$111,517	$582,420	$426,295	$274,406	$165,510	$188,407	$798,935	$11,180	$2,558,670
Consumer and other:
Past due 30-89 days	$2,013	$600	$200	$75	$68	$34	$2,835	$64	$5,889
Past due 90 or more days	72	—	55	—	—	12	101	13	253
Total past due	2,085	600	255	75	68	46	2,936	77	6,142
Current loans	30,106	46,779	25,114	4,709	3,062	1,961	322,406	22,603	456,740
Total	$32,191	$47,379	$25,369	$4,784	$3,130	$2,007	$325,342	$22,680	$462,882
Revolving loans that converted to term during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Commercial and industrial	$20,972	$15,490
Energy	44	3,435
Commercial real estate:
Buildings, land and other	3,081	—
Construction	—	—
Consumer real estate	792	707
Consumer and other	3,020	6,342
Total	$27,909	$25,974
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2023 Form 10-K, totaled 128.2 at March 31, 2024 and 127.1 at December 31, 2023. A higher TLI value implies more favorable economic conditions.

Allowance For Credit Losses - Loans. The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectibility over the loans' contractual terms, adjusted for expected prepayments when appropriate. Credit loss expense related to loans reflects the totality of actions taken on all loans for a particular period including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. Our allowance methodology is more fully described in our 2023 Form 10-K.
During the first quarter of 2024, we updated our non-owner-occupied commercial real estate loan models as well as our consumer and other loan models. Our prior non-owner-occupied commercial real estate loan models were legacy models developed for stress-testing purposes by a third-party using external market data. The updated non-owner-occupied commercial real estate loan models are now based on internal historical loan data and risk grade information and the modeling processes are now consistent with those used with our other commercial loan models. Our prior consumer and other loan models relied upon certain components that did not use loan level attributes and were less sensitive to macroeconomic variables. The updated consumer and other loan models are now based on internal historical loan data and utilize more loan-level attributes and the modeling processes are now consistent with those used with our consumer real estate loan models. The overall approximate impact of the model updates during the first quarter was a $7.2 million increase ($6.2 million related to non-owner-occupied commercial real estate loans and $923 thousand related to consumer and other loans) in modeled expected credit losses on loans; however, the impact of this increase was largely offset by reductions in qualitative adjustments as some of the risks to which those qualitative adjustments related are now considered and incorporated in the updated models.
The following table presents details of the allowance for credit losses on loans segregated by loan portfolio segment as of March 31, 2024 and December 31, 2023.

March 31, 2024	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Modeled expected credit losses	$52,835	$5,471	$20,199	$12,705	$6,293	$97,503
Q-Factor and other qualitative adjustments	17,642	6,047	113,753	444	2,109	139,995
Specific allocations	5,119	2,700	4,272	708	—	12,799
Total	$75,596	$14,218	$138,224	$13,857	$8,402	$250,297
December 31, 2023
Modeled expected credit losses	$50,959	$7,838	$15,443	$12,364	$5,969	$92,573
Q-Factor and other qualitative adjustments	20,612	7,276	112,505	433	4,071	144,897
Specific allocations	2,435	2,700	2,650	741	—	8,526
Total	$74,006	$17,814	$130,598	$13,538	$10,040	$245,996

The following table details activity in the allowance for credit losses on loans by portfolio segment for the three months ended March 31, 2024 and 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
March 31, 2024
Beginning balance	$74,006	$17,814	$130,598	$13,538	$10,040	$245,996
Credit loss expense (benefit)	1,992	(3,776)	7,610	1,806	4,018	11,650
Charge-offs	(2,144)	—	—	(1,669)	(8,257)	(12,070)
Recoveries	1,742	180	16	182	2,601	4,721
Net (charge-offs) recoveries	(402)	180	16	(1,487)	(5,656)	(7,349)
Ending balance	$75,596	$14,218	$138,224	$13,857	$8,402	$250,297

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
March 31, 2023
Beginning balance	$104,237	$18,062	$90,301	$8,004	$7,017	$227,621
Credit loss expense (benefit)	(20,684)	966	25,361	1,283	5,749	12,675
Charge-offs	(6,180)	—	—	(250)	(6,942)	(13,372)
Recoveries	1,092	163	31	671	2,633	4,590
Net (charge-offs) recoveries	(5,088)	163	31	421	(4,309)	(8,782)
Ending balance	$78,465	$19,191	$115,693	$9,708	$8,457	$231,514

The following table presents year-to-date gross charge-offs by year of origination as of March 31, 2024.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$—	$96	$572	$439	$6	$13	$794	$224	$2,144
Energy	—	—	—	—	—	—	—	—	—
Commercial real estate:
Buildings, land and other	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Consumer real estate	—	—	148	253	—	280	921	67	1,669
Consumer and other	1,958	5,543	64	4	4	34	650	—	8,257
Total	$1,958	$5,639	$784	$696	$10	$327	$2,365	$291	$12,070
In the table above, $2.0 million of the consumer and other loan charge-offs reported as 2024 originations and $5.5 million of the total reported as 2023 originations were related to deposit overdrafts.
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment, as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial and industrial	$24,743	$5,119	$18,670	$2,435
Energy	10,147	2,700	11,353	2,700
Commercial real estate:
Buildings, land and other	29,211	4,272	21,373	2,650
Construction	—	—	—	—
Consumer real estate	5,584	708	7,235	741
Consumer and other	—	—	—	—
Total	$69,685	$12,799	$58,631	$8,526
Note 4 - Deposits
Deposits were as follows:

	March 31, 2024	December 31, 2023
Non-interest-bearing demand deposits	$13,754,985	$14,926,094
Interest-bearing deposits:
Savings and interest checking	9,994,133	10,512,637
Money market accounts	11,072,561	10,997,279
Time accounts	5,984,807	5,484,558
Total interest-bearing deposits	27,051,501	26,994,474
Total deposits	$40,806,486	$41,920,568

The table below presents additional information about our deposits. Public funds in excess of deposit insurance limits are included in the totals for deposits not covered by insurance; however, such deposits are generally fully collateralized by securities.

	March 31, 2024	December 31, 2023
Deposits from foreign sources (primarily Mexico)	$1,087,494	$1,061,701
Non-interest-bearing public funds deposits	442,355	675,016
Interest-bearing public funds deposits	697,824	630,455
Total deposits not covered by deposit insurance	21,378,776	22,393,786
Time deposits not covered by deposit insurance	2,606,127	2,339,716

Note 5 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies
Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, we enter into various transactions, which, in accordance with generally accepted accounting principles are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. As more fully discussed in our 2023 Form 10-K, these transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.
Financial instruments with off-balance-sheet risk were as follows:

	March 31, 2024	December 31, 2023
Commitments to extend credit	$12,027,630	$12,195,073
Standby letters of credit	416,084	438,635
Deferred standby letter of credit fees	2,750	2,912
Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Our allowance methodology is more fully described in our 2023 Form 10-K. This methodology was also impacted by the model updates during the first quarter of 2024 as described in Note 3 - Loans. The overall approximate impact of the model updates was a $1.8 million increase in modeled expected credit losses for off-balance-sheet credit exposures ($1.6 million related to consumer and other loan commitments and $211 thousand related to non-owner-occupied commercial real estate loan commitments).
The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures.

	Three Months Ended March 31,
	2024	2023
Beginning balance	$51,751	$58,593
Credit loss expense (benefit)	2,000	(3,675)
Ending balance	$53,751	$54,918

Lease Commitments. We lease certain office facilities and office equipment under operating leases. The components of total lease expense were as follows:

	Three Months Ended March 31,
	2024	2023
Amortization of lease right-of-use assets	$8,790	$8,765
Short-term lease expense	325	409
Non-lease components (including taxes, insurance, common maintenance, etc.)	3,549	3,381
Total	$12,664	$12,555
Right-of-use lease assets totaled $278.4 million at March 31, 2024 and $280.5 million at December 31, 2023 and are reported as a component of premises and equipment on our accompanying consolidated balance sheets. The related lease liabilities totaled $315.0 million at March 31, 2024 and $316.4 million at December 31, 2023 and are reported as a component of accrued interest payable and other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $8.1 million during the three months ended March 31, 2024 and $8.3 million during the three months ended March 31, 2023. There has been no significant change in our expected future minimum lease payments since December 31, 2023. See the 2023 Form 10-K for information regarding these commitments.
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
Cullen/Frost’s and Frost Bank’s Common Equity Tier 1 capital (“CET1”) includes common stock and related paid-in capital, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in CET1. We also elected to exclude the effects of credit loss accounting under CECL from CET1 for a five-year transitional period, as further discussed in our 2023 Form 10-K. This CECL transitional adjustment totaled $15.4 million and $30.8 million at March 31, 2024 and December 31, 2023, respectively. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Frost Bank's CET1 is also reduced by its equity investment in its financial subsidiary, Frost Insurance Agency (“FIA”).
Tier 1 capital includes CET1 and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital included $145.5 million of 4.450% non-cumulative perpetual preferred stock at March 31, 2024 and December 31, 2023, the details of which are further discussed below. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at March 31, 2024 or December 31, 2023. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowances for credit losses on securities, loans, and off-balance-sheet credit exposures. Tier 2 capital for Cullen/Frost also includes the permissible portion of qualified subordinated debt (which decreases 20.0% per year during the final five years of the term of the notes) totaling $40.0 million at March 31, 2024 and $60.0 million at December 31, 2023 and trust preferred securities totaling $120.0 million at both March 31, 2024 and December 31, 2023.

The following table presents actual and required capital ratios as of March 31, 2024 and December 31, 2023 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2023 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Required to be Considered Well- Capitalized (1)
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2024
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$4,102,330	13.41%	$2,140,804	7.00%	N/A	N/A
Frost Bank	4,146,611	13.57	2,138,279	7.00	$1,985,545	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,247,782	13.89	2,599,548	8.50	1,834,975	6.00
Frost Bank	4,146,611	13.57	2,596,482	8.50	2,443,748	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	4,694,792	15.35	3,211,206	10.50	3,058,292	10.00
Frost Bank	4,433,621	14.51	3,207,419	10.50	3,054,685	10.00
Leverage Ratio
Cullen/Frost	4,247,782	8.44	2,012,280	4.00	N/A	N/A
Frost Bank	4,146,611	8.24	2,011,864	4.00	2,514,830	5.00

December 31, 2023
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$4,036,945	13.25%	$2,132,516	7.00%	N/A	N/A
Frost Bank	4,057,111	13.33	2,129,784	7.00	$1,977,656	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,182,397	13.73	2,589,484	8.50	1,827,871	6.00
Frost Bank	4,057,111	13.33	2,586,166	8.50	2,434,038	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	4,625,760	15.18	3,198,774	10.50	3,046,452	10.00
Frost Bank	4,320,474	14.20	3,194,676	10.50	3,042,548	10.00
Leverage Ratio
Cullen/Frost	4,182,397	8.35	2,003,020	4.00	N/A	N/A
Frost Bank	4,057,111	8.10	2,003,152	4.00	2,503,940	5.00
____________________
(1)“Well-capitalized” minimum Common Equity Tier 1 to Risk-Weighted Assets and Leverage Ratio are not formally defined under applicable banking regulations for bank holding companies.
As of March 31, 2024, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Based on the ratios presented above, capital levels as of March 31, 2024 at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well-capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2024, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
Preferred Stock. Outstanding preferred stock includes 150,000 shares, or $150.0 million in aggregate liquidation preference, of our 4.450% Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 and liquidation preference $1,000 per share (“Series B Preferred Stock”). Each share of Series B Preferred Stock issued and outstanding is represented by 40 depositary shares, each representing a 1/40th ownership interest in a share of the Series B Preferred Stock (equivalent to a liquidation preference of $25 per share). The Series B Preferred Stock qualifies as Tier 1 capital for the purposes of the regulatory capital calculations. The net proceeds from the issuance and sale of the Series B Preferred Stock, after deducting $4.5 million of issuance costs including the underwriting discount and professional service fees, among other things, were approximately $145.5 million. Refer to our 2023 Form 10-K for additional details related to our Series B Preferred Stock.

Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. The purpose of such plans and the manner in which shares are repurchased is discussed in more detail in our 2023 Form 10-K. Most recently, on January 24, 2024, our board of directors authorized a $150.0 million stock repurchase program (the “2024 Repurchase Plan”), allowing us to repurchase shares of our common stock over a one-year period expiring on January 24, 2025. The 2024 Repurchase Plan was publicly announced in a current report on Form 8-K filed with the SEC on January 25, 2024. No shares were repurchased under this plan or any prior plan during the reported periods. Under the Basel III Capital Rules, Cullen/Frost may not repurchase or redeem any of its preferred stock or subordinated notes and, in some cases, its common stock without the prior approval of the Federal Reserve Board.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at March 31, 2024, Frost Bank could pay aggregate dividends of up to $1.0 billion to Cullen/Frost without prior regulatory approval.
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
Interest Rate Derivatives. We utilize various interest rate swaps, caps, and floors, among other things, to mitigate exposure to interest rate risk and to facilitate the needs of our customers. Our objectives for utilizing these derivative instruments are described in our 2023 Form 10-K.
The notional amounts and estimated fair values of interest rate derivative contracts are presented in the following table. The fair values of interest rate derivative contracts are estimated utilizing internal valuation methods with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	1,224,589	$69,640	1,040,659	$58,486
Loan/lease interest rate swaps – liabilities	538,648	(9,899)	617,266	(20,293)
Loan/lease interest rate caps – assets	243,648	11,177	275,000	11,747
Customer counterparties:
Loan/lease interest rate swaps – assets	538,648	9,899	617,266	20,482
Loan/lease interest rate swaps – liabilities	1,224,589	(69,639)	1,040,659	(58,485)
Loan/lease interest rate caps – liabilities	243,648	(11,177)	275,000	(11,747)

The weighted-average rates paid and received for interest rate swaps outstanding at March 31, 2024 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Non-hedging interest rate swaps – financial institution counterparties	4.91%	5.01%
Non-hedging interest rate swaps – customer counterparties	5.01	4.91
The weighted-average strike rate for outstanding interest rate caps was 3.56% at March 31, 2024.
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

		March 31, 2024		December 31, 2023
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	3,666	$11,866	5,601	$37,667
Oil – liabilities	Barrels	6,183	(29,196)	4,581	(18,500)
Natural gas – assets	MMBTUs	15,537	10,208	17,363	11,822
Natural gas – liabilities	MMBTUs	5,593	(1,715)	6,462	(2,499)
Customer counterparties:
Oil – assets	Barrels	6,382	29,855	4,618	18,722
Oil – liabilities	Barrels	3,468	(11,656)	5,564	(36,877)
Natural gas – assets	MMBTUs	5,593	1,717	6,462	2,499
Natural gas – liabilities	MMBTUs	15,537	(9,956)	17,363	(11,571)
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

		March 31, 2024		December 31, 2023
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward and option contracts – assets	CAD	125	$—	250	$1
Forward and option contracts – liabilities	EUR	—	—	3,000	(14)
Forward and option contracts – liabilities	CAD	125	—	250	(5)
Customer counterparties:
Forward and option contracts – assets	EUR	—	—	3,000	16
Forward and option contracts – assets	CAD	250	1	250	5
Forward and option contracts – liabilities	CAD	—	—	250	—

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
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2024	2023
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$—	$12
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
Amounts included in the consolidated statements of income related to non-hedge related derivative instruments are presented in the table below.

	Three Months Ended March 31,
	2024	2023
Non-hedging interest rate derivatives:
Other non-interest income	$1,125	$710
Other non-interest expense	—	(1)
Non-hedging commodity derivatives:
Other non-interest income	379	422
Non-hedging foreign currency derivatives:
Other non-interest income	11	25
Counterparty Credit Risk. Our credit exposure relating to interest rate, commodity and foreign currency derivative contracts with bank customers was approximately $23.5 million at March 31, 2024. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate, commodity and foreign currency derivative contracts with upstream financial institution counterparties was approximately $1.0 million at March 31, 2024. This amount was primarily related to a shortfall of collateral we have received from counterparties. Collateral positions are generally cleared on the next business day. Collateral levels for upstream financial institution counterparties are monitored and adjusted, as necessary. See Note 8 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties. At March 31, 2024, we had $420 thousand in cash collateral related to derivative contracts on deposit with other financial institution counterparties.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2024 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
March 31, 2024
Financial assets:
Derivatives:
Interest rate contracts	$80,817	$—	$80,817
Commodity contracts	22,074	—	22,074
Total derivatives	102,891	—	102,891
Resell agreements	84,650	—	84,650
Total	$187,541	$—	$187,541
Financial liabilities:
Derivatives:
Interest rate contracts	$9,899	$—	$9,899
Commodity contracts	30,911	—	30,911
Total derivatives	40,810	—	40,810
Repurchase agreements	3,943,207	—	3,943,207
Total	$3,984,017	$—	$3,984,017

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
March 31, 2024
Financial assets:
Derivatives:
Counterparty H	$31,738	$(12,183)	$(19,555)	$—
Counterparty F	17,484	(15,966)	(1,136)	382
Counterparty B	22,234	(2,775)	(19,459)	—
Counterparty E	15,519	(2,228)	(13,080)	211
Other counterparties	15,916	(7,323)	(8,270)	323
Total derivatives	102,891	(40,475)	(61,500)	916
Resell agreements	84,650	—	(84,650)	—
Total	$187,541	$(40,475)	$(146,150)	$916
Financial liabilities:
Derivatives:
Counterparty H	$12,183	$(12,183)	$—	$—
Counterparty F	15,966	(15,966)	—	—
Counterparty B	2,775	(2,775)	—	—
Counterparty E	2,228	(2,228)	—	—
Other counterparties	7,658	(7,323)	(335)	—
Total derivatives	40,810	(40,475)	(335)	—
Repurchase agreements	3,943,207	—	(3,943,207)	—
Total	$3,984,017	$(40,475)	$(3,943,542)	$—

Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2023 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2023
Financial assets:
Derivatives:
Interest rate contracts	$70,233	$—	$70,233
Commodity contracts	49,489	—	49,489
Foreign currency contracts	1	—	1
Total derivatives	119,723	—	119,723
Resell agreements	84,650	—	84,650
Total	$204,373	$—	$204,373
Financial liabilities:
Derivatives:
Interest rate contracts	$20,293	$—	$20,293
Commodity contracts	20,999	—	20,999
Foreign currency contracts	19	—	19
Total derivatives	41,311	—	41,311
Repurchase agreements	4,127,188	—	4,127,188
Total	$4,168,499	$—	$4,168,499

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2023
Financial assets:
Derivatives:
Counterparty H	$36,551	$(8,870)	$(27,170)	$511
Counterparty F	31,202	(7,444)	(22,954)	804
Counterparty B	23,829	(5,151)	(18,472)	206
Counterparty E	13,271	(4,548)	(8,723)	—
Other counterparties	14,870	(6,418)	(7,520)	932
Total derivatives	119,723	(32,431)	(84,839)	2,453
Resell agreements	84,650	—	(84,650)	—
Total	$204,373	$(32,431)	$(169,489)	$2,453
Financial liabilities:
Derivatives:
Counterparty H	$8,870	$(8,870)	$—	$—
Counterparty F	7,444	(7,444)	—	—
Counterparty B	5,151	(5,151)	—	—
Counterparty E	4,548	(4,548)	—	—
Other counterparties	15,298	(6,418)	(8,580)	300
Total derivatives	41,311	(32,431)	(8,580)	300
Repurchase agreements	4,127,188	—	(4,127,188)	—
Total	$4,168,499	$(32,431)	$(4,135,768)	$300

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of March 31, 2024 and December 31, 2023 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
March 31, 2024
Repurchase agreements:
U.S. Treasury	$2,575,020	$—	$—	$—	$2,575,020
Residential mortgage-backed securities	1,368,187	—	—	—	1,368,187
Total borrowings	$3,943,207	$—	$—	$—	$3,943,207
Gross amount of recognized liabilities for repurchase agreements					$3,943,207
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2023
Repurchase agreements:
U.S. Treasury	$3,300,662	$—	$—	$—	$3,300,662
Residential mortgage-backed securities	826,526	—	—	—	826,526
Total borrowings	$4,127,188	$—	$—	$—	$4,127,188
Gross amount of recognized liabilities for repurchase agreements					$4,127,188
Amounts related to agreements not included in offsetting disclosures above					$—
Note 9 - Stock-Based Compensation
A combined summary of activity in our active stock plans is presented in the table below. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. As of March 31, 2024, there were 226,288 shares remaining available for grant for future stock-based compensation awards.

	Deferred Stock Units Outstanding		Non-Vested Restricted Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2024	54,164	$89.71	566,806	$99.77	267,054	$89.99	485,941	$71.25
Granted	—	—	2,142	107.41	—	—	—	—
Exercised/vested	—	—	(458)	65.43	(45,818)	57.89	(37,900)	76.92
Forfeited/expired	—	—	(427)	105.40	(22,913)	57.89	—	—
Balance, March 31, 2024	54,164	89.71	568,063	99.82	198,323	101.12	448,041	70.77
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended March 31,
	2024	2023
New shares issued from available authorized shares	—	49,887
Shares issued from available treasury stock	84,176	500
Proceeds from stock option exercises	$2,915	$1,500

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

	Three Months Ended March 31,
	2024	2023
Non-vested stock units	$3,379	$3,307
Performance stock units	359	1,435
Total	$3,738	$4,742
Income tax benefit	$1,145	$1,068
Unrecognized stock-based compensation expense at March 31, 2024 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

Non-vested stock units	$19,470
Performance stock units	8,072
Total	$27,542
Note 10 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2023 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2024	2023
Net income	$135,690	$177,653
Less: Preferred stock dividends	1,669	1,669
Net income available to common shareholders	134,021	175,984
Less: Earnings allocated to participating securities	1,639	1,807
Net earnings allocated to common stock	$132,382	$174,177

Distributed earnings allocated to common stock	$59,080	$56,006
Undistributed earnings allocated to common stock	73,302	118,171
Net earnings allocated to common stock	$132,382	$174,177

Weighted-average shares outstanding for basic earnings per common share	64,216,323	64,373,563
Dilutive effect of stock compensation	155,408	258,513
Weighted-average shares outstanding for diluted earnings per common share	64,371,731	64,632,076

Note 11 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans are presented in the table below.

	Three Months Ended March 31,
	2024	2023
Expected return on plan assets, net of expenses	$(2,411)	$(2,740)
Interest cost on projected benefit obligation	1,662	1,746
Net amortization and deferral	418	870
Net periodic expense (benefit)	$(331)	$(124)
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the three months ended March 31, 2024. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2024.
Note 12 - Income Taxes
Income tax expense was as follows:

	Three Months Ended March 31,
	2024	2023
Current income tax expense	$30,317	$34,995
Deferred income tax expense (benefit)	(4,446)	(1,809)
Income tax expense, as reported	$25,871	$33,186
Effective tax rate	16.0%	15.7%
We had a net deferred tax asset totaling $374.5 million at March 31, 2024 and $328.3 million at December 31, 2023. No valuation allowance for deferred tax assets was recorded at March 31, 2024 as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.
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

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(199,075)	$(41,806)	$(157,269)	$260,269	$54,656	$205,613
Change in net unrealized gain on securities transferred to held to maturity	(159)	(34)	(125)	(160)	(33)	(127)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	(21)	(4)	(17)
Total securities available for sale and transferred securities	(199,234)	(41,840)	(157,394)	260,088	54,619	205,469
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	418	88	330	870	183	687
Total defined-benefit post-retirement benefit plans	418	88	330	870	183	687
Total other comprehensive income (loss)	$(198,816)	$(41,752)	$(157,064)	$260,958	$54,802	$206,156
Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance at January 1, 2024	$(1,094,794)	$(24,425)	$(1,119,219)
Other comprehensive income (loss) before reclassifications	(157,394)	—	(157,394)
Reclassification of amounts included in net income	—	330	330
Net other comprehensive income (loss) during period	(157,394)	330	(157,064)
Balance at March 31, 2024	$(1,252,188)	$(24,095)	$(1,276,283)

Balance at January 1, 2023	$(1,313,791)	$(34,503)	$(1,348,294)
Other comprehensive income (loss) before reclassifications	205,486	—	205,486
Reclassification of amounts included in net income	(17)	687	670
Net other comprehensive income (loss) during period	205,469	687	206,156
Balance at March 31, 2023	$(1,108,322)	$(33,816)	$(1,142,138)

Note 14 – Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. See our 2023 Form 10-K for additional information about our operating segments and related accounting policies. Summarized operating results by operating segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Three months ended:
March 31, 2024
Net interest income (expense)	$391,805	$1,669	$(3,423)	$390,051
Credit loss expense (benefit)	13,650	—	—	13,650
Non-interest income	66,380	45,426	(429)	111,377
Non-interest expense	286,830	37,973	1,414	326,217
Income (loss) before income taxes	157,705	9,122	(5,266)	161,561
Income tax expense (benefit)	25,635	1,916	(1,680)	25,871
Net income (loss)	132,070	7,206	(3,586)	135,690
Preferred stock dividends	—	—	1,669	1,669
Net income (loss) available to common shareholders	$132,070	$7,206	$(5,255)	$134,021
Revenues from (expenses to) external customers	$458,185	$47,095	$(3,852)	$501,428

March 31, 2023
Net interest income (expense)	$401,318	$1,654	$(3,152)	$399,820
Non-interest income	63,643	42,038	(416)	105,265
Non-interest expense	249,865	33,949	1,328	285,142
Income (loss) before income taxes	205,992	9,743	(4,896)	210,839
Income tax expense (benefit)	32,366	2,046	(1,226)	33,186
Net income (loss)	173,626	7,697	(3,670)	177,653
Preferred stock dividends	—	—	1,669	1,669
Net income (loss) available to common shareholders	$173,626	$7,697	$(5,339)	$175,984
Revenues from (expenses to) external customers	$464,961	$43,692	$(3,568)	$505,085

Note 15 – Fair Value Measurements
The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, we utilize valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820 establishes a three-level fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. See our 2023 Form 10-K for additional information regarding the fair value hierarchy and a description of our valuation techniques.
Financial Assets and Financial Liabilities. The tables below summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2024
Securities available for sale:
U.S. Treasury	$3,872,572	$—	$—	$3,872,572
Residential mortgage-backed securities	—	6,472,625	—	6,472,625
States and political subdivisions	—	4,793,516	—	4,793,516
Other	—	42,870	—	42,870
Trading account securities:
U.S. Treasury	29,608	—	—	29,608
States and political subdivisions	—	10,037	—	10,037
Derivative assets:
Interest rate swaps, caps, and floors	—	90,716	—	90,716
Commodity swaps and options	—	53,646	—	53,646
Foreign currency forward contracts	1	—	—	1
Derivative liabilities:
Interest rate swaps, caps, and floors	—	90,715	—	90,715
Commodity swaps and options	—	52,523	—	52,523
December 31, 2023
Securities available for sale:
U.S. Treasury	$4,927,589	$—	$—	$4,927,589
Residential mortgage-backed securities	—	6,596,682	—	6,596,682
States and political subdivisions	—	5,011,331	—	5,011,331
Other	—	42,769	—	42,769
Trading account securities:
U.S. Treasury	30,265	—	—	30,265
States and political subdivisions	—	1,452	—	1,452
Derivative assets:
Interest rate swaps, caps, and floors	—	90,715	—	90,715
Commodity swaps and options	—	70,710	—	70,710
Foreign currency forward contracts	22	—	—	22
Derivative liabilities:
Interest rate swaps, caps, and floors	—	90,525	—	90,525
Commodity swaps and options	—	69,447	—	69,447
Foreign currency forward contracts	19	—	—	19
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

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Level 2	Level 3	Level 2	Level 3
Carrying value before allocations	$16,332	$16,182	$368	$6,242
Specific (allocations) reversals of prior allocations	(1,589)	(1,172)	—	(900)
Fair value	$14,743	$15,010	$368	$5,342
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
Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	March 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$8,464,517	$8,464,517	$8,687,276	$8,687,276
Securities held to maturity	3,600,729	3,451,316	3,619,428	3,532,044
Accrued interest receivable	206,090	206,090	251,385	251,385
Level 3 inputs:
Loans, net	19,137,909	18,637,078	18,578,255	18,117,369
Financial liabilities:
Level 2 inputs:
Deposits	40,806,486	40,792,337	41,920,568	41,903,580
Federal funds purchased	41,200	41,200	14,200	14,200
Repurchase agreements	3,943,207	3,943,207	4,127,188	4,127,188
Junior subordinated deferrable interest debentures	123,141	123,712	123,127	123,712
Subordinated notes	99,530	96,513	99,491	96,071
Accrued interest payable	65,102	65,102	61,222	61,222
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

Note 16 - Accounting Standards Updates
Information about certain recently issued accounting standards updates is presented below. Also refer to Note 20 - Accounting Standards Updates in our 2023 Form 10-K for additional information related to previously issued accounting standards updates.
ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” ASU 2023-01 requires entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 also provides certain practical expedients applicable to private companies and not-for-profit organizations. ASU 2023-01 became effective for us on January 1, 2024 and did not have a significant effect on our financial statements.
ASU No. 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” ASU 2023-02 is intended to improve the accounting and disclosures for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. ASU 2023-02 became effective for us on January 1, 2024 and did not have a significant effect on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2023, and the other information included in the 2023 Form 10-K. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or any future period.
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
Accounting policies related to the allowance for credit losses on financial instruments including loans and off-balance-sheet credit exposures are considered to be critical as these policies involve considerable subjective judgment and estimation by management. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions, and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions, or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. Refer to the 2023 Form 10-K for additional information regarding critical accounting policies.
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

Results of Operations
Net income available to common shareholders totaled $134.0 million, or $2.06 per diluted common share, for the three months ended March 31, 2024 compared to $176.0 million, or $2.70 per diluted common share for the three months ended March 31, 2023.
Selected data for the comparable periods was as follows:

	Three Months Ended March 31,
	2024	2023
Taxable-equivalent net interest income	$411,367	$425,844
Taxable-equivalent adjustment	21,316	26,024
Net interest income	390,051	399,820
Credit loss expense	13,650	9,104
Net interest income after credit loss expense	376,401	390,716
Non-interest income	111,377	105,265
Non-interest expense	326,217	285,142
Income before income taxes	161,561	210,839
Income taxes	25,871	33,186
Net income	135,690	177,653
Preferred stock dividends	1,669	1,669
Net income available to common shareholders	$134,021	$175,984
Earnings per common share – basic	$2.06	$2.71
Earnings per common share – diluted	2.06	2.70
Dividends per common share	0.92	0.87
Return on average assets	1.09%	1.39%
Return on average common equity	15.22	22.59
Average shareholders’ equity to average assets	7.47	6.44
Net income available to common shareholders decreased $42.0 million, or 23.8%, for the three months ended March 31, 2024 compared to the same period in 2023. The decrease during the three months ended March 31, 2024 was primarily the result of a $41.1 million increase in non-interest expense, which included $7.7 million related to a special Federal Deposit Insurance Corporation (“FDIC”) deposit insurance assessment discussed below; a $9.8 million decrease in net interest income and a $4.5 million increase in credit loss expense partly offset by a $7.3 million decrease in income tax expense and a $6.1 million increase in non-interest income.
Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 77.8% of total revenue during the first three months of 2024. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. As of March 31, 2024, approximately 41.7% of our loans had a fixed interest rate, while the remaining loans had floating interest rates that were primarily tied to a benchmark developed by the American Financial Exchange, the Secured Overnight Financing Rate (“SOFR”) (approximately 27.9%); the prime interest rate (approximately 21.7%); or the American Interbank Offered Rate (“AMERIBOR”) (approximately 8.6%). Certain other loans are tied to other indices, however, such loans do not make up a significant portion of our loan portfolio as of March 31, 2024.
Select average market rates for the periods indicated are presented in the table below.

	Three Months Ended March 31,
	2024	2023
Federal funds target rate upper bound	5.50%	4.69%
Effective federal funds rate	5.33	4.51
Interest on reserve balances at the Federal Reserve	5.40	4.59
Prime	8.50	7.69
AMERIBOR Term-30(1)	5.36	4.58
AMERIBOR Term-90(1)	5.42	4.88
1-Month Term SOFR(2)	5.33	4.61
3-Month Term SOFR(2)	5.32	4.78
1-Month LIBOR(3)	N/A	4.61
3-Month LIBOR(3)	N/A	4.91
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
As of March 31, 2024, the target range for the federal funds rate was 5.25% to 5.50%. In March 2024, the Federal Reserve released projections whereby the midpoint of the projected appropriate target range for the federal funds rate would fall to 4.6% by the end of 2024 and subsequently decrease to 3.9% by the end of 2025. While there can be no such assurance that any increases or decreases in the federal funds rate will occur, these projections imply up to a 75 basis point decrease in the federal funds rate during the remainder of 2024, followed by a 75 basis point decrease in 2025.
We are primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on our net interest income and net interest margin in a rising interest rate environment. Nonetheless, our access to and pricing of deposits may be negatively impacted by, among other factors, periods of higher interest rates which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. During this most recent, higher interest rate cycle, we have seen a decrease in our non-interest-bearing deposits. See Item 3. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for information about our sensitivity to interest rates. Further analysis of the components of our net interest margin is presented below.

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

	Quarter To Date			Quarter To Date
	March 31, 2024			March 31, 2023
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$7,356,126	$100,361	5.40%	$8,687,003	$99,245	4.57%
Federal funds sold	5,489	80	5.76	64,294	758	4.72
Resell agreements	84,659	1,198	5.60	89,573	1,068	4.77
Securities:
Taxable	12,512,351	98,062	2.83	13,342,207	97,775	2.67
Tax-exempt	6,812,128	74,347	4.27	8,401,401	90,692	4.23
Total securities	19,324,479	172,409	3.32	21,743,608	188,467	3.24
Loans, net of unearned discounts	19,112,271	332,768	7.00	17,319,061	271,681	6.36
Total Earning Assets and Average Rate Earned	45,883,024	606,816	5.13	47,903,539	561,219	4.57
Cash and due from banks	601,677			676,441
Allowance for credit losses on loans and securities	(248,519)			(227,503)
Premises and equipment, net	1,203,432			1,117,644
Accrued interest and other assets	1,884,403			1,836,957
Total Assets	$49,324,017			$51,307,078

Liabilities:
Non-interest-bearing demand deposits	13,976,251			16,636,298
Interest-bearing deposits:
Savings and interest checking	9,917,530	10,278	0.42	11,661,657	10,338	0.36
Money market deposit accounts	11,057,597	77,452	2.82	12,404,532	75,470	2.47
Time accounts	5,773,056	67,904	4.73	2,054,972	12,181	2.40
Total interest-bearing deposits	26,748,183	155,634	2.34	26,121,161	97,989	1.52
Total deposits	40,724,434		1.54	42,757,459		0.93
Federal funds purchased	32,658	444	5.38	51,263	583	4.55
Repurchase agreements	3,787,164	35,948	3.76	4,210,767	33,651	3.20
Junior subordinated deferrable interest debentures	123,136	2,259	7.34	123,078	1,988	6.46
Subordinated notes	99,515	1,164	4.69	99,359	1,164	4.69
Total Interest-Bearing Funds and Average Rate Paid	30,790,656	195,449	2.54	30,605,628	135,375	1.79
Accrued interest and other liabilities	870,508			760,304
Total Liabilities	45,637,415			48,002,230
Shareholders’ Equity	3,686,602			3,304,848
Total Liabilities and Shareholders’ Equity	$49,324,017			$51,307,078
Net interest income		$411,367			$425,844
Net interest spread			2.59%			2.78%
Net interest income to total average earning assets			3.48%			3.47%

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

	Three Months Ended
	March 31, 2024 vs. March 31, 2023
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of days	Total
Interest-bearing deposits	$16,531	$(16,518)	$1,103	$1,116
Federal funds sold	138	(817)	1	(678)
Resell agreements	178	(61)	13	130
Securities:
Taxable	5,838	(5,814)	263	287
Tax-exempt	848	(17,193)	—	(16,345)
Loans, net of unearned discounts	28,306	29,124	3,657	61,087
Total earning assets	51,839	(11,279)	5,037	45,597
Savings and interest checking	1,568	(1,741)	113	(60)
Money market deposit accounts	10,070	(8,939)	851	1,982
Time accounts	19,198	35,779	746	55,723
Federal funds purchased	94	(238)	5	(139)
Repurchase agreements	5,515	(3,613)	395	2,297
Junior subordinated deferrable interest debentures	270	1	—	271
Subordinated notes	—	—	—	—
Total interest-bearing liabilities	36,715	21,249	2,110	60,074
Net change	$15,124	$(32,528)	$2,927	$(14,477)
Taxable-equivalent net interest income for the three months ended March 31, 2024 decreased $14.5 million, or 3.4%, compared to the same period in 2023. Taxable-equivalent net interest income for the three months ended March 31, 2024 included 91 days compared to 90 for the same period in 2023 as a result of the leap year. The additional day added approximately $2.9 million to taxable-equivalent net interest income during the three months ended March 31, 2024. Excluding the impact of the additional day results in an effective decrease in taxable-equivalent net interest income of approximately $17.4 million during the three months ended March 31, 2024. The decrease in taxable-equivalent net interest income during the three months ended March 31, 2024 was primarily related to increases in the average costs of interest-bearing deposit accounts and repurchase agreements combined with an increase in the average volume of higher-yielding time deposit accounts and decreases in the average volumes of tax-exempt securities, interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), and taxable securities, among other things. The impact of these items was partly offset by increases in the average volume of and yield on loans and increases in the average yields on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), taxable securities and, to a lesser extent, tax-exempt securities, among other things. As a result of the aforementioned fluctuations, the taxable-equivalent net interest margin increased 1 basis points from 3.47% during the three months ended March 31, 2023 to 3.48% during the three months ended March 31, 2024.
The average volume of interest-earning assets for the three months ended March 31, 2024 decreased $2.0 billion compared to the same period in 2023. The decrease in the average volume of interest-earning assets during the three months ended March 31, 2024 was primarily related to a $1.6 billion decrease in average tax-exempt securities, a $1.3 billion decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and an $829.9 million decrease in average taxable securities partly offset by a $1.8 billion increase in average loans. The average taxable-equivalent yield on interest-earning assets increased 56 basis points from 4.57% during the three months ended March 31, 2023 to 5.13% during the three months ended March 31, 2024. The average taxable-equivalent yield on interest-earning assets during the comparable periods was impacted by changes in market interest rates (as noted in the table above) and changes in the volume and relative mix of interest-earning assets.
The average taxable-equivalent yield on loans increased 64 basis points from 6.36% during the three months ended March 31, 2023 to 7.00% during the three months ended March 31, 2024. The average taxable-equivalent yield on loans during the three months ended March 31, 2024 was positively impacted by increases in market interest rates (as noted in the table above). The average volume of loans for the three months ended March 31, 2024 increased $1.8 billion, or 10.4%, compared to the same period in 2023. Loans made up approximately 41.7% of average interest-earning assets during the three months ended March 31, 2024, compared to 36.1% during the same period in 2023. The increase was primarily related to the investment of available funds (primarily from amounts held in an interest-bearing account at the Federal Reserve and securities) into loans.
The average taxable-equivalent yield on securities was 3.32% during the three months ended March 31, 2024, increasing 8 basis points from 3.24% during the three months ended March 31, 2023. The average yield on taxable securities was 2.83% during the three months ended March 31, 2024, increasing 16 basis points from 2.67% during the same period in 2023. The average taxable-equivalent yield on tax-exempt securities was 4.27% during the three months ended March 31, 2024, increasing 4 basis points from 4.23% during the three months ended March 31, 2023.
Tax-exempt securities made up approximately 35.3% of total average securities during the three months ended March 31, 2024, compared to 38.6% during the same periods in 2023. The average volume of total securities during the three months ended March 31, 2024 decreased $2.4 billion, or 11.1%, compared to the same period in 2023. Securities made up approximately 42.1% of average interest-earning assets during the three months ended March 31, 2024 compared to 45.4% during the same period in 2023. The decrease during the three months ended March 31, 2024 was primarily related to the utilization of these funds to support loan growth and provide liquidity to offset the decrease in non-interest-bearing deposits.
Average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) for the three months ended March 31, 2024 decreased $1.3 billion, or 15.3%, compared to the same period in 2023. Interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) made up approximately 16.0% of average interest-earning assets during the three months ended March 31, 2024 compared to 18.1% during the same period in 2023. The decrease during the three months ended March 31, 2024 was partly related to the reinvestment of amounts held in an interest-bearing account at the Federal Reserve into loans. Balances held at the Federal Reserve were also impacted by a decrease in customer deposits (primarily non-interest-bearing). The average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) was 5.40% during the three months ended March 31, 2024, compared to 4.57% during the same respective period in 2023. The average yield on interest-bearing deposits during the three months ended March 31, 2024 was impacted by higher interest rates paid on reserves held at the Federal Reserve, compared to the same period in 2023.
The average rate paid on interest-bearing liabilities was 2.54% during the three months ended March 31, 2024, increasing 75 basis points from 1.79% during the same period in 2023. Average deposits decreased $2.0 billion, or 4.8%, during the three months ended March 31, 2024 compared to the same period in 2023 and included a $2.7 billion decrease in average non-interest-bearing deposits partly offset by a $627.0 million increase in average interest-bearing deposits. The ratio of average interest-bearing deposits to total average deposits was 65.7% during the three months ended March 31, 2024 compared to 61.1% during the same period in 2023. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 2.34% and 1.54%, respectively, during the three months ended March 31, 2024 compared to 1.52% and 0.93%, respectively, during the same period in 2023. The average cost of deposits during the comparable periods were impacted by increases in the interest rates we pay on our interest-bearing deposit products as a result of an increase in market interest rates.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.59% during the three months ended March 31, 2024 compared to 2.78% during the same period in 2023. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment, including from new financial technology competitors, and the availability of alternative investment options. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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

	Three Months Ended March 31,
	2024	2023
Credit loss expense (benefit) related to:
Loans	$11,650	$12,675
Off-balance-sheet credit exposures	2,000	(3,675)
Securities held to maturity	—	104
Total	$13,650	$9,104
See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet credit exposures.
Non-Interest Income
Total non-interest income for the three months ended March 31, 2024 increased $6.1 million, or 5.8%, compared to the same period in 2023. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees increased $2.9 million, or 8.1%, for the three months ended March 31, 2024, compared to the same period in 2023. Investment management fees are the most significant component of trust and investment management fees, making up approximately 82.3% and 81.4% of total trust and investment management fees for the first three months of 2024 and 2023, respectively. The increase in trust and investment management fees during the three months ended March 31, 2024 was primarily related to an increase in investment management fees (up $2.7 million). Investment management fees are generally based on the market value of assets within an account and are thus impacted by volatility in the equity and bond markets. The increase in investment management fees during the three months ended March 31, 2024 was primarily related to an increase in the average value of assets maintained in accounts. The increase in the average value of assets was partly related to higher equity valuations during 2024 relative to 2023.
At March 31, 2024, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (42.5% of assets), fixed income securities (33.1% of assets), alternative investments (9.7% of assets) and cash equivalents (8.8% of assets). The estimated fair value of these assets was $48.8 billion (including managed assets of $24.6 billion and custody assets of $24.2 billion) at March 31, 2024, compared to $47.2 billion (including managed assets of $23.8 billion and custody assets of $23.5 billion) at December 31, 2023 and $43.9 billion (including managed assets of $21.9 billion and custody assets of $22.0 billion) at March 31, 2023.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended March 31, 2024 increased $2.9 million, or 13.3%, compared to the same period in 2023. The increase during the three months ended March 31, 2024 was primarily related to increases in commercial service charges (up $1.4 million); overdraft charges on consumer and commercial accounts (up $924 thousand and $359 thousand, respectively), and consumer service charges (up $219 thousand). The increase in commercial service charges during the three months ended March 31, 2024 was primarily related to an increase in billable services partly offset by the effect of a higher average earnings credit rate applied to deposits maintained by treasury management customers which resulted in customers paying for less of their services through fees rather than with earnings credits applied to their deposit balances. Overdraft charges totaled $11.9 million ($8.8 million consumer and $3.0 million commercial) during the three months ended March 31, 2024 compared to $10.6 million ($7.9 million consumer and $2.7 million commercial) during the same period in 2023. The increase in overdraft charges during the three months ended March 31, 2024 was impacted by increases in the volumes of fee assessed overdrafts relative to 2023, in part due to growth in the number of accounts.
In January 2024, the Consumer Financial Protection Bureau (“CFPB”) proposed to update and narrow certain regulatory exceptions for overdraft credit provided by financial institutions with assets in excess of $10 billion. Unless eligible for these narrowed exceptions, extensions of overdraft credit must adhere to certain regulatory requirements that generally apply to consumer credit products, unless the overdraft fee is a small amount, below a to-be-determined benchmark or that only recovers applicable costs and losses. The extent to which any such proposed changes will impact our future overdraft fee revenues is currently uncertain.

Insurance Commissions and Fees. Insurance commissions and fees for the three months ended March 31, 2024 decreased $656 thousand, or 3.5%, compared to the same period in 2023. The decrease during the three months ended March 31, 2024 was primarily the result of decreases in both commission income (down $436 thousand) and contingent income (down $219 thousand). The decrease in commission income during the three months ended March 31, 2024 was primarily related to a decrease in life insurance commissions, and to a lesser extent, a decrease in benefit plan commissions, partly offset by an increase in commercial lines property and casualty commissions and, to a lesser extent, an increase in personal lines property and casualty commissions. The decrease in life insurance commissions during the three months ended March 31, 2024 was primarily due to a decrease in business volume, mostly due to a significant transaction in 2023. The decrease in benefit plan commissions during the three months ended March 31, 2024 was related to premium and exposure rate decreases within the existing customer base as well as a decrease in business volumes. The increases in commercial and personal lines property and casualty commissions during the three months ended March 31, 2024 were related to increases in the underlying exposure bases and increases in rates, and, in the case of commercial lines, increased business volumes.
Contingent income totaled $3.6 million during the three months ended March 31, 2024 compared to $3.8 million during the same period in 2023. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to portfolio growth and the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $2.9 million and $3.2 million during the three months ended March 31, 2024 and 2023, respectively. The decrease in performance related contingent income was primarily related to a deterioration of the loss performance of commercial lines insurance policies previously placed and lower growth within the commercial lines portfolio, partly due to a tightening of underwriting standards. The decrease in contingent income related to our commercial lines portfolio was partly offset by an increase in contingent commissions related to our personal lines portfolio due to improved loss performance. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $733 thousand during the three months ended March 31, 2024 compared to $665 thousand during the same period in 2023.
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
Net interchange and card transaction fees for the three months ended March 31, 2024 decreased $415 thousand, or 8.5%, compared to the same period in 2023 primarily due to an increase in network costs. A comparison of gross and net interchange and card transaction fees for the reported periods is presented in the table below.

	Three Months Ended March 31,
	2024	2023
Income from card transactions	$9,378	$8,802
ATM service fees	832	844
Gross interchange and card transaction fees	10,210	9,646
Network costs	5,736	4,757
Net interchange and card transaction fees	$4,474	$4,889
Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. In October 2023, the Federal Reserve issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the Federal Reserve from large debit card issuers. Had the proposed maximum interchange fees been in effect during the reported periods, interchange and debit card transaction fees would have been approximately 30% lower. In January 2024, the Federal Reserve extended the comment period for this proposal until May 12, 2024. The extent to which any such proposed changes in permissible interchange fees will impact our future revenues is currently uncertain.

Other Charges, Commissions, and Fees. Other charges, commissions, and fees for the three months ended March 31, 2024 increased $356 thousand, or 3.0%, compared to the same period in 2023. The increase was primarily related to increases in income from the placement of money market accounts (up $460 thousand), merchant services rebates/bonuses (up $273 thousand), and letter of credit fees (up $243 thousand), among other things, partly offset by decreases in commitment fees on unused lines of credit (down $393 thousand) and other service charges (down $254 thousand), among other things.
Net Gain/Loss on Securities Transactions. During the three months ended March 31, 2023, we sold certain available-for-sale securities with amortized costs totaling $1.2 billion and realized a net gain of $21 thousand. Prevailing market conditions provided us an opportunity to sell certain lower-yielding securities to enhance our liquidity position and provide us the flexibility to be more opportunistic with the subsequent reinvestment of these funds. There were no sales of securities during the three months ended March 31, 2024.
Other Non-Interest Income. Other non-interest income for the three months ended March 31, 2024 increased $991 thousand, or 8.5%, compared to the same period in 2023. The increase was partly related to increases in public finance underwriting fees (up $2.6 million) and income from customer derivative and foreign exchange transactions (up $737 thousand), among other things, partly offset by a decrease in sundry and other miscellaneous income (down $1.9 million), among other things. The increases in public finance underwriting fees and income from customer derivative and securities trading transactions were primarily related to increases in transaction volumes. The decrease in sundry income was related to certain non-recurring items recognized in 2023 including $1.2 million related to a distribution received from a Small Business Investment Company (“SBIC”) fund investment and $575 thousand related to a partnership interest, among other things.
Non-Interest Expense
Total non-interest expense for the three months ended March 31, 2024 increased $41.1 million, or 14.4%, compared to the same period in 2023. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three months ended March 31, 2024 increased $17.7 million, or 13.5%, compared to the same period in 2023. The increase in salaries and wages was primarily related to increases in salaries due to annual merit and market increases and increases in the number of employees. The increase in the number of employees was partly related to our investment in organic expansion in various markets. Salaries and wages during the three months ended March 31, 2024 were also impacted, to a lesser extent, by increases in incentive compensation and commissions. We are experiencing a competitive labor market which has resulted in and could continue to result in an increase in our staffing costs.
Employee Benefits. Employee benefits expense for the three months ended March 31, 2024 increased $2.0 million, or 6.0%, compared to the same period in 2023. The increase was primarily related to medical/dental benefits expense (up $1.5 million) and payroll taxes (up $1.4 million), among other things, partly offset by a decrease in 401(k) plan expense (down $753 thousand) and an increase in the net periodic benefit related to our defined benefit retirement plan (up $207 thousand), among other things.
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
Net Occupancy. Net occupancy expense for the three months ended March 31, 2024 increased $1.4 million, or 4.7%, compared to the same period in 2023. The increase during the three months ended March 31, 2024 was primarily related to increases in depreciation on buildings and leasehold improvements (together up $1.1 million), repairs/maintenance/service contracts expense (up $605 thousand), and lease expense (up $270 thousand), among other things, partly offset by decreases in utilities expense (down $347 thousand) and property taxes (down $341 thousand), among other things. The increases in the aforementioned components of net occupancy expense were impacted, in part, by our expansion efforts.
Technology, Furniture, and Equipment. Technology, furniture, and equipment expense for the three months ended March 31, 2024 increased $2.5 million, or 7.7%, compared to the same period in 2023. The increase during the three months ended March 31, 2024 was primarily related to increases in cloud services expense (up $2.2 million), service contracts expense (up $690 thousand) and software maintenance (up $497 thousand), among other things. The increase from these items was partly offset by a decrease in depreciation on furniture and equipment (down $957 thousand), among other things.

Deposit Insurance. Deposit insurance expense totaled $14.7 million for the three months ended March 31, 2024 compared to $6.2 million for the three months ended March 31, 2023. The increase during the three months ended March 31, 2024 was primarily related to an additional accrual related to the special deposit insurance assessment discussed below.
As more fully discussed in our 2023 Form 10-K, during the fourth quarter of 2023, we accrued $51.5 million ($40.7 million after tax) related to a special deposit insurance assessment to recover losses to the Deposit Insurance Fund ("DIF") incurred as a result of recent bank failures and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. This amount was based on our estimate of the full amount of the assessment at that time. In February 2024, the FDIC notified insured depository institutions that their loss estimate related to the aforementioned bank failures has increased. As a result, we accrued an additional $7.7 million ($6.1 million after tax), related to an expected update of the special assessment which we expect to receive during the second quarter of 2024. This updated assessment is being made under the FDIC's final rule whereby the estimated loss pursuant to the systemic risk determination will be periodically adjusted. The FDIC has also retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.
Other Non-Interest Expense. Other non-interest expense for the three months ended March 31, 2024 increased $9.0 million, or 17.3%, compared to the same period in 2023. The increase during the three months ended March 31, 2024 included increases in advertising/promotions expense (up $4.0 million); professional services expense (up $1.2 million), which was primarily related to information technology services; fraud losses (up $710 thousand); and travel, meals, and entertainment expense (up $443 thousand); among other things.
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
Banking
Net income for the three months ended March 31, 2024 decreased $41.6 million, or 23.9%, compared to the same period in 2023. The decrease during the three months ended March 31, 2024 was primarily the result of a $37.0 million increase in non-interest expense, a $9.5 million decrease in net interest income and a $4.5 million increase in credit loss expense partly offset by a $6.7 million decrease in income tax expense and a $2.7 million increase in non-interest income.
Net interest income for the three months ended March 31, 2024 decreased $9.5 million, or 2.4%, compared to the same period in 2023. The decrease during the three months ended March 31, 2024 was primarily related to increases in the average costs of interest-bearing deposit accounts and repurchase agreements combined with an increase in the average volume of higher-yielding time deposit accounts and decreases in the average volumes of tax-exempt securities, interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), and taxable securities, among other things. The impact of these items was partly offset by increases in the average volume of and yield on loans and increases in the average yields on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), taxable securities and, to a lesser extent, tax-exempt securities, among other things. Net interest income for the first three months of 2024 was also positively impacted by an additional day as a result of leap year. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Credit loss expense for the three months ended March 31, 2024 totaled $13.7 million compared to $9.1 million during the three months ended March 31, 2023. See the sections captioned “Credit Loss Expense” and “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet commitments.
Non-interest income for the three months ended March 31, 2024 increased $2.7 million, or 4.3%, compared to the same period in 2023. The increase during the three months ended March 31, 2024 was primarily related to increases in service charges on deposit accounts and other non-interest income partly offset by decreases in insurance commissions and fees; interchange and card transaction fees; and other charges, commissions, and fees. The increase in service charges on deposit accounts was primarily related to increases in commercial service charges and overdraft charges on consumer and commercial accounts. The increase in other non-interest income was partly related to increases in public finance underwriting fees and income from customer derivative and foreign exchange transactions, among other things, partly offset by a decrease in sundry and other miscellaneous income, among other things. The decrease in insurance commissions and fees was primarily related to decreases in life insurance and benefit plan commissions and a decrease performance related contingent income. These items were partly offset by increases in both commercial and personal lines property and casualty commissions and benefit plan related contingent income. The decrease in interchange and card transaction fees was primarily due to an increase in network costs. The increase in the other charges, commissions, and fees was primarily related to increases in merchant services rebates/bonuses and letter of credit fees, among other things, partly offset by decreases in commitment fees on unused lines of credit and other service charges, among other things. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for three months ended March 31, 2024 increased $37.0 million, or 14.8%, compared to the same period in 2023. While all categories of non-interest expense increased, the largest increases were in salaries and wages; deposit insurance expense; and other non-interest expense. The increase in salaries and wages was primarily related to increases in salaries due to annual merit and market increases and increases in the number of employees. The increase in the number of employees was partly related to our investment in organic expansion in various markets. Salaries and wages were also impacted, to a lesser extent, by an increase in incentive compensation. The increase in deposit insurance expense was primarily related to an additional accrual for a special deposit insurance assessment. The increase in other non-interest expense included increases in advertising/promotions expense; professional services expense, which was primarily related to information technology services; fraud losses; and travel, meals, and entertainment expense; among other things. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for the three months ended March 31, 2024 decreased $491 thousand, or 6.4%, compared to the same period in 2023. The decrease during the three months ended March 31, 2024 was primarily the result of a $4.0 million increase in non-interest expense partly offset by a $3.4 million increase in non-interest income, among other things.
Non-interest income for the three months ended March 31, 2024 increased $3.4 million, or 8.1% compared to the same period in 2023. The increase during the three months ended March 31, 2024 was primarily due to an increase in trust and investment management fees, and to a much lesser extent, an increase in other charges, commissions, and fees. The increase in trust and investment management fees was primarily related to an increase in investment management fees primarily related to an increase in the average value of assets maintained in accounts. The increase in the average value of assets was partly related to higher equity valuations during 2024 relative to 2023. The increase in other charges, commissions, and fees during the three months ended March 31, 2024 was primarily related to increases in income from the placement of money market accounts, among other things, partly offset by decreases in income from the sale of mutual funds, among other things. See the analysis of trust and investment management fees, other non-interest income and other charges, commissions, and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three months ended March 31, 2024 increased $4.0 million, or 11.9% compared to the same period in 2023. The increase was primarily related to increases in salaries and wages; employee benefits expense and other non-interest expense. The increase in salaries and wages was primarily due to an increase in salaries, due to annual merit and market increases, as well as increases in commission expense, among other things. The increase in employee benefits was primarily related to increases in payroll taxes, medical benefits expense and 401(k) plan expense, among other things. The increase in other non-interest expense was primarily related to increases in sundry and other miscellaneous expenses; research and platform fees; and outside computer services, among other things, partly offset by a decrease in the corporate overhead expense allocation, among other things.
Non-Banks
The Non-Banks operating segment had a net loss of $3.6 million during the three months ended March 31, 2024 compared to net loss of $3.7 million during the same period in 2023. The decrease in net loss during the three months ended March 31, 2024 was primarily due to an increase in the income tax benefit due to an increase in the effective tax rate.
Income Taxes
During the three months ended March 31, 2024, we recognized income tax expense of $25.9 million, for an effective tax rate of 16.0%, compared to $33.2 million, for an effective tax rate of 15.7%, for the same period in 2023. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2024 and 2023 primarily due to the effect of tax-exempt income from securities, loans and life insurance policies and the income tax effects associated with stock-based compensation, among other things, and their relative proportion to total pre-tax net income. The decrease in income tax expense during 2024 was primarily due to a decrease in projected pre-tax net income while the increase in the effective tax rate during 2024 was primarily related to a decrease in projected tax-exempt income from securities, among other things.

Average Balance Sheet
Average assets totaled $49.3 billion for the three months ended March 31, 2024 representing a decrease of $2.0 billion, or 3.9%, compared to average assets for the same period in 2023. Earning assets decreased $2.0 billion, or 4.2%, during the three months ended March 31, 2024 compared to the same period in 2023. The decrease in earning assets was primarily related to a $1.6 billion decrease in tax-exempt securities, a $1.3 billion decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and an $829.9 million decrease in average taxable securities partly offset by a $1.8 billion increase in average loans. Average deposits decreased $2.0 billion, or 4.8%, during the three months ended March 31, 2024 compared to the same period in 2023. The decrease included a $2.7 billion decrease in non-interest-bearing deposits partly offset by a $627.0 million increase in interest-bearing deposits. Average non-interest-bearing deposits made up 34.3% and 38.9% of average total deposits during the three months ended March 31, 2024 and 2023, respectively.
Loans
Details of our loan portfolio are presented in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report. Loans increased $564.0 million, or 3.0%, from $18.8 billion at December 31, 2023 to $19.4 billion at March 31, 2024. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans, and real estate loans. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2023 Form 10-K for a more detailed discussion of our loan origination and risk management processes.
Commercial and Industrial. Commercial and industrial loans increased $141.0 million, or 2.4%, from $6.0 billion at December 31, 2023 to $6.1 billion at March 31, 2024. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s).
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services, (iv) providing equipment to support oil and gas drilling, (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans increased $1.1 million, or 0.1%, from $936.7 million at December 31, 2023 to $937.9 million at March 31, 2024. Energy loans are one of our largest industry concentrations totaling 4.8% of total loans at March 31, 2024, down from 5.0% of total loans at December 31, 2023. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and SNCs.
Purchased Shared National Credits. SNCs are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $762.8 million at March 31, 2024, decreasing $36.7 million, or 4.6%, from $799.5 million at December 31, 2023. At March 31, 2024, 34.1% of outstanding purchased SNCs were related to the construction industry while 15.4% were related to the energy industry, and 14.2% were related to the real estate management industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Commercial Real Estate. Commercial real estate loans increased $338.0 million, or 3.8%, from $9.0 billion at December 31, 2023 to $9.3 billion at March 31, 2024. Commercial real estate loans represented 78.5% of total real estate loans at both March 31, 2024 and December 31, 2023. The majority of our commercial real estate loan portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At March 31, 2024, approximately 49.0% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.

Consumer Real Estate and Other Consumer Loans. The consumer real estate loan portfolio increased $97.9 million, or 4.0%, from $2.5 billion at December 31, 2023 to $2.6 billion at March 31, 2024. Combined, home equity loans and lines of credit made up 60.3% and 60.5% of the consumer real estate loan total at March 31, 2024 and December 31, 2023, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. Prior to 2023, we did not generally originate 1-4 family mortgage loans; however, from time to time, we did invest in such loans to meet the needs of our customers or for other regulatory compliance purposes. We began offering 1-4 family mortgage loans to our employees during the first quarter of 2023 and subsequently gradually expanded our production of 1-4 family mortgage loans for customers thereafter. Our 1-4 family mortgage loan production is intended to be for portfolio investment purposes. Nonetheless, 1-4 family mortgage loans are not a significant component of our consumer real estate portfolio. Consumer and other loans decreased $14.1 million, or 3.0%, from December 31, 2023. The consumer and other loan portfolio primarily consists of automobile loans, overdrafts, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities.
Accruing Past Due Loans. Accruing past due loans are presented in the following tables. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

		Accruing Loans 30-89 Days Past Due		Accruing Loans 90 or More Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
March 31, 2024
Commercial and industrial	$6,108,136	$30,758	0.50%	$7,319	0.12%	$38,077	0.62%
Energy	937,880	2,349	0.25	19,351	2.06	21,700	2.31
Commercial real estate:
Buildings, land, and other	7,548,222	39,559	0.52	8,223	0.11	47,782	0.63
Construction	1,772,416	891	0.05	—	—	891	0.05
Consumer real estate	2,558,670	13,868	0.54	2,954	0.12	16,822	0.66
Consumer and other	462,882	5,889	1.27	253	0.05	6,142	1.32
Total	$19,388,206	$93,314	0.48	$38,100	0.20	$131,414	0.68

December 31, 2023
Commercial and industrial	$5,967,182	$25,518	0.43%	$7,457	0.12%	$32,975	0.55%
Energy	936,737	6,387	0.68	1,146	0.12	7,533	0.80
Commercial real estate:
Buildings, land, and other	7,301,920	19,564	0.27	92	—	19,656	0.27
Construction	1,680,724	4,878	0.29	3,498	0.21	8,376	0.50
Consumer real estate	2,460,726	12,504	0.51	2,589	0.11	15,093	0.62
Consumer and other	476,962	6,495	1.36	251	0.05	6,746	1.41
Total	$18,824,251	$75,346	0.40	$15,033	0.08	$90,379	0.48
Accruing past due loans at March 31, 2024 increased $41.0 million compared to December 31, 2023. The increase was primarily related to increases in past due commercial real estate - buildings, land, and other loans (up $28.1 million), past due energy loans (up $14.2 million), and past due commercial and industrial loans (up $5.1 million) partly offset by a decrease in past due commercial real estate - construction loans (down $7.5 million).

Non-Accrual Loans. Non-accrual loans are presented in the table below. Also see in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	March 31, 2024			December 31, 2023
		Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Commercial and industrial	$6,108,136	$25,446	0.42%	$5,967,182	$19,545	0.33%
Energy	937,880	10,293	1.10	936,737	11,500	1.23
Commercial real estate:
Buildings, land, and other	7,548,222	30,012	0.40	7,301,920	22,420	0.31
Construction	1,772,416	—	—	1,680,724	—	—
Consumer real estate	2,558,670	5,764	0.23	2,460,726	7,442	0.30
Consumer and other	462,882	—	—	476,962	—	—
Total	$19,388,206	$71,515	0.37	$18,824,251	$60,907	0.32
Allowance for credit losses on loans		$250,297			$245,996
Ratio of allowance for credit losses on loans to non-accrual loans		349.99%			403.89%
Non-accrual loans at March 31, 2024 increased $10.6 million from December 31, 2023 primarily due to increases in non-accrual commercial real estate - buildings, land, and other loans and non-accrual commercial and industrial loans.
Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest. Non-accrual commercial and industrial loans included one credit relationship in excess of $5.0 million totaling $13.6 million at March 31, 2024 and $13.8 million at December 31, 2023. Non-accrual energy loans included one credit relationship in excess of $5.0 million totaling $5.3 million at March 31, 2024 and $5.9 million at December 31, 2023. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Non-accrual commercial real estate loan included one credit relationship in excess of $5.0 million totaling $17.2 million at March 31, 2024 and $17.4 million at December 31, 2023. Another credit relationship had an aggregate balance of $6.0 million at March 31, 2024 of which $5.0 million was included with non-accrual commercial real estate loans and $953 thousand was included with non-accrual commercial and industrial loans.
Allowance for Credit Losses
In the case of loans and securities, allowances for credit losses are contra-asset valuation accounts, calculated in accordance with Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses, that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses (“CECL”) on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions, and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions, or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. See our 2023 Form 10-K for additional information regarding our accounting policies related to credit losses. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements for information related to model updates during the first quarter of 2024.

Allowance for Credit Losses - Loans. The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan portfolio segment; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
March 31, 2024
Commercial and industrial	$75,596	31.5%	$6,108,136	1.24%
Energy	14,218	4.8	937,880	1.52
Commercial real estate	138,224	48.1	9,320,638	1.48
Consumer real estate	13,857	13.2	2,558,670	0.54
Consumer and other	8,402	2.4	462,882	1.82
Total	$250,297	100.0%	$19,388,206	1.29
December 31, 2023
Commercial and industrial	$74,006	31.7%	$5,967,182	1.24%
Energy	17,814	5.0	936,737	1.90
Commercial real estate	130,598	47.6	8,982,644	1.45
Consumer real estate	13,538	13.1	2,460,726	0.55
Consumer and other	10,040	2.6	476,962	2.10
Total	$245,996	100.0%	$18,824,251	1.31
The allowance allocated to commercial and industrial loans totaled $75.6 million, or 1.24% of total commercial and industrial loans, at March 31, 2024 increasing $1.6 million, or 2.1%, compared to $74.0 million, or 1.24% of total commercial and industrial loans, at December 31, 2023. Modeled expected credit losses increased $1.9 million while qualitative factor (“Q-Factor”) and other qualitative adjustments related to commercial and industrial loans decreased $3.0 million. Specific allocations for commercial and industrial loans that were evaluated for expected credit losses on an individual basis increased $2.7 million from $2.4 million at December 31, 2023 to $5.1 million at March 31, 2024. The increase in specific allocations for commercial and industrial loans was primarily related to new specific allocations for new individually assessed loans.
The allowance allocated to energy loans totaled $14.2 million, or 1.52% of total energy loans, at March 31, 2024 decreasing $3.6 million, or 20.2%, compared to $17.8 million, or 1.90% of total energy loans, at December 31, 2023. Modeled expected credit losses related to energy loans decreased $2.4 million while Q-Factor and other qualitative adjustments related to energy loans decreased $1.2 million. Specific allocations for energy loans that were evaluated for expected credit losses on an individual basis totaled $2.7 million at both March 31, 2024 and December 31, 2023.
The allowance allocated to commercial real estate loans totaled $138.2 million, or 1.48% of total commercial real estate loans, at March 31, 2024 increasing $7.6 million, or 5.8%, compared to $130.6 million, or 1.45% of total commercial real estate loans, at December 31, 2023. Modeled expected credit losses related to commercial real estate loans increased $4.8 million while Q-Factor and other qualitative adjustments related to commercial real estate loans increased $1.2 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis increased from $2.7 million at December 31, 2023 to $4.3 million at March 31, 2024. The increase in specific allocations for commercial real estate loans was primarily related to an increased specific allocation for a loan that was previously individually assessed.
The allowance allocated to consumer real estate loans totaled $13.9 million, or 0.54% of total consumer real estate loans, at March 31, 2024 increasing $319 thousand, or 2.4%, compared to $13.5 million, or 0.55% of total consumer real estate loans, at December 31, 2023 primarily due to a $341 thousand increase in modeled expected credit losses.
The allowance allocated to consumer loans totaled $8.4 million, or 1.82% of total consumer loans, at March 31, 2024 decreasing $1.6 million, or 16.3%, compared to $10.0 million, or 2.10% of total consumer loans, at December 31, 2023. Modeled expected credit losses related to consumer loans increased $324 thousand while Q-Factor and other qualitative adjustments decreased $2.0 million, which was primarily due to a decrease in the consumer overlay, which is further discussed below.
As more fully described in our 2023 Form 10-K, we measure expected credit losses over the life of each loan utilizing a combination of models which measure probability of default and loss given default, among other things. The measurement of expected credit losses is impacted by loan/borrower attributes and certain macroeconomic variables. Models are adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period.

In estimating expected credit losses as of March 31, 2024, we utilized the Moody’s Analytics March 2024 Consensus Scenario (the “March 2024 Consensus Scenario”) to forecast the macroeconomic variables used in our models. The March 2024 Consensus Scenario was based on the review of a variety of surveys of baseline forecasts of the U.S. economy. The March 2024 Consensus Scenario projections included, among other things, (i) U.S. Nominal Gross Domestic Product annualized quarterly growth rate of 2.97% during the remainder of 2024 followed by average annualized quarterly growth rates of 3.88% in 2025 and 3.83% through the end of the forecast period in the first quarter of 2026; (ii) average U.S. unemployment rate of 4.09% during the remainder of 2024 followed by average annualized quarterly rates of 4.15% in 2025 and 3.98% through the end of the forecast period in the first quarter of 2026; (iii) average Texas unemployment rate of 4.03% during the remainder of 2024 followed by average annualized quarterly rates of 3.96% in 2025 and 3.81% through the end of the forecast period in the first quarter of 2026; (iv) projected average 10 year Treasury rate of 4.16% during the remainder of 2024, decreasing to 3.96% during 2025 and 3.85% through the end of the forecast period in the first quarter of 2026 and (v) average oil price of $78.85 per barrel during the remainder of 2024 and remaining relatively flat at $78.22 per barrel in 2025 and $77.58 per barrel through the end of the forecast period in the first quarter of 2026.
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
The overall loan portfolio as of March 31, 2024 increased $564.0 million, or 3.0%, compared to December 31, 2023. This increase included a $338.0 million, or 3.8%, increase in commercial real estate loans; a $141.0 million, or 2.4%, increase in commercial and industrial loans; a $97.9 million, or 4.0%, increase in consumer real estate loans; and a $1.1 million, or 0.1%, increase in energy loans; partly offset by a $14.1 million, or 3.0%, decrease in consumer and other loans.
The weighted average risk grade for commercial and industrial loans increased to 6.67 at March 31, 2024 from 6.60 at December 31, 2023. The increase was primarily related to an $81.0 million increase in higher-risk grade classified loans. Classified loans consist of loans having a risk grade of 11, 12 or 13. The impact of the increase in the volume of classified commercial and industrial loans was partly offset by a decrease in the weighted-average risk grade of pass grade commercial and industrial loans, which decreased to 6.28 at March 31, 2024 from 6.32 at December 31, 2023. The weighted-average risk grade for energy loans decreased to 6.00 at March 31, 2024 from 6.05 at December 31, 2023. Pass-grade energy loans increased $5.3 million while the weighted-average risk grade of such loans decreased from 5.73 at December 31, 2023 to 5.69 at March 31, 2024. The decrease in the weighted-average risk grade on energy loans was also partly the result of a $2.9 million decrease in classified energy loans. The weighted average risk grade for commercial real estate loans increased to 7.32 at March 31, 2024 from 7.24 at December 31, 2023. The increase was primarily related to increases in commercial real estate loans graded as “watch” and “special mention” (together up $213.8 million) and an increase in classified commercial real estate loans (up $55.2 million). Additionally, pass grade commercial real estate loans increased $69.0 million while the weighted-average risk grade of such loans increased from 7.07 at December 31, 2023 to 7.09 at March 31, 2024.
As noted above, our credit loss models utilized the economic forecasts in the Moody's March 2024 Consensus Scenario for our estimated expected credit losses as of March 31, 2024 and the Moody’s December 2023 Consensus Scenario for our estimate of expected credit losses as of December 31, 2023. We qualitatively adjusted the model results based on these scenarios for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor, or Q-Factor, adjustments are discussed below.
Q-Factor adjustments are based upon management's judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of March 31, 2024, modeled expected credit losses were adjusted upwards by a weighted-average Q-Factor adjustment of approximately 4.7%, resulting in a $4.5 million total adjustment, compared to 4.4% at December 31, 2023, which resulted in a $3.9 million total adjustment.

We have also provided additional qualitative adjustments, or management overlays, as of March 31, 2024 as management believes there are still significant risks impacting certain categories of our loan portfolio. Q-Factor and other qualitative adjustments as of March 31, 2024 are detailed in the table below.

	Q-Factor Adjustment	Model Overlays	Office Building Overlays	Down-Side Scenario Overlay	Credit Concentration Overlays	Consumer Overlay	Total
Commercial and industrial	$2,113	$—	$—	$10,439	$5,090	$—	$17,642
Energy	219	—	—	—	5,828	—	6,047
Commercial real estate:
Owner occupied	566	23,771	—	—	225	—	24,562
Non-owner occupied	321	32,044	14,950	—	2,239	—	49,554
Construction	683	32,140	5,906	—	908	—	39,637
Consumer real estate	444	—	—	—	—	—	444
Consumer and other	109	—	—	—	—	2,000	2,109
Total	$4,455	$87,955	$20,856	$10,439	$14,290	$2,000	$139,995
Model overlays are qualitative adjustments to address the effects of risks not captured within our commercial real estate credit loss models. These adjustments are determined based upon minimum reserve ratios for our commercial real estate loans. In the case of our commercial real estate - owner occupied loan portfolio, we determined a minimum reserve ratio is appropriate to address the effect of the model's over-sensitivity to positive changes in certain economic variables. After analysis and benchmarking against peer bank data, we believe the modeled results may be overly optimistic and not appropriately capturing downside risk. As such, we determined that the appropriate forecasted loss rate for our owner-occupied commercial real estate loan portfolio should be more closely aligned with that of our commercial and industrial loan portfolio. In the case of our commercial real estate - non-owner occupied and commercial real estate - construction loan portfolios, we determined minimum reserve ratios are appropriate as we believe the modeled results are not appropriately capturing the downside risk associated with our borrowers' ability to access the capital markets for the sale or refinancing of investor real estate and assets currently under construction. We believe access to capital may be impaired for a significant amount of time. Accordingly, this would require secondary sources of liquidity and capital to support completed projects that may take considerably longer to stabilize than originally underwritten. Furthermore, higher interest rates have presented a new emerging risk as most non-owner occupied and construction loans are originated with floating interest rates.
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
The down-side scenario overlay is a qualitative adjustment for our commercial and industrial loan portfolio to address the significant risk of economic recession as a result of inflation; rising interest rates; labor shortages; disruption in financial markets and global supply chains; further oil price volatility; and the current or anticipated impact of global wars/military conflicts, terrorism, or other geopolitical events. Factors such as these are outside of our control but nonetheless affect customer income levels and could alter anticipated customer behavior, including borrowing, repayment, investment, and deposit practices. To determine this qualitative adjustment, we use an alternative, more pessimistic economic scenario to forecast the macroeconomic variables used in our models. As of March 31, 2024, we used the Moody’s Analytics September S3 Alternative Scenario Downside - 90th Percentile. In modeling expected credit losses using this scenario, we also assume each non-classified loan within our modeled loan pools is downgraded by one risk grade level. The qualitative adjustment is based upon the amount by which the alternative scenario modeling results exceed those of the primary scenario used in estimating credit loss expense, adjusted based upon management's assessment of the probability that this more pessimistic economic scenario will occur.
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
As of December 31, 2023, we provided qualitative adjustments, as detailed in the table below. Further information regarding these qualitative adjustments is provided in our 2023 Form 10-K.

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

	Credit Loss Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Three months ended:
March 31, 2024
Commercial and industrial	$1,992	$(402)	$6,007,791	(0.03)%
Energy	(3,776)	180	951,545	0.08
Commercial real estate	7,610	16	9,175,278	—
Consumer real estate	1,806	(1,487)	2,505,559	(0.24)
Consumer and other	4,018	(5,656)	472,098	(4.82)
Total	$11,650	$(7,349)	$19,112,271	(0.15)
March 31, 2023
Commercial and industrial	$(20,684)	$(5,088)	$5,682,792	(0.36)%
Energy	966	163	1,018,367	0.06
Commercial real estate	25,361	31	8,223,698	—
Consumer real estate	1,283	421	1,911,249	0.09
Consumer and other	5,749	(4,309)	482,955	(3.62)
Total	$12,675	$(8,782)	$17,319,061	(0.21)
We recorded a net credit loss expense related to loans totaling $11.7 million for the three months ended March 31, 2024 while we recorded a net credit loss expense totaling $12.7 million during the same period in 2023. Net credit loss expense/benefit for each portfolio segment reflects the amount needed to adjust the allowance for credit losses allocated to that segment to the level of expected credit losses determined under our allowance methodology after net charge-offs have been recognized.
The net credit loss expense related to loans during the first three months of 2024 primarily reflects an increase in expected credit losses associated with commercial real estate loans, primarily related to an increase in modeled expected credit losses. The net credit loss expense related to loans during the first three months of 2024 also reflects charge-off trends related to commercial and industrial loans as well as consumer real estate and consumer and other loans (primarily related to overdrafts) and the additional expected credit losses associated with our commercial and industrial loan portfolio, which was partly related to increased specific valuation allowances on individually assessed loans. The impact of these items was partly offset by a decrease in expected credit losses associated with energy loans; primarily related to decreases in modeled expected losses and the overlay for credit concentrations; a decrease in the down-side scenario overlay related on commercial and industrial loans, primarily due to a decrease in the expected probability of the downside scenario occurring; and a decrease in the consumer overlay, primarily associated with the model updates discussed in Note 3 - Loans in the accompanying notes to consolidated financial statements.
The ratio of the allowance for credit losses on loans to total loans was 1.29% at March 31, 2024 compared to 1.31% at December 31, 2023. Management believes the recorded amount of the allowance for credit losses on loans is appropriate based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, our estimate of current expected credit losses could also change, which could affect the level of future credit loss expense related to loans.
Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures totaled $53.8 million and $51.8 million at March 31, 2024 and December 31, 2023, respectively. The level of the allowance for credit losses on off-balance-sheet credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio. We recognized a net credit loss expense related to off-balance-sheet credit exposures totaling $2.0 million during the three months ended March 31, 2024 compared to a net credit loss expense of $3.7 million during the same period in 2023. Our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures are further described in our 2023 Form 10-K. This methodology was also impacted by the model updates during the first quarter of 2024 described in Note 3 - Loans in the accompanying notes to consolidated financial statements elsewhere in this report. The overall approximate impact of model updates during the first quarter was a $1.8 million increase in modeled expected credit losses for off-balance-sheet credit exposures.
Capital and Liquidity
Capital. Shareholders’ equity totaled $3.6 billion and $3.7 billion at March 31, 2024 and December 31, 2023, respectively. Sources of capital during the three months ended March 31, 2024 included net income of $135.7 million, $3.7 million related to stock-based compensation and $2.9 million in proceeds from stock option exercises. Uses of capital during the three months ended March 31, 2024 included an other comprehensive loss, net of tax, of $157.1 million; $61.5 million of dividends paid on preferred and common stock; and $2.1 million of treasury stock purchases.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized loss of $1.3 billion at March 31, 2024 compared to a net, after-tax, unrealized loss of $1.1 billion at December 31, 2023. The increase in the net, after-tax, unrealized loss was primarily due to a $157.4 million net, after-tax, decrease in the fair value of securities available for sale.
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
We paid a quarterly dividend of $0.92 per common share during the first quarter of 2024 and a quarterly dividend of $0.87 per common share during the first quarter of 2023. These dividend amounts equate to a common stock dividend payout ratio of 44.6% and 32.2% during the first three months of 2024 and 2023, respectively. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions described in Note 6 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
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

Liquidity. As more fully discussed in our 2023 Form 10-K, our liquidity position is continuously monitored, and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. Our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings as well as maturities of securities and loan amortization. As of March 31, 2024, we had approximately $7.9 billion held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the Federal Home Loan Bank (“FHLB”). As of March 31, 2024, based upon available, pledgeable collateral, our total borrowing capacity with the FHLB was approximately $5.8 billion. Furthermore, at March 31, 2024, we had approximately $9.1 billion in securities that were available to pledge and could be used to support additional borrowings, as needed, through repurchase agreements or the Federal Reserve discount window.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 6 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At March 31, 2024, Cullen/Frost had liquid assets, primarily consisting of cash on deposit at Frost Bank, totaling $329.5 million.
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
Refer to the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2023 Form 10-K. There has been no significant change in the types of market risks we face since December 31, 2023.
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
For modeling purposes, as of March 31, 2024, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.4% and 2.9%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in negative variances in net interest income of 0.9% and 2.6%, respectively, relative to the flat-rate case over the next 12 months. For modeling purposes, as of December 31, 2023, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.7% and 3.5%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in a negative variances in net interest income of 1.3% and 3.0%, respectively, relative to the flat-rate case over the next 12 months.
We do not currently pay interest on a significant portion of our commercial demand deposits. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. Our March 31, 2024 and December 31, 2023 model simulations did not assume any payment of interest on commercial demand deposits (those not already receiving an earnings credit). Management believes, based on our experience during the last interest rate cycle, that it is less likely we will pay interest on these deposits as rates increase.

The model simulations as of March 31, 2024 indicate that our projected balance sheet is less asset sensitive in comparison to our balance sheet as of December 31, 2023. The decreased asset sensitivity was partly due to a decrease in the projected relative proportion of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and federal funds sold to projected average interest-earning assets. Interest-bearing deposits and federal funds sold are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets. The decreased asset sensitivity was also partly due to a decrease in the projected relative proportion of average non-interest bearing customer deposits to projected average total customer deposits and other borrowings.
As of March 31, 2024, the effects of a 200 basis point increase and a 200 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
Item 1A. Risk Factors
There has been no material change in the risk factors disclosed under Item 1A. of our 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2024. Dollar amounts in thousands.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period (2)
January 1, 2024 to January 31, 2024	—		$—	—	$150,000
February 1, 2024 to February 28, 2024	—		—	—	150,000
March 1, 2024 to March 31, 2024	18,193	(1)	113.97	—	150,000
Total	18,193			—
(1)Repurchases made in connection with the vesting of certain share awards.
(2)On January 25, 2024, Cullen/Frost announced that our board of directors authorized a $150.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period expiring on January 24, 2025.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements. None.

Item 6. Exhibits
(a) Exhibits

Exhibit Number	Description
10.1	Form of Restricted Stock Unit Award Agreement (2024 Plan)
10.2	Form of Deferred Stock Unit Award Agreement for Nonemployee Directors (2024 Plan)
31.1	Rule 13a-14(a) Certification of the Corporation's Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Corporation's Chief Financial Officer
32.1(1)	Section 1350 Certification of the Corporation's Chief Executive Officer
32.2(1)	Section 1350 Certification of the Corporation's Chief Financial Officer
101.INS(2)	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	InlineXBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104(3)	Cover Page Interactive Data File

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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	April 25, 2024	By:	/s/ Jerry Salinas
Jerry Salinas
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)