Form 10-Q
period 2024-06-30
CULLEN/FROST BANKERS, INC.
filed 2024-07-25
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2024
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 18, 2024, there were 64,020,978 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
June 30, 2024

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2024	December 31, 2023
Assets:
Cash and due from banks	$612,648	$617,569
Interest-bearing deposits	6,445,461	7,985,057
Federal funds sold	2,025	—
Resell agreements	84,650	84,650
Total cash and cash equivalents	7,144,784	8,687,276
Securities held to maturity, net of allowance for credit losses of $310 at both June 30, 2024 and December 31, 2023	3,586,116	3,619,428
Securities available for sale, at estimated fair value	15,197,638	16,578,371
Trading account securities	32,186	31,717
Loans, net of unearned discounts	19,995,756	18,824,251
Less: Allowance for credit losses on loans	(256,307)	(245,996)
Net loans	19,739,449	18,578,255
Premises and equipment, net	1,221,043	1,190,033
Accrued interest receivable and other assets	1,921,477	2,159,958
Total assets	$48,842,693	$50,845,038

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$13,484,977	$14,926,094
Interest-bearing deposits	26,833,163	26,994,474
Total deposits	40,318,140	41,920,568
Federal funds purchased	35,925	14,200
Repurchase agreements	3,762,942	4,127,188
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	123,155	123,127
Subordinated notes, net of unamortized issuance costs	99,569	99,491
Accrued interest payable and other liabilities	837,157	844,017
Total liabilities	45,176,888	47,128,591

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 150,000 Series B shares ($1,000 liquidation preference) issued at June 30, 2024 and December 31, 2023	145,452	145,452
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,404,582 shares issued at both June 30, 2024 and December 31, 2023	644	644
Additional paid-in capital	1,064,070	1,055,809
Retained earnings	3,810,008	3,657,688
Accumulated other comprehensive income (loss), net of tax	(1,309,344)	(1,119,219)
Treasury stock, at cost; 415,954 shares at June 30, 2024 and 219,295 at December 31, 2023	(45,025)	(23,927)
Total shareholders’ equity	3,665,805	3,716,447
Total liabilities and shareholders’ equity	$48,842,693	$50,845,038
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income:
Loans, including fees	$343,776	$290,552	$674,316	$560,267
Securities:
Taxable	99,012	101,960	197,074	199,735
Tax-exempt	54,579	60,637	109,838	127,271
Interest-bearing deposits	97,639	87,748	198,000	186,993
Federal funds sold	80	305	160	1,063
Resell agreements	1,199	1,126	2,397	2,194
Total interest income	596,285	542,328	1,181,785	1,077,523
Interest expense:
Deposits	159,260	120,266	314,894	218,255
Federal funds purchased	547	412	991	995
Repurchase agreements	36,302	33,114	72,250	66,765
Junior subordinated deferrable interest debentures	2,300	2,106	4,559	4,094
Subordinated notes	1,164	1,164	2,328	2,328
Total interest expense	199,573	157,062	395,022	292,437
Net interest income	396,712	385,266	786,763	785,086
Credit loss expense	15,787	9,901	29,437	19,005
Net interest income after credit loss expense	380,925	375,365	757,326	766,081
Non-interest income:
Trust and investment management fees	41,404	39,392	80,489	75,536
Service charges on deposit accounts	26,114	23,487	50,909	45,366
Insurance commissions and fees	13,919	12,940	32,215	31,892
Interchange and card transaction fees	5,351	5,250	9,825	10,139
Other charges, commissions, and fees	13,020	12,090	25,080	23,794
Net gain (loss) on securities transactions	—	33	—	54
Other	11,382	10,336	24,049	22,012
Total non-interest income	111,190	103,528	222,567	208,793
Non-interest expense:
Salaries and wages	151,237	133,195	299,237	263,540
Employee benefits	28,802	26,792	64,772	60,714
Net occupancy	32,374	31,714	64,152	62,063
Technology, furniture, and equipment	35,951	33,043	70,946	65,524
Deposit insurance	8,383	6,202	23,107	12,447
Other	60,217	54,096	120,967	105,896
Total non-interest expense	316,964	285,042	643,181	570,184
Income before income taxes	175,151	193,851	336,712	404,690
Income taxes	29,652	31,733	55,523	64,919
Net income	145,499	162,118	281,189	339,771
Preferred stock dividends	1,669	1,669	3,338	3,338
Net income available to common shareholders	$143,830	$160,449	$277,851	$336,433

Earnings per common share:
Basic	$2.21	$2.47	$4.27	$5.18
Diluted	2.21	2.47	4.27	5.17
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$145,499	$162,118	$281,189	$339,771
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	(42,111)	(206,863)	(241,186)	53,406
Change in net unrealized gain on securities transferred to held to maturity	(157)	(162)	(316)	(322)
Reclassification adjustment for net (gains) losses included in net income	—	(33)	—	(54)
Total securities available for sale and transferred securities	(42,268)	(207,058)	(241,502)	53,030
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	419	870	837	1,740
Total defined-benefit post-retirement benefit plans	419	870	837	1,740
Other comprehensive income (loss), before tax	(41,849)	(206,188)	(240,665)	54,770
Deferred tax expense (benefit)	(8,788)	(43,299)	(50,540)	11,503
Other comprehensive income (loss), net of tax	(33,061)	(162,889)	(190,125)	43,267
Comprehensive income (loss)	$112,438	$(771)	$91,064	$383,038
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Three months ended:
June 30, 2024
Balance at beginning of period	$145,452	$644	$1,059,547	$3,726,559	$(1,276,283)	$(17,739)	$3,638,180
Net income	—	—	—	145,499	—	—	145,499
Other comprehensive income (loss), net of tax	—	—	—	—	(33,061)	—	(33,061)
Stock option exercises/stock unit conversions (38,452 shares)	—	—	—	(573)	—	2,867	2,294
Stock-based compensation expense recognized in earnings	—	—	4,523	—	—	—	4,523
Purchase of treasury stock (301,094 shares)	—	—	—	—	—	(30,153)	(30,153)
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,669)	—	—	(1,669)
Cash dividends – common stock ($0.92 per share)	—	—	—	(59,808)	—	—	(59,808)
Balance at end of period	$145,452	$644	$1,064,070	$3,810,008	$(1,309,344)	$(45,025)	$3,665,805

June 30, 2023
Balance at beginning of period	$145,452	$644	$1,035,961	$3,428,991	$(1,142,138)	$(1,109)	$3,467,801
Net income	—	—	—	162,118	—	—	162,118
Other comprehensive income (loss), net of tax	—	—	—	—	(162,889)	—	(162,889)
Stock option exercises/stock unit conversions (13,626 shares)	—	—	—	(491)	—	1,437	946
Stock-based compensation expense recognized in earnings	—	—	4,793	—	—	—	4,793
Purchase of treasury stock (289,149 shares)	—	—	—	—	—	(27,951)	(27,951)
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,669)	—	—	(1,669)
Cash dividends – common stock ($0.87 per share)	—	—	—	(56,407)	—	—	(56,407)
Balance at end of period	$145,452	$644	$1,040,754	$3,532,542	$(1,305,027)	$(27,623)	$3,386,742
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Six months ended:
June 30, 2024
Balance at beginning of period	$145,452	$644	$1,055,809	$3,657,688	$(1,119,219)	$(23,927)	$3,716,447
Net income	—	—	—	281,189	—	—	281,189
Other comprehensive income (loss), net of tax	—	—	—	—	(190,125)	—	(190,125)
Stock option exercises/stock unit conversions (122,628 shares)	—	—	—	(5,919)	—	11,128	5,209
Stock-based compensation expense recognized in earnings	—	—	8,261	—	—	—	8,261
Purchase of treasury stock (319,287 shares)	—	—	—	—	—	(32,226)	(32,226)
Cash dividends – Series B preferred stock (approximately $22.25 per share which is equivalent to approximately $0.56 per depositary share)	—	—	—	(3,338)	—	—	(3,338)
Cash dividends – common stock ($1.84 per share)	—	—	—	(119,612)	—	—	(119,612)
Balance at end of period	$145,452	$644	$1,064,070	$3,810,008	$(1,309,344)	$(45,025)	$3,665,805

June 30, 2023
Balance at beginning of period	$145,452	$643	$1,029,756	$3,309,671	$(1,348,294)	$—	$3,137,228
Net income	—	—	—	339,771	—	—	339,771
Other comprehensive income (loss), net of tax	—	—	—	—	43,267	—	43,267
Stock option exercises/stock unit conversions (64,013 shares)	—	1	1,463	(519)	—	1,501	2,446
Stock-based compensation expense recognized in earnings	—	—	9,535	—	—	—	9,535
Purchase of treasury stock (298,332 shares)	—	—	—	—	—	(29,124)	(29,124)
Cash dividends – Series B preferred stock (approximately $22.25 per share which is equivalent to approximately $0.56 per depositary share)	—	—	—	(3,338)	—	—	(3,338)
Cash dividends – common stock ($1.74 per share)	—	—	—	(113,043)	—	—	(113,043)
Balance at end of period	$145,452	$644	$1,040,754	$3,532,542	$(1,305,027)	$(27,623)	$3,386,742
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net income	$281,189	$339,771
Adjustments to reconcile net income to net cash from operating activities:
Credit loss expense	29,437	19,005
Deferred tax expense (benefit)	(7,713)	(2,489)
Accretion of loan discounts	(10,245)	(9,265)
Securities premium amortization (discount accretion), net	24,786	36,919
Net (gain) loss on securities transactions	—	(54)
Depreciation and amortization	40,695	37,076
Net (gain) loss on sale/write-down of assets/foreclosed assets	110	(283)
Stock-based compensation	8,261	9,535
Net tax benefit from stock-based compensation	621	469
Earnings on life insurance policies	(1,840)	(1,387)
Net change in:
Trading account securities	(175)	335
Lease right-of-use assets	12,473	11,193
Accrued interest receivable and other assets	287,609	59,051
Accrued interest payable and other liabilities	(47,195)	(176,718)
Net cash from operating activities	618,013	323,158
Investing Activities:
Securities held to maturity:
Purchases	—	(1,141,443)
Maturities, calls and principal repayments	31,325	92,547
Securities available for sale:
Purchases	(3,757,122)	(7,607,014)
Sales	—	1,543,355
Maturities, calls and principal repayments	4,902,271	7,077,003
Proceeds from sale of loans	1,191	2,215
Net change in loans	(1,179,526)	(602,902)
Benefits received on life insurance policies	1,063	1,000
Proceeds from sales of premises and equipment	9	1,179
Purchases of premises and equipment	(64,800)	(85,156)
Proceeds from sales of repossessed properties	—	583
Net cash from investing activities	(65,589)	(718,633)
Financing Activities:
Net change in deposits	(1,602,428)	(3,253,366)
Net change in short-term borrowings	(342,521)	(1,128,896)
Proceeds from stock option exercises	5,209	2,446
Purchase of treasury stock	(32,226)	(29,124)
Cash dividends paid on preferred stock	(3,338)	(3,338)
Cash dividends paid on common stock	(119,612)	(113,043)
Net cash from financing activities	(2,094,916)	(4,525,321)
Net change in cash and cash equivalents	(1,542,492)	(4,920,796)
Cash and cash equivalents at beginning of period	8,687,276	12,028,132
Cash and cash equivalents at end of period	$7,144,784	$7,107,336

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
Cash Flow Reporting. Additional cash flow information was as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for interest	$389,432	$270,358
Cash paid for income taxes	62,000	66,500
Significant non-cash transactions:
Unsettled securities transactions	29,011	10,988
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	9,218	8,914
Accounting Changes, Reclassifications and Restatements. Certain items in prior financial statements have been reclassified to conform to the current presentation.

Note 2 - Securities
Securities - Held to Maturity. A summary of the amortized cost, fair value and allowance for credit losses related to securities held to maturity as of June 30, 2024 and December 31, 2023 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses	Net Carrying Amount
June 30, 2024
Residential mortgage-backed securities	$1,225,779	$—	$74,853	$1,150,926	$—	$1,225,779
States and political subdivisions	2,359,147	17,319	111,929	2,264,537	(310)	2,358,837
Other	1,500	—	26	1,474	—	1,500
Total	$3,586,426	$17,319	$186,808	$3,416,937	$(310)	$3,586,116
December 31, 2023
Residential mortgage-backed securities	$1,250,431	$76	$54,175	$1,196,332	$—	$1,250,431
States and political subdivisions	2,367,807	42,990	76,540	2,334,257	(310)	2,367,497
Other	1,500	—	45	1,455	—	1,500
Total	$3,619,738	$43,066	$130,760	$3,532,044	$(310)	$3,619,428
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. The carrying value of held-to-maturity securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $1.3 billion and $1.0 billion at June 30, 2024 and December 31, 2023, respectively. Accrued interest receivable on held-to-maturity securities totaled $38.2 million and $40.9 million at June 30, 2024 and December 31, 2023, respectively and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
From time to time, we have reclassified certain securities from available for sale to held to maturity. The net unamortized, unrealized gain remaining on transferred securities included in accumulated other comprehensive income in the accompanying balance sheet totaled $835 thousand ($660 thousand, net of tax) at June 30, 2024 and $1.2 million ($909 thousand, net of tax) at December 31, 2023. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by States and political subdivisions and other securities as of June 30, 2024 and December 31, 2023:

	States and Political Subdivisions
	Not Guaranteed or Pre-Refunded	Guaranteed by the Texas PSF	Guaranteed by Third Party	Pre-Refunded	Total	Other Securities
June 30, 2024
Aaa/AAA	$301,518	$1,538,227	$13,645	$1,090	$1,854,480	$—
Aa/AA	498,557	—	6,110	—	504,667	—
Not rated	—	—	—	—	—	1,500
Total	$800,075	$1,538,227	$19,755	$1,090	$2,359,147	$1,500
December 31, 2023
Aaa/AAA	$301,721	$1,541,913	$13,651	$1,401	$1,858,686	$—
Aa/AA	503,016	—	6,105	—	509,121	—
Not rated	—	—	—	—	—	1,500
Total	$804,737	$1,541,913	$19,756	$1,401	$2,367,807	$1,500

The following table details activity in the allowance for credit losses on held-to-maturity securities during the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$310	$262	$310	$158
Credit loss expense (benefit)	—	5	—	109
Ending balance	$310	$267	$310	$267
Securities - Available for Sale. A summary of the amortized cost, fair value and allowance for credit losses related to securities available for sale as of June 30, 2024 and December 31, 2023 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
June 30, 2024
U.S. Treasury	$4,184,938	$—	$302,607	$—	$3,882,331
Residential mortgage-backed securities	7,567,795	2,840	1,033,208	—	6,537,427
States and political subdivisions	5,030,087	2,316	297,494	—	4,734,909
Other	42,971	—	—	—	42,971
Total	$16,825,791	$5,156	$1,633,309	$—	$15,197,638
December 31, 2023
U.S. Treasury	$5,212,894	$—	$285,305	$—	$4,927,589
Residential mortgage-backed securities	7,463,954	9,066	876,338	—	6,596,682
States and political subdivisions	5,245,721	5,762	240,152	—	5,011,331
Other	42,769	—	—	—	42,769
Total	$17,965,338	$14,828	$1,401,795	$—	$16,578,371
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At June 30, 2024, all of the securities in our available for sale municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 72.9% are either guaranteed by the Texas Permanent School Fund (“PSF”) or have been pre-refunded. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of available-for-sale securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $5.3 billion and $6.1 billion at June 30, 2024 and December 31, 2023, respectively. Accrued interest receivable on available-for-sale securities totaled $105.2 million and $114.9 million at June 30, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The table below summarizes, as of June 30, 2024, securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by type of security and length of time in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$3,882,331	$302,607	$3,882,331	$302,607
Residential mortgage-backed securities	508,001	5,469	5,561,705	1,027,739	6,069,706	1,033,208
States and political subdivisions	683,217	7,567	3,875,534	289,927	4,558,751	297,494
Total	$1,191,218	$13,036	$13,319,570	$1,620,273	$14,510,788	$1,633,309
As of June 30, 2024, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.
Contractual Maturities. The following table summarizes the maturity distribution schedule of securities held to maturity and securities available for sale as of June 30, 2024. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
Held To Maturity
Amortized Cost
Residential mortgage-backed securities	$—	$43,600	$467,780	$714,399	$1,225,779
States and political subdivisions	9,095	4,273	51,899	2,293,880	2,359,147
Other	1,500	—	—	—	1,500
Total	$10,595	$47,873	$519,679	$3,008,279	$3,586,426
Estimated Fair Value
Residential mortgage-backed securities	$—	$38,538	$416,882	$695,506	$1,150,926
States and political subdivisions	9,068	4,254	49,314	2,201,901	2,264,537
Other	1,474	—	—	—	1,474
Total	$10,542	$42,792	$466,196	$2,897,407	$3,416,937
Available For Sale
Amortized Cost
U. S. Treasury	$1,173,271	$2,621,114	$197,956	$192,597	$4,184,938
Residential mortgage-backed securities	702	1,118	13,084	7,552,891	7,567,795
States and political subdivisions	176,288	248,998	830,750	3,774,051	5,030,087
Other	—	—	—	—	42,971
Total	$1,350,261	$2,871,230	$1,041,790	$11,519,539	$16,825,791
Estimated Fair Value
U. S. Treasury	$1,152,647	$2,428,473	$163,742	$137,469	$3,882,331
Residential mortgage-backed securities	696	1,121	13,116	6,522,494	6,537,427
States and political subdivisions	175,880	244,313	787,791	3,526,925	4,734,909
Other	—	—	—	—	42,971
Total	$1,329,223	$2,673,907	$964,649	$10,186,888	$15,197,638
Sales of Securities. Sales of available for sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Proceeds from sales	$—	$659,082	$—	$1,543,355
Gross realized gains	—	561	—	5,417
Gross realized losses	—	(528)	—	(5,363)
Tax (expense) benefit of securities gains/losses	—	(7)	—	(11)
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Premium amortization	$(16,570)	$(21,242)	$(34,523)	$(47,167)
Discount accretion	5,032	4,843	9,737	10,248
Net (premium amortization) discount accretion	$(11,538)	$(16,399)	$(24,786)	$(36,919)

Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	June 30, 2024	December 31, 2023
U.S. Treasury	$31,400	$30,265
States and political subdivisions	786	1,452
Total	$32,186	$31,717
Net gains and losses on trading account securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net gain on sales transactions	$1,223	$903	$2,382	$1,871
Net mark-to-market gains (losses)	(82)	(10)	(101)	(27)
Net gain (loss) on trading account securities	$1,141	$893	$2,281	$1,844
Note 3 - Loans
Loans were as follows:

	June 30, 2024	December 31, 2023
Commercial and industrial	$6,210,179	$5,967,182
Energy:
Production	858,990	681,568
Service	209,658	194,126
Other	28,009	61,043
Total energy	1,096,657	936,737
Commercial real estate:
Commercial mortgages	6,955,118	6,746,709
Construction	1,997,545	1,680,724
Land	542,549	555,211
Total commercial real estate	9,495,212	8,982,644
Consumer real estate:
Home equity lines of credit	832,307	792,876
Home equity loans	790,727	694,966
Home improvement loans	813,799	765,887
Other	303,895	206,997
Total consumer real estate	2,740,728	2,460,726
Total real estate	12,235,940	11,443,370
Consumer and other	452,980	476,962
Total loans	$19,995,756	$18,824,251
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston, and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of June 30, 2024, there were no concentrations of loans related to any single industry in excess of 10% of total loans. At that date, the largest industry concentrations were related to the automobile dealerships industry, which totaled 5.8% of total loans and the energy industry, which totaled 5.4% of total loans. Unfunded commitments to extend credit and standby letters of credit issued to customers in the automobile dealership industry totaled $490.4 million and $20.3 million, respectively, as of June 30, 2024, while unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.0 billion and $65.8 million, respectively, as of June 30, 2024.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2024 or December 31, 2023.

Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers, and their affiliates (collectively referred to as “related parties”). Such loans totaled $281.0 million at June 30, 2024 and $416.1 million at December 31, 2023.
Accrued Interest Receivable. Accrued interest receivable on loans totaled $96.2 million and $90.8 million at June 30, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.
Non-accrual loans, segregated by class of loans, were as follows:

	June 30, 2024		December 31, 2023
	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$26,329	$8,044	$19,545	$5,391
Energy	9,147	6,045	11,500	7,398
Commercial real estate:
Buildings, land, and other	33,092	14,099	22,420	4,983
Construction	—	—	—	—
Consumer real estate	6,419	4,188	7,442	5,160
Consumer and other	—	—	—	—
Total	$74,987	$32,376	$60,907	$22,932
The following table presents non-accrual loans as of June 30, 2024 by class and year of origination.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$746	$3,764	$1,159	$3,066	$514	$2,197	$2,149	$12,734	$26,329
Energy	4,522	—	—	—	56	1,321	3,102	146	9,147
Commercial real estate:
Buildings, land, and other	328	20,115	3,027	5,374	—	1,411	2,837	—	33,092
Construction	—	—	—	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	6,419	—	—	6,419
Consumer and other	—	—	—	—	—	—	—	—	—
Total	$5,596	$23,879	$4,186	$8,440	$570	$11,348	$8,088	$12,880	$74,987
In the table above, loans reported as 2024 originations as of June 30, 2024 were, for the most part, first originated in years prior to 2024 but were renewed in the current year. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $1.3 million and $2.5 million for the three and six months ended June 30, 2024 and approximately $835 thousand and $1.4 million for the three and six months ended June 30, 2023.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of June 30, 2024 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$38,806	$24,640	$63,446	$6,146,733	$6,210,179	$5,568
Energy	—	4,625	4,625	1,092,032	1,096,657	—
Commercial real estate:
Buildings, land, and other	20,272	14,620	34,892	7,462,775	7,497,667	1,687
Construction	24,535	—	24,535	1,973,010	1,997,545	—
Consumer real estate	17,659	8,819	26,478	2,714,250	2,740,728	4,707
Consumer and other	5,734	577	6,311	446,669	452,980	577
Total	$107,006	$53,281	$160,287	$19,835,469	$19,995,756	$12,539
Modifications to Borrowers Experiencing Financial Difficulty. From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. The period-end balance of loan modifications, segregated by type of modification, to borrowers experiencing financial difficulty during the six months ended June 30, 2024 and 2023 are set forth in the table below, regardless of whether such modifications resulted in a new loan. There were no commitments to lend additional funds to these borrowers at June 30, 2024.

	Combination: Payment Delay and Term Extension	Percent of Total Class of Loans
June 30, 2024
Commercial and industrial	$27,731	0.4%
June 30, 2023
Commercial and industrial	$16,020	0.3%
Commercial real estate:
Buildings, land, and other	20,466	0.3
	$36,486	0.2
The financial effects of the loan modifications made to borrowers experiencing financial difficulty were not significant during the six months ended June 30, 2024 and June 30, 2023. Furthermore, such modifications did not significantly impact our determination of the allowance for credit losses during those periods.
Information as of June 30, 2024 and June 30, 2023 related to loans modified (by type of modification) in the preceding twelve months, respectively, whereby the borrower was experiencing financial difficulty at the time of modification is set forth in the following table.

	June 30, 2024	June 30, 2023
	Combination: Payment Delay and Term Extension	Combination: Payment Delay and Term Extension
Past due in excess of 90 days or on non-accrual status at period-end:
Commercial and industrial	$—	$16,020
Commercial real estate:
Buildings, land, and other	—	20,466
	$—	$36,486
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

We utilize a risk grading matrix to assign a risk grade to each of our commercial loans. Loans are graded on a scale of 1 to 14. A description of the general characteristics of the 14 risk grades is set forth in our 2023 Form 10-K. We monitor portfolio credit quality by the weighted-average risk grade of each class of commercial loan. Individual relationship managers, under the oversight of credit administration, review updated financial information for all pass grade loans to reassess the risk grade on at least an annual basis. When a loan has a risk grade of 9, it is still considered a pass grade loan; however, it is considered to be on management’s “watch list,” where a significant risk-modifying action is anticipated in the near term. When a loan has a risk grade of 10 or higher, a special assets officer monitors the loan on an on-going basis. The following table presents weighted-average risk grades for all commercial loans, by class and year of origination/renewal, as of June 30, 2024.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Commercial and industrial
Risk grades 1-8	$1,095,611	$672,837	$566,640	$340,735	$310,052	$316,544	$2,208,140	$45,210	$5,555,769	6.40
Risk grade 9	16,980	9,095	65,217	10,609	5,220	9,906	92,920	4,372	214,319	9.00
Risk grade 10	1,114	434	14,799	687	218	12,285	43,049	3,775	76,361	10.00
Risk grade 11	93,737	32,948	20,080	36,358	5,840	2,046	140,163	6,229	337,401	11.00
Risk grade 12	746	2,474	1,015	3,062	503	2,197	646	9,658	20,301	12.00
Risk grade 13	—	1,290	144	4	11	—	1,503	3,076	6,028	13.00
	$1,208,188	$719,078	$667,895	$391,455	$321,844	$342,978	$2,486,421	$72,320	$6,210,179	6.81
W/A risk grade	7.27	6.93	7.29	7.32	5.72	6.07	6.53	8.52	6.81
Energy
Risk grades 1-8	$300,048	$34,672	$49,350	$49,328	$3,927	$5,041	$597,664	$6,669	$1,046,699	5.63
Risk grade 9	—	1,342	3,634	755	—	414	23,888	652	30,685	9.00
Risk grade 10	—	—	—	21	—	694	4,100	—	4,815	10.00
Risk grade 11	—	—	2,075	—	72	2,945	—	219	5,311	11.00
Risk grade 12	4,522	—	—	—	56	1,321	402	146	6,447	12.00
Risk grade 13	—	—	—	—	—	—	2,700	—	2,700	13.00
	$304,570	$36,014	$55,059	$50,104	$4,055	$10,415	$628,754	$7,686	$1,096,657	5.83
W/A risk grade	6.11	6.80	7.00	5.88	6.56	9.00	5.44	7.32	5.83
Commercial real estate:
Buildings, land, other
Risk grades 1-8	$675,926	$1,431,165	$1,485,228	$1,150,261	$706,667	$1,153,397	$119,008	$96,456	$6,818,108	7.05
Risk grade 9	4,176	5,529	128,935	35,986	7,420	38,849	43,689	61,767	326,351	9.00
Risk grade 10	5,047	24,596	53,834	18,244	15,912	11,330	1,723	—	130,686	10.00
Risk grade 11	5,177	8,854	37,368	24,337	21,975	91,719	—	—	189,430	11.00
Risk grade 12	328	15,965	3,027	5,152	—	1,411	2,593	—	28,476	12.00
Risk grade 13	—	4,150	—	222	—	—	244	—	4,616	13.00
	$690,654	$1,490,259	$1,708,392	$1,234,202	$751,974	$1,296,706	$167,257	$158,223	$7,497,667	7.31
W/A risk grade	7.21	7.31	7.39	7.34	7.17	7.18	8.02	7.53	7.31
Construction
Risk grades 1-8	$247,162	$475,920	$575,573	$119,299	$28,003	$1,296	$149,756	$165	$1,597,174	7.32
Risk grade 9	90,634	5,282	26,585	118,546	—	—	5,650	—	246,697	9.00
Risk grade 10	13,601	34,842	13,513	49,088	—	—	—	—	111,044	10.00
Risk grade 11	—	—	31,500	11,130	—	—	—	—	42,630	11.00
Risk grade 12	—	—	—	—	—	—	—	—	—	12.00
Risk grade 13	—	—	—	—	—	—	—	—	—	13.00
	$351,397	$516,044	$647,171	$298,063	$28,003	$1,296	$155,406	$165	$1,997,545	7.75
W/A risk grade	7.68	7.54	7.83	8.70	2.53	6.81	7.46	6.98	7.75
Total commercial real estate	$1,042,051	$2,006,303	$2,355,563	$1,532,265	$779,977	$1,298,002	$322,663	$158,388	$9,495,212	7.40
W/A risk grade	7.36	7.37	7.51	7.61	7.00	7.18	7.75	7.53	7.40
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

	Commercial and Industrial		Energy		Commercial Real Estate - Buildings, Land and Other		Commercial Real Estate - Construction		Total Commercial Real Estate
	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans
Risk grades 1-8	6.32	$5,507,878	5.73	$871,221	7.03	$6,895,358	7.27	$1,526,086	7.07	$8,421,444
Risk grade 9	9.00	205,244	9.00	27,643	9.00	173,470	9.00	127,102	9.00	300,572
Risk grade 10	10.00	109,254	10.00	818	10.00	96,601	10.00	17,035	10.00	113,636
Risk grade 11	11.00	125,261	11.00	25,555	11.00	114,071	11.00	10,501	11.00	124,572
Risk grade 12	12.00	17,102	12.00	8,800	12.00	19,770	12.00	—	12.00	19,770
Risk grade 13	13.00	2,443	13.00	2,700	13.00	2,650	13.00	—	13.00	2,650
Total	6.60	$5,967,182	6.05	$936,737	7.20	$7,301,920	7.45	$1,680,724	7.24	$8,982,644
Information about the payment status of consumer loans, segregated by portfolio segment and year of origination, as of June 30, 2024 was as follows:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$158	$450	$1,396	$2,151	$1,005	$4,813	$7,284	$402	$17,659
Past due 90 or more days	—	565	772	309	60	772	2,624	3,717	8,819
Total past due	158	1,015	2,168	2,460	1,065	5,585	9,908	4,119	26,478
Current loans	314,290	575,925	410,016	263,679	158,204	173,773	810,696	7,667	2,714,250
Total	$314,448	$576,940	$412,184	$266,139	$159,269	$179,358	$820,604	$11,786	$2,740,728
Consumer and other:
Past due 30-89 days	$2,429	$174	$231	$122	$118	$64	$2,559	$37	$5,734
Past due 90 or more days	217	—	16	1	—	—	162	181	577
Total past due	2,646	174	247	123	118	64	2,721	218	6,311
Current loans	35,410	40,943	19,574	3,921	2,691	1,457	319,622	23,051	446,669
Total	$38,056	$41,117	$19,821	$4,044	$2,809	$1,521	$322,343	$23,269	$452,980
Period-end balances for revolving loans that converted to term during the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commercial and industrial	$10,557	$3,835	$24,813	$14,606
Energy	604	—	646	2,567
Commercial real estate:
Buildings, land and other	65,642	5,944	66,238	5,944
Construction	165	—	165	—
Consumer real estate	971	1,064	1,703	1,743
Consumer and other	3,541	1,669	6,094	3,671
Total	$81,480	$12,512	$99,659	$28,531
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2023 Form 10-K, totaled 116.9 at June 30, 2024 and 127.2 at December 31, 2023. A lower TLI value implies less favorable economic conditions.

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
The following table presents details of the allowance for credit losses on loans segregated by loan portfolio segment as of June 30, 2024 and December 31, 2023.

June 30, 2024	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Modeled expected credit losses	$56,937	$3,841	$20,961	$14,508	$7,415	$103,662
Q-Factor and other qualitative adjustments	15,589	4,944	114,443	508	3,126	138,610
Specific allocations	6,028	2,700	4,616	691	—	14,035
Total	$78,554	$11,485	$140,020	$15,707	$10,541	$256,307
December 31, 2023
Modeled expected credit losses	$50,959	$7,838	$15,443	$12,364	$5,969	$92,573
Q-Factor and other qualitative adjustments	20,612	7,276	112,505	433	4,071	144,897
Specific allocations	2,435	2,700	2,650	741	—	8,526
Total	$74,006	$17,814	$130,598	$13,538	$10,040	$245,996

The following table details activity in the allowance for credit losses on loans by portfolio segment for the three and six months ended June 30, 2024 and 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
June 30, 2024
Beginning balance	$75,596	$14,218	$138,224	$13,857	$8,402	$250,297
Credit loss expense (benefit)	6,936	(3,038)	1,903	2,175	7,760	15,736
Charge-offs	(4,282)	(79)	(122)	(408)	(8,360)	(13,251)
Recoveries	304	384	15	83	2,739	3,525
Net (charge-offs) recoveries	(3,978)	305	(107)	(325)	(5,621)	(9,726)
Ending balance	$78,554	$11,485	$140,020	$15,707	$10,541	$256,307
June 30, 2023
Beginning balance	78,465	19,191	115,693	9,708	8,457	$231,514
Credit loss expense (benefit)	2,404	(4,433)	5,133	3,822	5,007	11,933
Charge-offs	(7,136)	(518)	—	(1,080)	(7,016)	(15,750)
Recoveries	1,433	689	100	585	3,115	5,922
Net (charge-offs) recoveries	(5,703)	171	100	(495)	(3,901)	(9,828)
Ending balance	$75,166	$14,929	$120,926	$13,035	$9,563	$233,619
Six months ended:
June 30, 2024
Beginning balance	$74,006	$17,814	$130,598	$13,538	$10,040	$245,996
Credit loss expense (benefit)	8,928	(6,814)	9,513	3,981	11,778	27,386
Charge-offs	(6,426)	(79)	(122)	(2,077)	(16,617)	(25,321)
Recoveries	2,046	564	31	265	5,340	8,246
Net (charge-offs) recoveries	(4,380)	485	(91)	(1,812)	(11,277)	(17,075)
Ending balance	$78,554	$11,485	$140,020	$15,707	$10,541	$256,307
June 30, 2023
Beginning balance	104,237	18,062	90,301	8,004	7,017	$227,621
Credit loss expense (benefit)	(18,280)	(3,467)	30,494	5,105	10,756	24,608
Charge-offs	(13,316)	(518)	—	(1,330)	(13,958)	(29,122)
Recoveries	2,525	852	131	1,256	5,748	10,512
Net (charge-offs) recoveries	(10,791)	334	131	(74)	(8,210)	(18,610)
Ending balance	$75,166	$14,929	$120,926	$13,035	$9,563	$233,619
The following table presents year-to-date gross charge-offs by year of origination as of June 30, 2024.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$—	$471	$676	$467	$401	$625	$2,902	$884	$6,426
Energy	—	79	—	—	—	—	—	—	79
Commercial real estate:
Buildings, land and other	—	—	122	—	—	—	—	—	122
Construction	—	—	—	—	—	—	—	—	—
Consumer real estate	—	—	148	253	—	384	1,225	67	2,077
Consumer and other	9,369	5,713	131	4	4	51	1,332	13	16,617
Total	$9,369	$6,263	$1,077	$724	$405	$1,060	$5,459	$964	$25,321
In the table above, $9.4 million of the consumer and other loan charge-offs reported as 2024 originations and $5.5 million of the total reported as 2023 originations were related to deposit overdrafts.

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment, as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial and industrial	$25,508	$6,028	$18,670	$2,435
Energy	9,001	2,700	11,353	2,700
Commercial real estate:
Buildings, land and other	32,316	4,616	21,373	2,650
Construction	—	—	—	—
Consumer real estate	5,807	691	7,235	741
Consumer and other	—	—	—	—
Total	$72,632	$14,035	$58,631	$8,526
Note 4 - Deposits
Deposits were as follows:

	June 30, 2024	December 31, 2023
Non-interest-bearing demand deposits	$13,484,977	$14,926,094
Interest-bearing deposits:
Savings and interest checking	9,629,146	10,512,637
Money market accounts	10,899,993	10,997,279
Time accounts	6,304,024	5,484,558
Total interest-bearing deposits	26,833,163	26,994,474
Total deposits	$40,318,140	$41,920,568
The table below presents additional information about our deposits. Public funds in excess of deposit insurance limits are included in the totals for deposits not covered by insurance; however, such deposits are generally fully collateralized by securities.

	June 30, 2024	December 31, 2023
Deposits from foreign sources (primarily Mexico)	$1,114,319	$1,061,701
Non-interest-bearing public funds deposits	451,472	675,016
Interest-bearing public funds deposits	636,415	630,455
Total deposits not covered by deposit insurance	20,774,932	22,393,786
Time deposits not covered by deposit insurance	2,721,625	2,339,716
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
Financial instruments with off-balance-sheet risk were as follows:

	June 30, 2024	December 31, 2023
Commitments to extend credit	$11,908,533	$12,195,073
Standby letters of credit	404,673	438,635
Deferred standby letter of credit fees	2,614	2,912

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
The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$53,751	$54,918	$51,751	$58,593
Credit loss expense (benefit)	51	(2,037)	2,051	(5,712)
Ending balance	$53,802	$52,881	$53,802	$52,881
Lease Commitments. We lease certain office facilities and office equipment under operating leases. The components of total lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of lease right-of-use assets	$8,829	$8,747	$17,619	$17,512
Short-term lease expense	394	493	719	902
Non-lease components (including taxes, insurance, common maintenance, etc.)	3,466	3,662	7,015	7,043
Total	$12,689	$12,902	$25,353	$25,457
Right-of-use lease assets totaled $277.2 million at June 30, 2024 and $280.5 million at December 31, 2023 and are reported as a component of premises and equipment on our accompanying consolidated balance sheets. The related lease liabilities totaled $313.8 million at June 30, 2024 and $316.4 million at December 31, 2023 and are reported as a component of accrued interest payable and other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $8.9 million and $17.0 million during the three and six months ended June 30, 2024, respectively, and $8.2 million and $16.6 million during the three and six months ended June 30, 2023, respectively. There has been no significant change in our expected future minimum lease payments since December 31, 2023. See the 2023 Form 10-K for information regarding these commitments.
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
Cullen/Frost’s and Frost Bank’s Common Equity Tier 1 capital (“CET1”) includes common stock and related paid-in capital, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in CET1. We also elected to exclude the effects of credit loss accounting under CECL from CET1 for a five-year transitional period, as further discussed in our 2023 Form 10-K. This CECL transitional adjustment totaled $15.4 million and $30.8 million at June 30, 2024 and December 31, 2023, respectively. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Frost Bank's CET1 is also reduced by its equity investment in its financial subsidiary, Frost Insurance Agency (“FIA”).
Tier 1 capital includes CET1 and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital included $145.5 million of 4.450% non-cumulative perpetual preferred stock at June 30, 2024 and December 31, 2023, the details of which are further discussed below. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at June 30, 2024 or December 31, 2023. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowances for credit losses on securities, loans, and off-balance-sheet credit exposures. Tier 2 capital for Cullen/Frost also includes the permissible portion of qualified subordinated debt (which decreases 20.0% per year during the final five years of the term of the notes) totaling $40.0 million at June 30, 2024 and $60.0 million at December 31, 2023 and trust preferred securities totaling $120.0 million at both June 30, 2024 and December 31, 2023.
The following table presents actual and required capital ratios as of June 30, 2024 and December 31, 2023 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2023 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Required to be Considered Well- Capitalized (1)
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2024
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$4,164,990	13.35%	$2,183,331	7.00%	N/A	N/A
Frost Bank	4,228,311	13.56	2,182,110	7.00	$2,026,245	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,310,442	13.82	2,651,188	8.50	1,871,427	6.00
Frost Bank	4,228,311	13.56	2,649,705	8.50	2,493,840	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	4,763,514	15.27	3,274,997	10.50	3,119,044	10.00
Frost Bank	4,521,383	14.50	3,273,165	10.50	3,117,300	10.00
Leverage Ratio
Cullen/Frost	4,310,442	8.62	1,999,776	4.00	N/A	N/A
Frost Bank	4,228,311	8.46	1,999,934	4.00	2,499,918	5.00

December 31, 2023
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$4,036,945	13.25%	$2,132,516	7.00%	N/A	N/A
Frost Bank	4,057,111	13.33	2,129,784	7.00	$1,977,656	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,182,397	13.73	2,589,484	8.50	1,827,871	6.00
Frost Bank	4,057,111	13.33	2,586,166	8.50	2,434,038	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	4,625,760	15.18	3,198,774	10.50	3,046,452	10.00
Frost Bank	4,320,474	14.20	3,194,676	10.50	3,042,548	10.00
Leverage Ratio
Cullen/Frost	4,182,397	8.35	2,003,020	4.00	N/A	N/A
Frost Bank	4,057,111	8.10	2,003,152	4.00	2,503,940	5.00
____________________
(1)“Well-capitalized” minimum Common Equity Tier 1 to Risk-Weighted Assets and Leverage Ratio are not formally defined under applicable banking regulations for bank holding companies.
As of June 30, 2024, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Based on the ratios presented above, capital levels as of June 30, 2024 at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well-capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2024, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
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
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. The purpose of such plans and the manner in which shares are repurchased is discussed in more detail in our 2023 Form 10-K. Most recently, on January 24, 2024, our board of directors authorized a $150.0 million stock repurchase program (the “2024 Repurchase Plan”), allowing us to repurchase shares of our common stock over a one-year period expiring on January 24, 2025. The 2024 Repurchase Plan was publicly announced in a current report on Form 8-K filed with the SEC on January 25, 2024. Under this plan, we repurchased 301,094 shares at a total cost of $30.2 million (including applicable excise taxes) during the second quarter of 2024. Under a prior stock repurchase plan, we repurchased 400,868 shares at a total cost of $39.2 million (including applicable excise taxes) during 2023. Under the Basel III Capital Rules, Cullen/Frost may not repurchase or redeem any of its preferred stock or subordinated notes and, in some cases, its common stock without the prior approval of the Federal Reserve Board.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at June 30, 2024, Frost Bank could pay aggregate dividends of up to $1.0 billion to Cullen/Frost without prior regulatory approval.
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
The notional amounts and estimated fair values of interest rate derivative contracts are presented in the following table. The fair values of interest rate derivative contracts are estimated utilizing internal valuation methods with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	1,176,104	$70,070	1,040,659	$58,486
Loan/lease interest rate swaps – liabilities	553,195	(7,166)	617,266	(20,293)
Loan/lease interest rate caps – assets	235,699	10,021	275,000	11,747
Customer counterparties:
Loan/lease interest rate swaps – assets	553,195	7,166	617,266	20,482
Loan/lease interest rate swaps – liabilities	1,176,104	(70,069)	1,040,659	(58,485)
Loan/lease interest rate caps – liabilities	235,699	(10,019)	275,000	(11,747)
The weighted-average rates paid and received for interest rate swaps outstanding at June 30, 2024 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Non-hedging interest rate swaps – financial institution counterparties	4.98%	7.08%
Non-hedging interest rate swaps – customer counterparties	7.08	4.98
The weighted-average strike rate for outstanding interest rate caps was 3.58% at June 30, 2024.
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

		June 30, 2024		December 31, 2023
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	4,541	$14,580	5,601	$37,667
Oil – liabilities	Barrels	7,437	(28,552)	4,581	(18,500)
Natural gas – assets	MMBTUs	21,934	8,831	17,363	11,822
Natural gas – liabilities	MMBTUs	10,785	(3,474)	6,462	(2,499)
Customer counterparties:
Oil – assets	Barrels	7,498	29,330	4,618	18,722
Oil – liabilities	Barrels	4,480	(14,315)	5,564	(36,877)
Natural gas – assets	MMBTUs	12,693	3,552	6,462	2,499
Natural gas – liabilities	MMBTUs	20,025	(8,478)	17,363	(11,571)
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

		June 30, 2024		December 31, 2023
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward and option contracts – assets	CAD	—	$—	250	$1
Forward and option contracts – liabilities	EUR	—	—	3,000	(14)
Forward and option contracts – liabilities	CAD	—	—	250	(5)
Customer counterparties:
Forward and option contracts – assets	EUR	—	—	3,000	16
Forward and option contracts – assets	CAD	—	—	250	5
Forward and option contracts – liabilities	CAD	—	—	250	—
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
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$—	$4	$—	$16
Amount of (gain) loss included in other non-interest expense	—	4	—	4
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
Amounts included in the consolidated statements of income related to non-hedge related derivative instruments are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Non-hedging interest rate derivatives:
Other non-interest income	$512	$1,002	$1,637	$1,712
Other non-interest expense	3	1	3	—
Non-hedging commodity derivatives:
Other non-interest income	946	503	1,325	925
Non-hedging foreign currency derivatives:
Other non-interest income	—	—	11	25
Counterparty Credit Risk. Our credit exposure relating to interest rate, commodity and foreign currency derivative contracts with bank customers was approximately $19.5 million at June 30, 2024. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate, commodity and foreign currency derivative contracts with upstream financial institution counterparties was approximately $6.2 million at June 30, 2024. This amount was primarily related to a shortfall of collateral we have received from counterparties. Collateral positions are generally cleared on the next business day. Collateral levels for upstream financial institution counterparties are monitored and adjusted, as necessary. See Note 8 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2024 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
June 30, 2024
Financial assets:
Derivatives:
Interest rate contracts	$80,091	$—	$80,091
Commodity contracts	23,411	—	23,411
Total derivatives	103,502	—	103,502
Resell agreements	84,650	—	84,650
Total	$188,152	$—	$188,152
Financial liabilities:
Derivatives:
Interest rate contracts	$7,166	$—	$7,166
Commodity contracts	32,026	—	32,026
Total derivatives	39,192	—	39,192
Repurchase agreements	3,762,942	—	3,762,942
Total	$3,802,134	$—	$3,802,134

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
June 30, 2024
Financial assets:
Derivatives:
Counterparty H	$32,594	$(15,265)	$(16,030)	$1,299
Counterparty F	16,299	(10,399)	(3,889)	2,011
Counterparty B	24,125	(6,362)	(16,870)	893
Counterparty E	15,855	(1,913)	(13,040)	902
Other counterparties	14,629	(5,253)	(8,294)	1,082
Total derivatives	103,502	(39,192)	(58,123)	6,187
Resell agreements	84,650	—	(84,650)	—
Total	$188,152	$(39,192)	$(142,773)	$6,187
Financial liabilities:
Derivatives:
Counterparty H	$15,265	$(15,265)	$—	$—
Counterparty F	10,399	(10,399)	—	—
Counterparty B	6,362	(6,362)	—	—
Counterparty E	1,913	(1,913)	—	—
Other counterparties	5,253	(5,253)	—	—
Total derivatives	39,192	(39,192)	—	—
Repurchase agreements	3,762,942	—	(3,762,942)	—
Total	$3,802,134	$(39,192)	$(3,762,942)	$—

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of June 30, 2024 and December 31, 2023 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
June 30, 2024
Repurchase agreements:
U.S. Treasury	$1,889,019	$—	$—	$—	$1,889,019
Residential mortgage-backed securities	1,873,923	—	—	—	1,873,923
Total borrowings	$3,762,942	$—	$—	$—	$3,762,942
Gross amount of recognized liabilities for repurchase agreements					$3,762,942
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2023
Repurchase agreements:
U.S. Treasury	$3,300,662	$—	$—	$—	$3,300,662
Residential mortgage-backed securities	826,526	—	—	—	826,526
Total borrowings	$4,127,188	$—	$—	$—	$4,127,188
Gross amount of recognized liabilities for repurchase agreements					$4,127,188
Amounts related to agreements not included in offsetting disclosures above					$—
Note 9 - Stock-Based Compensation
A combined summary of activity in our active stock plans is presented in the table below. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. On April 24, 2024, the shareholders of Cullen/Frost approved the 2024 Equity Incentive Plan (the “2024 Plan”) to replace the 2015 Omnibus Incentive Plan (the “2015 Plan”). Under the 2024 Plan, shareholders approved the issuance, pursuant to the plan, of 2,576,038 shares of our common stock. This amount included 2,350,000 newly authorized shares and the 226,038 shares remaining available for issuance under the superseded 2015 Plan. As of June 30, 2024, there were 2,567,893 shares remaining available for grant for future stock-based compensation awards.

	Deferred Stock Units Outstanding		Non-Vested Restricted Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2024	54,164	$89.71	566,806	$99.77	267,054	$89.99	485,941	$71.25
Granted	7,997	116.84	2,826	107.95	—	—	—	—
Exercised/vested	(9,382)	80.99	(458)	65.43	(45,818)	57.89	(66,970)	77.79
Forfeited/expired	—	—	(1,408)	106.18	(22,913)	57.89	—	—
Balance, June 30, 2024	52,779	95.37	567,766	99.82	198,323	101.12	418,971	70.20

Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
New shares issued from available authorized shares	—	—	—	49,887
Shares issued from available treasury stock	38,452	13,626	122,628	14,126
Proceeds from stock option exercises	$2,294	$946	$5,209	$2,446
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Non-vested stock units	$3,100	$2,864	$6,479	$6,171
Deferred stock units	934	880	934	880
Performance stock units	489	1,049	848	2,484
Total	$4,523	$4,793	$8,261	$9,535
Income tax benefit	$846	$800	$1,991	$1,868
Unrecognized stock-based compensation expense at June 30, 2024 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

Non-vested stock units	$16,341
Performance stock units	7,583
Total	$23,924

Note 10 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2023 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$145,499	$162,118	$281,189	$339,771
Less: Preferred stock dividends	1,669	1,669	3,338	3,338
Net income available to common shareholders	143,830	160,449	277,851	336,433
Less: Earnings allocated to participating securities	1,693	1,645	3,334	3,468
Net earnings allocated to common stock	$142,137	$158,804	$274,517	$332,965

Distributed earnings allocated to common stock	$59,108	$55,783	$118,188	$111,789
Undistributed earnings allocated to common stock	83,029	103,021	156,329	221,176
Net earnings allocated to common stock	$142,137	$158,804	$274,517	$332,965

Weighted-average shares outstanding for basic earnings per common share	64,192,907	64,240,789	64,204,615	64,306,809
Dilutive effect of stock compensation	140,280	187,172	147,693	225,267
Weighted-average shares outstanding for diluted earnings per common share	64,333,187	64,427,961	64,352,308	64,532,076
Note 11 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected return on plan assets, net of expenses	$(2,412)	$(2,740)	$(4,823)	$(5,480)
Interest cost on projected benefit obligation	1,661	1,746	3,323	3,492
Net amortization and deferral	419	870	837	1,740
Net periodic expense (benefit)	$(332)	$(124)	$(663)	$(248)
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the six months ended June 30, 2024. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2024.
Note 12 - Income Taxes
Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Current income tax expense	$32,919	$32,413	$63,236	$67,408
Deferred income tax expense (benefit)	(3,267)	(680)	(7,713)	(2,489)
Income tax expense, as reported	$29,652	$31,733	$55,523	$64,919
Effective tax rate	16.9%	16.4%	16.5%	16.0%
We had a net deferred tax asset totaling $386.6 million at June 30, 2024 and $328.3 million at December 31, 2023. No valuation allowance for deferred tax assets was recorded as of those dates as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

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

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(42,111)	$(8,843)	$(33,268)	$(206,863)	$(43,441)	$(163,422)
Change in net unrealized gain on securities transferred to held to maturity	(157)	(33)	(124)	(162)	(34)	(128)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	(33)	(7)	(26)
Total securities available for sale and transferred securities	(42,268)	(8,876)	(33,392)	(207,058)	(43,482)	(163,576)
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	419	88	331	870	183	687
Total defined-benefit post-retirement benefit plans	419	88	331	870	183	687
Total other comprehensive income (loss)	$(41,849)	$(8,788)	$(33,061)	$(206,188)	$(43,299)	$(162,889)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(241,186)	$(50,649)	$(190,537)	$53,406	$11,215	$42,191
Change in net unrealized gain on securities transferred to held to maturity	(316)	(67)	(249)	(322)	(67)	(255)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	(54)	(11)	(43)
Total securities available for sale and transferred securities	(241,502)	(50,716)	(190,786)	53,030	11,137	41,893
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic expense (benefit)	837	176	661	1,740	366	1,374
Total defined-benefit post-retirement benefit plans	837	176	661	1,740	366	1,374
Total other comprehensive income (loss)	$(240,665)	$(50,540)	$(190,125)	$54,770	$11,503	$43,267

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance at January 1, 2024	$(1,094,794)	$(24,425)	$(1,119,219)
Other comprehensive income (loss) before reclassifications	(190,786)	—	(190,786)
Reclassification of amounts included in net income	—	661	661
Net other comprehensive income (loss) during period	(190,786)	661	(190,125)
Balance at June 30, 2024	$(1,285,580)	$(23,764)	$(1,309,344)

Balance at January 1, 2023	$(1,313,791)	$(34,503)	$(1,348,294)
Other comprehensive income (loss) before reclassifications	41,936	—	41,936
Reclassification of amounts included in net income	(43)	1,374	1,331
Net other comprehensive income (loss) during period	41,893	1,374	43,267
Balance at June 30, 2023	$(1,271,898)	$(33,129)	$(1,305,027)
Note 14 – Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. See our 2023 Form 10-K for additional information about our operating segments and related accounting policies. Summarized operating results by operating segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Three months ended:
June 30, 2024
Net interest income (expense)	$398,270	$1,907	$(3,465)	$396,712
Credit loss expense	15,787	—	—	15,787
Non-interest income	62,178	49,489	(477)	111,190
Non-interest expense	276,196	37,875	2,893	316,964
Income (loss) before income taxes	168,465	13,521	(6,835)	175,151
Income tax expense (benefit)	28,819	2,839	(2,006)	29,652
Net income (loss)	139,646	10,682	(4,829)	145,499
Preferred stock dividends	—	—	1,669	1,669
Net income (loss) available to common shareholders	$139,646	$10,682	$(6,498)	$143,830
Revenues from (expenses to) external customers	$460,448	$51,396	$(3,942)	$507,902
June 30, 2023
Net interest income (expense)	$385,720	$2,090	$(2,544)	$385,266
Credit loss expense (benefit)	9,901	—	—	9,901
Non-interest income	57,808	46,147	(427)	103,528
Non-interest expense	246,927	35,558	2,557	285,042
Income (loss) before income taxes	186,700	12,679	(5,528)	193,851
Income tax expense (benefit)	30,636	2,663	(1,566)	31,733
Net income (loss)	156,064	10,016	(3,962)	162,118
Preferred stock dividends	—	—	1,669	1,669
Net income (loss) available to common shareholders	$156,064	$10,016	$(5,631)	$160,449
Revenues from (expenses to) external customers	$443,528	$48,237	$(2,971)	$488,794

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Six months ended:
June 30, 2024
Net interest income (expense)	$790,075	$3,576	$(6,888)	$786,763
Credit loss expense (benefit)	29,437	—	—	29,437
Non-interest income	128,558	94,915	(906)	222,567
Non-interest expense	563,026	75,848	4,307	643,181
Income (loss) before income taxes	326,170	22,643	(12,101)	336,712
Income tax expense (benefit)	54,454	4,755	(3,686)	55,523
Net income (loss)	271,716	17,888	(8,415)	281,189
Preferred stock dividends	—	—	3,338	3,338
Net income (loss) available to common shareholders	$271,716	$17,888	$(11,753)	$277,851
Revenues from (expenses to) external customers	$918,633	$98,491	$(7,794)	$1,009,330
June 30, 2023
Net interest income (expense)	$785,857	$3,744	$(4,515)	$785,086
Credit loss expense	19,005	—	—	19,005
Non-interest income	121,451	88,185	(843)	208,793
Non-interest expense	496,792	69,507	3,885	570,184
Income (loss) before income taxes	391,511	22,422	(9,243)	404,690
Income tax expense (benefit)	62,754	4,709	(2,544)	64,919
Net income (loss)	328,757	17,713	(6,699)	339,771
Preferred stock dividends	—	—	3,338	3,338
Net income (loss) available to common shareholders	$328,757	$17,713	$(10,037)	$336,433
Revenues from (expenses to) external customers	$907,308	$91,929	$(5,358)	$993,879

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
Financial Assets and Financial Liabilities. The tables below summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2024
Securities available for sale:
U.S. Treasury	$3,882,331	$—	$—	$3,882,331
Residential mortgage-backed securities	—	6,537,427	—	6,537,427
States and political subdivisions	—	4,734,909	—	4,734,909
Other	—	42,971	—	42,971
Trading account securities:
U.S. Treasury	31,400	—	—	31,400
States and political subdivisions	—	786	—	786
Derivative assets:
Interest rate swaps, caps, and floors	—	87,257	—	87,257
Commodity swaps and options	—	56,293	—	56,293
Derivative liabilities:
Interest rate swaps, caps, and floors	—	87,254	—	87,254
Commodity swaps and options	—	54,819	—	54,819
December 31, 2023
Securities available for sale:
U.S. Treasury	$4,927,589	$—	$—	$4,927,589
Residential mortgage-backed securities	—	6,596,682	—	6,596,682
States and political subdivisions	—	5,011,331	—	5,011,331
Other	—	42,769	—	42,769
Trading account securities:
U.S. Treasury	30,265	—	—	30,265
States and political subdivisions	—	1,452	—	1,452
Derivative assets:
Interest rate swaps, caps, and floors	—	90,715	—	90,715
Commodity swaps and options	—	70,710	—	70,710
Foreign currency forward contracts	22	—	—	22
Derivative liabilities:
Interest rate swaps, caps, and floors	—	90,525	—	90,525
Commodity swaps and options	—	69,447	—	69,447
Foreign currency forward contracts	19	—	—	19
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

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Level 2	Level 3	Level 2	Level 3
Carrying value before allocations	$17,832	$14,159	$19,064	$20,171
Specific (allocations) reversals of prior allocations	(1,916)	(1,501)	(1,300)	(2,100)
Fair value	$15,916	$12,658	$17,764	$18,071
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
Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	June 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$7,144,784	$7,144,784	$8,687,276	$8,687,276
Securities held to maturity	3,586,116	3,416,937	3,619,428	3,532,044
Accrued interest receivable	243,951	243,951	251,385	251,385
Level 3 inputs:
Loans, net	19,739,449	19,241,857	18,578,255	18,117,369
Financial liabilities:
Level 2 inputs:
Deposits	40,318,140	40,303,423	41,920,568	41,903,580
Federal funds purchased	35,925	35,925	14,200	14,200
Repurchase agreements	3,762,942	3,762,942	4,127,188	4,127,188
Junior subordinated deferrable interest debentures	123,155	123,712	123,127	123,712
Subordinated notes	99,569	96,645	99,491	96,071
Accrued interest payable	66,812	66,812	61,222	61,222
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

Note 16 - Accounting Standards Updates
Information about certain recently issued accounting standards updates is presented below. Also refer to Note 19 - Accounting Standards Updates in our 2023 Form 10-K for additional information related to previously issued accounting standards updates.
ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain new disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 became effective for us on January 1, 2024 and did not have a significant effect on our financial statements.
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
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2023, and the other information included in the 2023 Form 10-K. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or any future period.
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

Results of Operations
Net income available to common shareholders totaled $143.8 million, or $2.21 per diluted common share, and $277.9 million, or $4.27 per diluted common share, for the three and six months ended June 30, 2024 compared to $160.4 million, or $2.47 per diluted common share, and $336.4 million, or $5.17 per diluted common share for the three and six months ended June 30, 2023.
Selected data for the comparable periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Taxable-equivalent net interest income	$417,621	$408,594	$828,988	$834,438
Taxable-equivalent adjustment	20,909	23,328	42,225	49,352
Net interest income	396,712	385,266	786,763	785,086
Credit loss expense	15,787	9,901	29,437	19,005
Net interest income after credit loss expense	380,925	375,365	757,326	766,081
Non-interest income	111,190	103,528	222,567	208,793
Non-interest expense	316,964	285,042	643,181	570,184
Income before income taxes	175,151	193,851	336,712	404,690
Income taxes	29,652	31,733	55,523	64,919
Net income	145,499	162,118	281,189	339,771
Preferred stock dividends	1,669	1,669	3,338	3,338
Net income available to common shareholders	$143,830	$160,449	$277,851	$336,433
Earnings per common share – basic	$2.21	$2.47	$4.27	$5.18
Earnings per common share – diluted	2.21	2.47	4.27	5.17
Dividends per common share	0.92	0.87	1.84	1.74
Return on average assets	1.18%	1.30%	1.14%	1.35%
Return on average common equity	17.08	19.36	16.13	20.92
Average shareholders’ equity to average assets	7.22	7.04	7.35	6.73
Net income available to common shareholders decreased $16.6 million, or 10.4%, for the three months ended June 30, 2024 and decreased $58.6 million, or 17.4%, for the six months ended June 30, 2024 compared to the same periods in 2023. The decrease during the three months ended June 30, 2024 was primarily the result of a $31.9 million increase in non-interest expense and a $5.9 million increase in credit loss expense partly offset by an $11.4 million increase in net interest income, a $7.7 million increase in non-interest income, and a $2.1 million decrease in income tax expense. The decrease during the six months ended June 30, 2024 was primarily the result of a $73.0 million increase in non-interest expense, which included $9.0 million related to a special Federal Deposit Insurance Corporation (“FDIC”) deposit insurance assessment discussed below, and a $10.4 million increase in credit loss expense partly offset by a $13.8 million increase in non-interest income, a $9.4 million decrease in income tax expense, and a $1.7 million increase in net interest income.
Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 77.9% of total revenue during the first six months of 2024. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. As of June 30, 2024, approximately 41.3% of our loans had a fixed interest rate, while the remaining loans had floating interest rates that were primarily tied to a benchmark developed by the American Financial Exchange, the Secured Overnight Financing Rate (“SOFR”) (approximately 29.8%); the prime interest rate (approximately 21.7%); or the American Interbank Offered Rate (“AMERIBOR”) (approximately 7.1%). Certain other loans are tied to other indices; however, such loans do not make up a significant portion of our loan portfolio as of June 30, 2024.
Select average market rates for the periods indicated are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Federal funds target rate upper bound	5.50%	5.16%	5.50%	4.93%
Effective federal funds rate	5.33	4.99	5.33	4.75
Interest on reserve balances at the Federal Reserve	5.40	5.06	5.40	4.82
Prime	8.50	8.16	8.50	7.92
AMERIBOR Term-30(1)	5.37	5.05	5.36	4.82
AMERIBOR Term-90(1)	5.45	5.34	5.44	5.11
1-Month Term SOFR(2)	5.33	5.04	5.33	4.82
3-Month Term SOFR(2)	5.33	5.12	5.32	4.95
1-Month LIBOR(3)	N/A	5.09	N/A	4.85
3-Month LIBOR(3)	N/A	5.39	N/A	5.15
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
As of June 30, 2024, the target range for the federal funds rate was 5.25% to 5.50%. In June 2024, the Federal Reserve released projections whereby the midpoint of the projected appropriate target range for the federal funds rate would fall to 5.1% by the end of 2024 and subsequently decrease to 4.1% by the end of 2025. While there can be no such assurance that any increases or decreases in the federal funds rate will occur, these projections imply up to a 25 basis point decrease in the federal funds rate during the remainder of 2024, followed by a 100 basis point decrease in 2025.
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

	Quarter To Date			Quarter To Date
	June 30, 2024			June 30, 2023
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$7,155,544	$97,639	5.40%	$6,879,997	$87,748	5.05%
Federal funds sold	5,470	80	5.78	22,549	305	5.35
Resell agreements	84,664	1,199	5.60	84,767	1,126	5.26
Securities:
Taxable	12,023,664	99,012	2.92	13,781,300	101,960	2.71
Tax-exempt	6,605,128	73,234	4.30	7,496,547	81,889	4.27
Total securities	18,628,792	172,246	3.38	21,277,847	183,849	3.24
Loans, net of unearned discounts	19,652,294	346,030	7.08	17,664,254	292,628	6.64
Total Earning Assets and Average Rate Earned	45,526,764	617,194	5.23	45,929,414	565,656	4.77
Cash and due from banks	560,436			627,991
Allowance for credit losses on loans and securities	(254,389)			(233,156)
Premises and equipment, net	1,221,032			1,143,809
Accrued interest and other assets	1,906,159			1,849,438
Total Assets	$48,960,002			$49,317,496

Liabilities:
Non-interest-bearing demand deposits	13,678,665			15,230,736
Interest-bearing deposits:
Savings and interest checking	9,716,023	9,534	0.39	10,861,788	11,159	0.41
Money market deposit accounts	11,008,619	77,364	2.83	11,431,483	76,337	2.68
Time accounts	6,106,477	72,362	4.77	3,482,557	32,770	3.77
Total interest-bearing deposits	26,831,119	159,260	2.39	25,775,828	120,266	1.87
Total deposits	40,509,784		1.58	41,006,564		1.18
Federal funds purchased	40,153	547	5.39	32,796	412	4.97
Repurchase agreements	3,827,030	36,302	3.75	3,718,696	33,114	3.52
Junior subordinated deferrable interest debentures	123,150	2,300	7.47	123,092	2,106	6.84
Subordinated notes	99,555	1,164	4.69	99,398	1,164	4.69
Total Interest-Bearing Funds and Average Rate Paid	30,921,007	199,573	2.59	29,749,810	157,062	2.11
Accrued interest and other liabilities	827,023			867,013
Total Liabilities	45,426,695			45,847,559
Shareholders’ Equity	3,533,307			3,469,937
Total Liabilities and Shareholders’ Equity	$48,960,002			$49,317,496
Net interest income		$417,621			$408,594
Net interest spread			2.64%			2.66%
Net interest income to total average earning assets			3.54%			3.45%

	Year To Date			Year To Date
	June 30, 2024			June 30, 2023
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$7,255,835	$198,000	5.40%	$7,778,508	$186,993	4.78%
Federal funds sold	5,479	160	5.77	43,306	1,063	4.88
Resell agreements	84,661	2,397	5.60	87,157	2,194	5.01
Securities:
Taxable	12,268,007	197,074	2.88	13,562,966	199,735	2.69
Tax-exempt	6,708,628	147,581	4.29	7,946,474	172,581	4.25
Total securities	18,976,635	344,655	3.35	21,509,440	372,316	3.24
Loans, net of unearned discounts	19,382,282	678,798	7.04	17,492,611	564,309	6.51
Total Earning Assets and Average Rate Earned	45,704,892	1,224,010	5.18	46,911,022	1,126,875	4.67
Cash and due from banks	581,056			652,082
Allowance for credit losses on loans and securities	(251,454)			(230,345)
Premises and equipment, net	1,212,232			1,130,798
Accrued interest and other assets	1,895,261			1,856,116
Total Assets	$49,141,987			$50,319,673

Liabilities:
Non-interest-bearing demand deposits	13,827,458			15,929,635
Interest-bearing deposits:
Savings and interest checking	9,816,776	19,812	0.41	11,259,513	21,497	0.39
Money market deposit accounts	11,033,108	154,816	2.82	11,915,319	151,807	2.57
Time accounts	5,939,767	140,266	4.75	2,772,708	44,951	3.27
Total interest-bearing deposits	26,789,651	314,894	2.36	25,947,540	218,255	1.70
Total deposits	40,617,109		1.56	41,877,175		1.05
Federal funds purchased	36,405	991	5.38	41,979	995	4.71
Repurchase agreements	3,807,097	72,250	3.75	3,963,372	66,765	3.35
Junior subordinated deferrable interest debentures	123,143	4,559	7.32	123,085	4,094	6.62
Subordinated notes	99,535	2,328	4.69	99,379	2,328	4.69
Total Interest-Bearing Funds and Average Rate Paid	30,855,831	395,022	2.57	30,175,355	292,437	1.95
Accrued interest and other liabilities	848,743			826,835
Total Liabilities	45,532,032			46,931,825
Shareholders’ Equity	3,609,955			3,387,848
Total Liabilities and Shareholders’ Equity	$49,141,987			$50,319,673
Net interest income		$828,988			$834,438
Net interest spread			2.61%			2.72%
Net interest income to total average earning assets			3.51%			3.46%

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

	Three Months Ended
	June 30, 2024 vs. June 30, 2023
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of days	Total
Interest-bearing deposits	$6,268	$3,623	$—	$9,891
Federal funds sold	22	(247)	—	(225)
Resell agreements	74	(1)	—	73
Securities:
Taxable	7,544	(10,492)	—	(2,948)
Tax-exempt	571	(9,226)	—	(8,655)
Loans, net of unearned discounts	19,790	33,612	—	53,402
Total earning assets	34,269	17,269	—	51,538
Savings and interest checking	(514)	(1,111)	—	(1,625)
Money market deposit accounts	4,030	(3,003)	—	1,027
Time accounts	10,309	29,283	—	39,592
Federal funds purchased	37	98	—	135
Repurchase agreements	2,205	983	—	3,188
Junior subordinated deferrable interest debentures	193	1	—	194
Subordinated notes	—	—	—	—
Total interest-bearing liabilities	16,260	26,251	—	42,511
Net change	$18,009	$(8,982)	$—	$9,027

	Six Months Ended
	June 30, 2024 vs. June 30, 2023
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of days	Total
Interest-bearing deposits	$23,001	$(13,082)	$1,088	$11,007
Federal funds sold	163	(1,067)	1	(903)
Resell agreements	253	(63)	13	203
Securities:
Taxable	13,547	(16,462)	254	(2,661)
Tax-exempt	1,597	(26,597)	—	(25,000)
Loans, net of unearned discounts	47,599	63,160	3,730	114,489
Total earning assets	86,160	5,889	5,086	97,135
Savings and interest checking	1,096	(2,890)	109	(1,685)
Money market deposit accounts	14,108	(11,950)	851	3,009
Time accounts	26,831	67,713	771	95,315
Federal funds purchased	132	(141)	5	(4)
Repurchase agreements	7,758	(2,670)	397	5,485
Junior subordinated deferrable interest debentures	463	2	—	465
Subordinated notes	—	—	—	—
Total interest-bearing liabilities	50,388	50,064	2,133	102,585
Net change	$35,772	$(44,175)	$2,953	$(5,450)
Taxable-equivalent net interest income for the three months ended June 30, 2024 increased $9.0 million, or 2.2%, while taxable-equivalent net interest income for the six months ended June 30, 2024 decreased $5.5 million, or 0.7%, compared to the same periods in 2023. Taxable-equivalent net interest income for the six months ended June 30, 2024 included 182 days compared to 181 for the same period in 2023 as a result of the leap year. The additional day added approximately $3.0 million to taxable-equivalent net interest income during the six months ended June 30, 2024. Excluding the impact of the additional day results in an effective decrease in taxable-equivalent net interest income of approximately $8.4 million during the six months ended June 30, 2024.
The increase in taxable-equivalent net interest income during the three months ended June 30, 2024 was primarily related to increases in the average volume of and yield on loans; increases in the average volume of and yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve); and an increase in the average yield on taxable securities, among other things. The impact of these items was partly offset by an increase in the average volume of higher-yielding time deposit accounts combined with increases in the average costs of interest-bearing deposit accounts and repurchase agreements and decreases in the average volumes of taxable and tax-exempt securities, among other things.
The decrease in taxable-equivalent net interest income during the six months ended June 30, 2024 was primarily related to an increase in the average volume of higher-yielding time deposit accounts combined with increases in the average costs of interest-bearing deposit accounts and repurchase agreements and decreases in the average volumes of tax-exempt securities, taxable securities, and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), among other things. The impact of these items was partly offset by increases in the average volume of and yield on loans and increases in the average yields on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and taxable securities, among other things.
As a result of the aforementioned fluctuations, the taxable-equivalent net interest margin increased 9 basis points from 3.45% during the three months ended June 30, 2023 to 3.54% during the three months ended June 30, 2024 while the taxable-equivalent net interest margin increased 5 basis points from 3.46% during the six months ended June 30, 2023 to 3.51% during the six months ended June 30, 2024.
The average volume of interest-earning assets for the three months ended June 30, 2024 decreased $402.7 million while the average volume of interest-earning assets for the six months ended June 30, 2024 decreased $1.2 billion compared to the same periods in 2023. The decrease in the average volume of interest-earning assets during the three months ended June 30, 2024 was primarily related to a $1.8 billion decrease in average taxable securities and an $891.4 million decrease in average tax-exempt securities partly offset by a $2.0 billion increase in average loans and a $275.5 million increase in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). The average taxable-equivalent yield on interest-earning assets increased 46 basis points from 4.77% during the three months ended June 30, 2023 to 5.23% during the three months ended June 30, 2024.
The decrease in the average volume of interest-earning assets during the six months ended June 30, 2024 was primarily related to a $1.3 billion decrease in average taxable securities, a $1.2 billion decrease in average tax-exempt securities, and a $522.7 million decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) partly offset by a $1.9 billion increase in average loans. The average taxable-equivalent yield on interest-earning assets increased 51 basis points from 4.67 during the six months ended June 30, 2023 to 5.18% during the six months ended June 30, 2024. The average taxable-equivalent yields on interest-earning assets during the comparable periods was impacted by changes in market interest rates (as noted in the table above) and changes in the volume and relative mix of interest-earning assets.
The average taxable-equivalent yield on loans increased 44 basis points from 6.64% during the three months ended June 30, 2023 to 7.08% during the three months ended June 30, 2024 while the average taxable-equivalent yield on loans increased 53 basis points from 6.51% during the six months ended June 30, 2023 to 7.04% during the six months ended June 30, 2024. The average taxable-equivalent yield on loans during the three and six months ended June 30, 2024 was positively impacted by increases in market interest rates (as noted in the table above). The average volume of loans for the three months ended June 30, 2024 increased $2.0 billion, or 11.3%, while the average volume of loans for the six months ended June 30, 2024 increased $1.9 billion, or 10.8%, compared to the same periods in 2023. Loans made up approximately 43.2% and 42.4% of average interest-earning assets during the three and six months ended June 30, 2024, compared to 38.5% and 37.3% during the same respective periods in 2023. The increases were primarily related to the use of available funds to originate loans.
The average taxable-equivalent yield on securities was 3.38% during the three months ended June 30, 2024, increasing 14 basis points from 3.24% during the three months ended June 30, 2023 while the average taxable-equivalent yield on securities was 3.35% during the six months ended June 30, 2024, increasing 11 basis points from 3.24% during the six months ended June 30, 2023. The average yield on taxable securities was 2.92% during the three months ended June 30, 2024, increasing 21 basis points from 2.71% during the same period in 2023 while the average yield on taxable securities was 2.88% during the six months ended June 30, 2024, increasing 19 basis points from 2.69% during the same period in 2023. The average taxable-equivalent yield on tax-exempt securities was 4.30% during the three months ended June 30, 2024, increasing 3 basis points from 4.27% during the same period in 2023 while the average taxable-equivalent yield on tax-exempt securities was 4.29% during the six months ended June 30, 2024, increasing 4 basis points from 4.25% during the same period in 2023.
Tax-exempt securities made up approximately 35.5% and 35.4% of total average securities during the three and six months ended June 30, 2024, compared to 35.2% and 36.9% during the same respective periods in 2023. The average volume of total securities during the three months ended June 30, 2024 decreased $2.6 billion, or 12.4%, compared to the same period in 2023 while the average volume of total securities during the six months ended June 30, 2024 decreased $2.5 billion, or 11.8%, compared to the same period in 2023. Securities made up approximately 40.9% and 41.5% of average interest-earning assets during the three and six months ended June 30, 2024 compared to 46.3% and 45.9% during the same respective periods in 2023. The decreases during the three and six months ended June 30, 2024 were primarily related to the use of funds provided by maturities, calls and principal repayments of these securities to support the origination of loans and to provide liquidity to offset the decrease in non-interest-bearing deposits.
Average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) for the three months ended June 30, 2024 increased $275.5 million, or 4.0%, compared to the same period in 2023 while average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) for the six months ended June 30, 2024 decreased $522.7 million, or 6.7%, compared to the same period in 2023. The increase during the three months ended June 30, 2024 was partly related to funds provided from maturities of taxable and tax-exempt securities. The decrease during the six months ended June 30, 2024 was partly related to the reinvestment of amounts held in an interest-bearing account at the Federal Reserve into loans. Balances held at the Federal Reserve were also impacted by a decrease in customer deposits (primarily non-interest-bearing). Interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) made up approximately 15.7% and 15.9% of average interest-earning assets during the three and six months ended June 30, 2024 compared to 15.0% and 16.6% during the same respective periods in 2023. The average yields on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) was 5.40% during both the three and six months ended June 30, 2024, compared to 5.05% and 4.78% during the three and six months ended June 30, 2023. The average yields on interest-bearing deposits during the three and six months ended June 30, 2024 were impacted by higher interest rates paid on reserves held at the Federal Reserve, compared to the same respective periods in 2023.
The average rate paid on interest-bearing liabilities was 2.59% during the three months ended June 30, 2024, increasing 48 basis points from 2.11% during the same period in 2023 while the average rate paid on interest-bearing liabilities was 2.57% during the six months ended June 30, 2024, increasing 62 basis points from 1.95% during the same period in 2023. Average deposits decreased $496.8 million, or 1.2%, during the three months ended June 30, 2024 compared to the same period in 2023 and included a $1.6 billion decrease in average non-interest-bearing deposits partly offset by a $1.1 billion increase in average interest-bearing deposits. Average deposits decreased $1.3 billion, or 3.0%, during the six months ended June 30, 2024 compared to the same period in 2023 and included a $2.1 billion decrease in average non-interest-bearing deposits partly offset by an $842.1 million increase in average interest-bearing deposits. The ratio of average interest-bearing deposits to total average deposits was 66.2% and 66.0% during the three and six months ended June 30, 2024 compared to 62.9% and 62.0% during the same respective periods in 2023. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 2.39% and 1.58%, respectively, during the three months ended June 30, 2024 compared to 1.87% and 1.18%, respectively, during the same period in 2023. The average cost of interest-bearing deposits and total deposits was 2.36% and 1.56%, respectively, during the six months ended June 30, 2024 compared to 1.70% and 1.05%, respectively, during the same period in 2023. The average cost of deposits during the comparable periods were impacted by increases in the interest rates we pay on our interest-bearing deposit products as a result of an increase in market interest rates.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.64% and 2.61% during the three and six months ended June 30, 2024 compared to 2.66% and 2.72% during the same respective periods in 2023. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment, including from new financial technology competitors, and the availability of alternative investment options. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Credit loss expense (benefit) related to:
Loans	$15,736	$11,933	$27,386	$24,608
Off-balance-sheet credit exposures	51	(2,037)	2,051	(5,712)
Securities held to maturity	—	5	—	109
Total	$15,787	$9,901	$29,437	$19,005
See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet credit exposures.
Non-Interest Income
Total non-interest income for the three and six months ended June 30, 2024 increased $7.7 million, or 7.4%, and increased $13.8 million, or 6.6%, respectively, compared to the same periods in 2023. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees increased $2.0 million, or 5.1%, for the three months ended June 30, 2024 and increased $5.0 million, or 6.6%, for the six months ended June 30, 2024, compared to the same respective periods in 2023. Investment management fees are the most significant component of trust and investment management fees, making up approximately 80.6% and 78.5% of total trust and investment management fees for the first six months of 2024 and 2023, respectively. The increases in trust and investment management fees during the three and six months ended June 30, 2024 were primarily related to increases in investment management fees (up $2.8 million and $5.5 million, respectively) and oil and gas fees (up $906 thousand and $838 thousand, respectively), partly offset by decreases in estate fees (down $996 thousand and $885 thousand, respectively), and real estate fees (down $753 thousand and $783 thousand, respectively). Investment management fees are generally based on the market value of assets within an account and are thus impacted by volatility in the equity and bond markets. The increases in investment management fees during the three and six months ended June 30, 2024 were primarily related to increases in the average value of assets maintained in accounts. The increases in the average value of assets were partly related to higher equity valuations during 2024 relative to 2023. The increase in oil and gas fees was primarily related to higher average market prices in 2024, particularly in the second quarter, relative to 2023. The decreases in estate fees and real estate fees were primarily related to decreased transaction volumes relative to 2023.
At June 30, 2024, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (42.5% of assets), fixed income securities (33.5% of assets), alternative investments (9.7% of assets) and cash equivalents (8.3% of assets). The estimated fair value of these assets was $48.9 billion (including managed assets of $24.7 billion and custody assets of $24.3 billion) at June 30, 2024, compared to $47.2 billion (including managed assets of $23.8 billion and custody assets of $23.5 billion) at December 31, 2023 and $44.9 billion (including managed assets of $22.4 billion and custody assets of $22.5 billion) at June 30, 2023.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and six months ended June 30, 2024 increased $2.6 million, or 11.2%, and increased $5.5 million, or 12.2%, respectively, compared to the same periods in 2023. The increase during the three months ended June 30, 2024 was primarily related to increases in commercial service charges (up $1.3 million); overdraft charges on consumer and commercial accounts (up $748 thousand and $385 thousand, respectively), and consumer service charges (up $176 thousand). The increase during the six months ended June 30, 2024, was primarily related to increases in commercial service charges (up $2.8 million); overdraft charges on consumer and commercial accounts (up $1.7 million and $744 thousand, respectively), and consumer service charges (up $395 thousand). The increases in commercial service charges during the three and six months ended June 30, 2024 were partly related to increases in billable services related to analyzed treasury management accounts partly offset by the effect of a higher average earnings credit rate applied to deposits maintained by treasury management customers which resulted in customers paying for less of their services through fees rather than with earnings credits applied to their deposit balances. The increases in commercial service charges were also partly related, to a lesser extent, to increases in service fees on non-analyzed accounts. Overdraft charges totaled

$12.1 million ($9.1 million consumer and $3.0 million commercial) during the three months ended June 30, 2024 compared to $11.0 million ($8.4 million consumer and $2.7 million commercial) during the same period in 2023. Overdraft charges totaled $24.0 million ($17.9 million consumer and $6.1 million commercial) during the six months ended June 30, 2024 compared to $21.6 million ($16.3 million consumer and $5.3 million commercial) during the same period in 2023. The increases in overdraft charges during the three and six months ended June 30, 2024 were impacted by increases in the volumes of fee assessed overdrafts relative to 2023, in part due to growth in the number of accounts.
In January 2024, the Consumer Financial Protection Bureau (“CFPB”) proposed to update and narrow certain regulatory exceptions for overdraft credit provided by financial institutions with assets in excess of $10 billion. Unless eligible for these narrowed exceptions, extensions of overdraft credit must adhere to certain regulatory requirements that generally apply to consumer credit products, unless the overdraft fee is a small amount, below a to-be-determined benchmark or that only recovers applicable costs and losses. The comment period for this proposal ended in April, 2024. The extent to which any such proposed changes will impact our future overdraft fee revenues is currently uncertain.
Insurance Commissions and Fees. Insurance commissions and fees for the three and six months ended June 30, 2024 increased $979 thousand, or 7.6%, and increased $323 thousand, or 1.0%, respectively, compared to the same periods in 2023. The increase during the three months ended June 30, 2024 was primarily the result of an increase in commission income (up $891 thousand). The increase during the six months ended June 30, 2024 was primarily the result of an increase in commission income (up $455 thousand) partly offset by a decrease in contingent income (down $132 thousand). The increases in commission income during the three and six months ended June 30, 2024 were primarily related to increases in commercial lines property and casualty commissions and, to a lesser extent, increases in personal lines property and casualty commissions, partly offset by decreases in life insurance commissions and benefit plan commissions. The increases in commercial and personal lines property and casualty commissions during the three and six months ended June 30, 2024 were related to increases in the underlying exposure bases and increases in rates, and, in the case of commercial lines, increased business volumes. The decrease in life insurance commissions during the three and six months ended June 30, 2024 was primarily due to a decrease in business volume, mostly due to a significant transaction in the first quarter of 2023. The decreases in benefit plan commissions during the three and six months ended June 30, 2024 were primarily related to premium and exposure rate decreases within the existing customer base.
Contingent income totaled $532 thousand and $4.1 million during the three and six months ended June 30, 2024, respectively, compared to $445 thousand and $4.3 million during the same respective periods in 2023. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to portfolio growth and the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $3.0 million and $3.2 million during the six months ended June 30, 2024 and 2023, respectively. The decrease in performance related contingent income was primarily related to a deterioration of the loss performance of commercial lines insurance policies previously placed and lower growth within the commercial lines portfolio, partly due to a tightening of underwriting standards. The decrease in contingent income related to our commercial lines portfolio was partly offset by an increase in contingent commissions related to our personal lines portfolio due to improved loss performance. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $366 thousand and $1.1 million during the three and six months ended June 30, 2024, respectively, compared to $430 thousand and $1.1 million during the same respective periods in 2023.
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

Net interchange and card transaction fees for the three and six months ended June 30, 2024 increased $101 thousand, or 1.9%, and decreased $314 thousand, or 3.1%, respectively, compared to the same periods in 2023. A comparison of gross and net interchange and card transaction fees for the reported periods is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income from card transactions	$10,139	$9,405	$19,517	$18,207
ATM service fees	897	912	1,729	1,756
Gross interchange and card transaction fees	11,036	10,317	21,246	19,963
Network costs	5,685	5,067	11,421	9,824
Net interchange and card transaction fees	$5,351	$5,250	$9,825	$10,139
Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. In October 2023, the Federal Reserve issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the Federal Reserve from large debit card issuers. Had the proposed maximum interchange fees been in effect during the reported periods, interchange and debit card transaction fees would have been approximately 30% lower. The comment period for this proposal ended in May, 2024. The extent to which any such proposed changes in permissible interchange fees will impact our future revenues is currently uncertain.
Other Charges, Commissions, and Fees. Other charges, commissions, and fees for the three months ended June 30, 2024 increased $930 thousand, or 7.7%, compared to the same period in 2023. The increase was primarily related to increases in income from the placement of money market accounts (up $584 thousand) and annuities (up $341 thousand); letter of credit fees (up $294); and merchant services rebates/bonuses (up $259 thousand), among other things, partly offset by decreases in capital markets advisory fees (down $596 thousand), and other service charges (down $314 thousand), among other things. Other charges, commissions, and fees for the six months ended June 30, 2024 increased $1.3 million, or 5.4%, compared to the same period in 2023. The increase was primarily related to increases in income from the placement of money market accounts (up $1.0 million); letter of credit fees (up $537 thousand); merchant services rebates/bonuses (up $531 thousand); and income from the placement of annuities (up $249 thousand) and mutual funds (up $226 thousand); among other things, partly offset by decreases in capital markets advisory fees (down $782 thousand), commitment fees on unused lines of credit (down $552 thousand), and other service charges (down $568 thousand), among other things.
Net Gain/Loss on Securities Transactions. During the six months ended June 30, 2023, we sold certain available-for-sale securities with amortized costs totaling $1.5 billion and realized a net gain of $54 thousand. Prevailing market conditions provided us an opportunity to sell certain lower-yielding securities to enhance our liquidity position and provide us the flexibility to be more opportunistic with the subsequent reinvestment of these funds. There were no sales of securities during the six months ended June 30, 2024.
Other Non-Interest Income. Other non-interest income for the three and six months ended June 30, 2024 increased $1.0 million, or 10.1%, and $2.0 million, or 9.3%, respectively, compared to the same periods in 2023. The increase during the three months ended June 30, 2024 was primarily related to an increase in public finance underwriting fees (up $1.1 million). The increase during the six months ended June 30, 2024 was primarily related to increases in public finance underwriting fees (up $3.7 million), income from customer derivative and foreign exchange transactions (up $874 thousand), and earnings on the cash surrender value of life insurance (up $454 thousand), among other things, partly offset by a decrease in sundry and other miscellaneous income (down $2.4 million), among other things. The increases in public finance underwriting fees and income from customer derivative and securities trading transactions were primarily related to increases in transaction volumes. The decrease in sundry income was related to certain non-recurring items recognized in 2023 including $1.4 million related to a distribution received from a Small Business Investment Company (“SBIC”) fund investment and $575 thousand related to a partnership interest, among other things.

Non-Interest Expense
Total non-interest expense for the three and six months ended June 30, 2024 increased $31.9 million, or 11.2%, and increased $73.0 million, or 12.8%, respectively, compared to the same periods in 2023. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2024 increased $18.0 million, or 13.5%, and $35.7 million, or 13.5%, respectively, compared to the same periods in 2023. The increase in salaries and wages was primarily related to increases in salaries due to annual merit and market increases and increases in the number of employees. The increase in the number of employees was partly related to our investment in organic expansion in various markets. Salaries and wages during the three and six months ended June 30, 2024 were also impacted, to a lesser extent, by increases in incentive compensation and commissions. We are continuing to experience a competitive labor market which has resulted in and could continue to result in an increase in our staffing costs.
Employee Benefits. Employee benefits expense for the three and six months ended June 30, 2024 increased $2.0 million, or 7.5%, and increased $4.1 million, or 6.7%, respectively, compared to the same periods in 2023. The increases were primarily related to medical/dental benefits expense (up $1.5 million and $3.0 million during the three and six months ended June 30, 2024, respectively) and payroll taxes (up $1.3 million and $2.6 million during the three and six months ended June 30, 2024, respectively), among other things, partly offset by decreases in 401(k) plan expense, primarily related to discretionary profit sharing contributions, (down $618 thousand and $1.4 million during the three and six months ended June 30, 2024, respectively) and increases in the net periodic benefit related to our defined benefit retirement plan (up $208 thousand and $415 thousand during the three and six months ended June 30, 2024, respectively), among other things.
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
Net Occupancy. Net occupancy expense for the three and six months ended June 30, 2024 increased $660 thousand, or 2.1%, and increased $2.1 million, or 3.4%, respectively, compared to the same periods in 2023. The increases during the three and six months ended June 30, 2024 were primarily related to increases in depreciation on buildings and leasehold improvements (together up $910 thousand and $2.0 million, respectively), and repairs/maintenance/service contracts expense (up $528 thousand and $1.1 million, respectively), among other things, partly offset by decreases in property taxes (down $395 thousand and $737 thousand, respectively), and utilities expense (down $306 thousand and $653 thousand, respectively), among other things. The increases in the aforementioned components of net occupancy expense were impacted, in part, by our expansion efforts.
Technology, Furniture, and Equipment. Technology, furniture, and equipment expense for the three and six months ended June 30, 2024 increased $2.9 million, or 8.8%, and increased $5.4 million, or 8.3%, respectively, compared to the same periods in 2023. The increases during the three and six months ended June 30, 2024 were primarily related to increases in cloud services expense (up $2.4 million and $4.5 million, respectively), service contracts expense (up $720 thousand and $1.4 million, respectively) and software maintenance (up $314 thousand and $811 thousand, respectively), among other things. The increases from these items were partly offset by decreases in depreciation on furniture and equipment (down $773 thousand and $1.7 million, respectively), among other things.
Deposit Insurance. Deposit insurance expense totaled $8.4 million and $23.1 million for the three and six months ended June 30, 2024, respectively, compared to $6.2 million and $12.4 million for the three and six months ended June 30, 2023, respectively. The increases during the three and six months ended June 30, 2024 were primarily related to additional accruals related to the special deposit insurance assessment discussed below.
As more fully discussed in our 2023 Form 10-K, during the fourth quarter of 2023, we accrued $51.5 million ($40.7 million after tax) related to a special deposit insurance assessment to recover losses to the Deposit Insurance Fund ("DIF") incurred as a result of recent bank failures and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. This amount was based on our estimate of the full amount of the assessment at that time. In February 2024, the FDIC notified insured depository institutions that their loss estimate related to the aforementioned bank failures had increased. As a result, we accrued an additional $7.7 million ($6.1 million after tax), related to an expected update of the special assessment during the first quarter of 2024. Upon receipt of the update during the second quarter of 2024, we accrued an additional $1.2 million ($984 thousand after tax) related to the special assessment. This updated assessment was made under the FDIC's final rule whereby the estimated loss pursuant to the systemic risk determination can be periodically adjusted. The FDIC has also retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.
Other Non-Interest Expense. Other non-interest expense for the three and six months ended June 30, 2024 increased $6.1 million, or 11.3%, and increased $15.1 million, or 14.2%, respectively, compared to the same periods in 2023. The increase during the three months ended June 30, 2024 included increases in professional services expense (up $862 thousand), which was primarily related to information technology services; advertising/promotions expense (up $757 thousand); fraud losses (up $500 thousand); research and platform fees (up $486 thousand); and business development expense (up $413 thousand), among other things. The increase during the six months ended June 30, 2024 included increases in advertising/promotions expense (up $4.8 million); professional services expense (up $2.1 million), which was primarily related to information technology services; fraud losses (up $1.2 million); business development expense (up $742 thousand); stationery/printing expense (up $797 thousand); and research and platform fees (up $720 thousand), among other things.

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
Banking
Net income for the three and six months ended June 30, 2024 decreased $16.4 million, or 10.5%, and decreased $57.0 million, or 17.4%, respectively, compared to the same periods in 2023. The decrease during the three months ended June 30, 2024 was primarily the result of a $29.3 million increase in non-interest expense and a $5.9 million increase in credit loss expense partly offset by a $12.6 million increase in net interest income, a $4.4 million increase in non-interest income and a $1.8 million decrease in income tax expense. The decrease during the six months ended June 30, 2024 was primarily the result of a $66.2 million increase in non-interest expense and a $10.4 million increase in credit loss expense partly offset by an $8.3 million decrease in income tax expense, a $7.1 million increase in non-interest income and a $4.2 million increase in net interest income.
Net interest income for the three and six months ended June 30, 2024 increased $12.6 million, or 3.3%, and increased $4.2 million, or 0.5%, respectively, compared to the same periods in 2023. The increases during the three and six months ended June 30, 2024 were primarily related to increases in the average volumes of and yields on loans; increases in the average yields on, and for the three months ended, the average volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve); and increases in the average yields on taxable securities, among other things. The impact of these items was partly offset by increases in the average volume of higher-yielding time deposit accounts combined with increases in the average costs of interest-bearing deposit accounts and repurchase agreements and decreases in the average volumes of taxable and tax-exempt securities, among other things. Net interest income for the first six months of 2024 was also positively impacted by an additional day as a result of leap year. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Credit loss expense for the three and six months ended June 30, 2024 totaled $15.8 million and $29.4 million, respectively, compared to $9.9 million and $19.0 million during the same periods in 2023. See the sections captioned “Credit Loss Expense” and “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet commitments.
Non-interest income for the three and six months ended June 30, 2024 increased $4.4 million, or 7.6%, and increased $7.1 million, or 5.9%, respectively, compared to the same periods in 2023. The increases during the three and six months ended June 30, 2024 were primarily related to increases in service charges on deposit accounts; insurance commissions and fees; and other non-interest income, partly offset by decreases in other charges, commissions, and fees, and, for the six months ended June 30, 2024, a decrease in interchange and card transaction fees. The increases in service charges on deposit accounts were primarily related to increases in commercial service charges and overdraft charges on consumer and commercial accounts. The increases in insurance commissions and fees were primarily related to increases in commission income primarily related to increases in commercial lines property and casualty commissions and, to a lesser extent, increases in personal lines property and casualty commissions, partly offset by decreases in life insurance commissions and benefit plan commissions. The increases in other non-interest income were primarily related to increases in public finance underwriting fees and income from customer derivative and foreign exchange transactions, among other things, partly offset by decreases in sundry and other miscellaneous income, among other things. The decreases in other charges, commissions, and fees were decreases in capital markets advisory fees, commitment fees on unused lines of credit and other service charges, among other things, partly offset by increases in letter of credit fees; and merchant services rebates/bonuses, among other things. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for three and six months ended June 30, 2024 increased $29.3 million, or 11.9%, and increased $66.2 million, or 13.3%, respectively, compared to the same periods in 2023. While all categories of non-interest expense increased during the three and six months ended June 30, 2024, the largest increases were in salaries and wages; deposit insurance expense; other non-interest expense; and technology, furniture, and equipment expense. The increases in salaries and wages were primarily related to increases in salaries due to annual merit and market increases and increases in the number of employees. Salaries and wages were also impacted, to a lesser extent, by increases in incentive compensation. The increases in deposit insurance expense were primarily related to additional accruals for a special deposit insurance assessment. The increases in other non-interest expense included increases in advertising/promotions expense; professional services expense, which was primarily related to information technology services; fraud losses; and business development expense among other things. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for the three and six months ended June 30, 2024 increased $666 thousand, or 6.6%, and increased $175 thousand, or 1.0%, respectively, compared to the same periods in 2023. The increase during the three months ended June 30, 2024 was primarily the result of a $3.3 million increase in non-interest income partly offset by a $2.3 million increase in non-interest expense, among other things. The increase during the six months ended June 30, 2024 was primarily the result of a $6.7 million increase in non-interest income partly offset by a $6.3 million increase in non-interest expense, among other things.
Non-interest income for the three and six months ended June 30, 2024 increased $3.3 million, or 7.2%, and increased $6.7 million, or 7.6%, respectively, compared to the same periods in 2023. The increases during the three and six months ended June 30, 2024 were primarily due to increases in trust and investment management fees, and other charges, commissions, and fees. The increases in trust and investment management fees were primarily related to increases in investment management fees and oil and gas fees, partly offset by decreases in estate fees and real estate fees. The increases in investment management fees were primarily related to increases in the average value of assets maintained in accounts partly related to higher equity valuations during 2024 relative to 2023. The increase in other charges, commissions, and fees during the three and six months ended June 30, 2024 were primarily related to increases in income from the placement of money market accounts, annuities, and mutual funds, among other things. See the analysis of trust and investment management fees, other non-interest income and other charges, commissions, and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and six months ended June 30, 2024 increased $2.3 million, or 6.5%, and increased $6.3 million, or 9.1%, respectively, compared to the same periods in 2023. The increases were primarily related to increases in salaries and wages; other non-interest expense and employee benefits expense. The increases in salaries and wages were primarily due to increases in salaries, due to annual merit and market increases, as well as increases in commission expense, among other things. The increases in other non-interest expense were primarily related to increases in research and platform fees; subscriptions and outside computer services, among other things, partly offset by decreases in the corporate overhead expense allocation, among other things. The increases in employee benefits was primarily related to increases in payroll taxes, medical benefits expense and 401(k) plan expense, among other things.
Non-Banks
The Non-Banks operating segment had net losses of $4.8 million and $8.4 million during the three and six months ended June 30, 2024, respectively, compared to net losses of $4.0 million and $6.7 million during the same respective periods in 2023. The increases in net losses during the three and six months ended June 30, 2024 were primarily due to increases in net interest expense due to an increase in the average rates paid on our long-term borrowings partly offset by increases in income tax benefits due to increases in the effective tax rate.
Income Taxes
During the three months ended June 30, 2024, we recognized income tax expense of $29.7 million, for an effective tax rate of 16.9%, compared to $31.7 million, for an effective tax rate of 16.4%, for the same period in 2023. During the six months ended June 30, 2024, we recognized income tax expense of $55.5 million, for an effective tax rate of 16.5%, compared to $64.9 million, for an effective tax rate of 16.0%, for the same period in 2023.The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2024 and 2023 primarily due to the effect of tax-exempt income from securities, loans and life insurance policies and the income tax effects associated with stock-based compensation, among other things, and their relative proportion to total pre-tax net income. The decreases in income tax expense during the three and six months ended June 30, 2024 were primarily due to decreases in projected pre-tax net income while the increases in the effective tax rates during the three and six months ended June 30, 2024 were primarily related to decreases in projected tax-exempt income from securities, among other things.
Average Balance Sheet
Average assets totaled $49.1 billion for the six months ended June 30, 2024 representing a decrease of $1.2 billion, or 2.3%, compared to average assets for the same period in 2023. Earning assets decreased $1.2 billion, or 2.6%, during the six months ended June 30, 2024 compared to the same period in 2023. The decrease in earning assets was primarily related to a $1.3 billion decrease in average taxable securities, a $1.2 billion decrease in tax-exempt securities, and a $522.7 million decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) partly offset by a $1.9 billion increase in average loans. Average deposits decreased $1.3 billion, or 3.0%, during the six months ended June 30, 2024 compared to the same period in 2023. The decrease included a $2.1 billion decrease in non-interest-bearing deposits partly offset by an $842.1 million increase in interest-bearing deposits. Average non-interest-bearing deposits made up 34.0% and 38.0% of average total deposits during the six months ended June 30, 2024 and 2023, respectively.
Loans
Details of our loan portfolio are presented in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report. Loans increased $1.2 billion, or 6.2%, from $18.8 billion at December 31, 2023 to $20.0 billion at June 30, 2024. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans, and real estate loans. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2023 Form 10-K for a more detailed discussion of our loan origination and risk management processes.
Commercial and Industrial. Commercial and industrial loans increased $243.0 million, or 4.1%, from $6.0 billion at December 31, 2023 to $6.2 billion at June 30, 2024. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s).
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services, (iv) providing equipment to support oil and gas drilling, (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans increased $159.9 million, or 17.1%, from $936.7 million at December 31, 2023 to $1.1 billion at June 30, 2024. Energy loans are one of our largest industry concentrations totaling 5.4% of total loans at June 30, 2024, up from 5.0% of total loans at December 31, 2023. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and SNCs.
Purchased Shared National Credits. SNCs are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $849.4 million at June 30, 2024, increasing $49.9 million, or 6.2%, from $799.5 million at December 31, 2023. At June 30, 2024, 32.9% of outstanding purchased SNCs were related to the construction industry while 12.9% were related to the energy industry, 12.0% were related to the real estate management industry, and 10.9%. were related to the financial services industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Commercial Real Estate. Commercial real estate loans increased $512.6 million, or 5.7%, from $9.0 billion at December 31, 2023 to $9.5 billion at June 30, 2024. Commercial real estate loans represented 77.6% of total real estate loans at both June 30, 2024 and December 31, 2023. The majority of our commercial real estate loan portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At June 30, 2024, approximately 48.9% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
Consumer Real Estate and Other Consumer Loans. The consumer real estate loan portfolio increased $280.0 million, or 11.4%, from $2.5 billion at December 31, 2023 to $2.7 billion at June 30, 2024. Combined, home equity loans and lines of credit made up 59.2% and 60.5% of the consumer real estate loan total at June 30, 2024 and December 31, 2023, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. Prior to 2023, we did not generally originate 1-4 family mortgage loans; however, from time to time, we did invest in such loans to meet the needs of our customers or for other regulatory compliance purposes. We began offering 1-4 family mortgage loans to our employees during the first quarter of 2023 and subsequently gradually expanded our production of 1-4 family mortgage loans for customers thereafter. Our 1-4 family mortgage loan production is intended to be for portfolio investment purposes. Nonetheless, 1-4 family mortgage loans are not a significant component of our consumer real estate portfolio. Consumer and other loans decreased $24.0 million, or 5.0%, from December 31, 2023. The consumer and other loan portfolio primarily consists of automobile loans, overdrafts, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities.
Accruing Past Due Loans. Accruing past due loans are presented in the following tables. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

		Accruing Loans 30-89 Days Past Due		Accruing Loans 90 or More Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
June 30, 2024
Commercial and industrial	$6,210,179	$36,300	0.58%	$5,568	0.09%	$41,868	0.67%
Energy	1,096,657	—	—	—	—	—	—
Commercial real estate:
Buildings, land, and other	7,497,667	17,353	0.23	1,687	0.02	19,040	0.25
Construction	1,997,545	24,535	1.23	—	—	24,535	1.23
Consumer real estate	2,740,728	15,361	0.56	4,707	0.17	20,068	0.73
Consumer and other	452,980	5,734	1.27	577	0.13	6,311	1.40
Total	$19,995,756	$99,283	0.50	$12,539	0.06	$111,822	0.56

December 31, 2023
Commercial and industrial	$5,967,182	$25,518	0.43%	$7,457	0.12%	$32,975	0.55%
Energy	936,737	6,387	0.68	1,146	0.12	7,533	0.80
Commercial real estate:
Buildings, land, and other	7,301,920	19,564	0.27	92	—	19,656	0.27
Construction	1,680,724	4,878	0.29	3,498	0.21	8,376	0.50
Consumer real estate	2,460,726	12,504	0.51	2,589	0.11	15,093	0.62
Consumer and other	476,962	6,495	1.36	251	0.05	6,746	1.41
Total	$18,824,251	$75,346	0.40	$15,033	0.08	$90,379	0.48
Accruing past due loans at June 30, 2024 increased $21.4 million compared to December 31, 2023. The increase was primarily related to increases in past due commercial real estate - construction loans (up $16.2 million), past due commercial and industrial loans (up $8.9 million) and past due consumer real estate loans (up $5.0 million) partly offset by a decrease in past due energy loans (down $7.5 million).

Non-Accrual Loans. Non-accrual loans are presented in the table below. Also see in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	June 30, 2024			December 31, 2023
		Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Commercial and industrial	$6,210,179	$26,329	0.42%	$5,967,182	$19,545	0.33%
Energy	1,096,657	9,147	0.83	936,737	11,500	1.23
Commercial real estate:
Buildings, land, and other	7,497,667	33,092	0.44	7,301,920	22,420	0.31
Construction	1,997,545	—	—	1,680,724	—	—
Consumer real estate	2,740,728	6,419	0.23	2,460,726	7,442	0.30
Consumer and other	452,980	—	—	476,962	—	—
Total	$19,995,756	$74,987	0.38	$18,824,251	$60,907	0.32
Allowance for credit losses on loans		$256,307			$245,996
Ratio of allowance for credit losses on loans to non-accrual loans		341.80%			403.89%
Non-accrual loans at June 30, 2024 increased $14.1 million from December 31, 2023 primarily due to increases in non-accrual commercial real estate - buildings, land, and other loans and non-accrual commercial and industrial loans.
Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest. Non-accrual commercial and industrial loans included one credit relationship in excess of $5.0 million totaling $11.5 million at June 30, 2024 and $13.8 million at December 31, 2023. Non-accrual energy loans included one credit relationship in excess of $5.0 million totaling $5.9 million at December 31, 2023. Principal payments received during 2024 reduced the outstanding balance of this credit relationship to $4.5 million at June 30, 2024. Non-accrual real estate loans primarily consist of land development, 1-4 family residential construction credit relationships and loans secured by office buildings and religious facilities. Non-accrual commercial real estate loan included one credit relationship in excess of $5.0 million totaling $16.9 million at June 30, 2024 and $17.4 million at December 31, 2023. Another credit relationship had an aggregate balance of $8.3 million at June 30, 2024 of which $5.0 million was included with non-accrual commercial real estate loans and $3.3 million was included with non-accrual commercial and industrial loans.
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

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
June 30, 2024
Commercial and industrial	$78,554	31.1%	$6,210,179	1.26%
Energy	11,485	5.4	1,096,657	1.05
Commercial real estate	140,020	47.5	9,495,212	1.47
Consumer real estate	15,707	13.7	2,740,728	0.57
Consumer and other	10,541	2.3	452,980	2.33
Total	$256,307	100.0%	$19,995,756	1.28
December 31, 2023
Commercial and industrial	$74,006	31.7%	$5,967,182	1.24%
Energy	17,814	5.0	936,737	1.90
Commercial real estate	130,598	47.6	8,982,644	1.45
Consumer real estate	13,538	13.1	2,460,726	0.55
Consumer and other	10,040	2.6	476,962	2.10
Total	$245,996	100.0%	$18,824,251	1.31
The allowance allocated to commercial and industrial loans totaled $78.6 million, or 1.26% of total commercial and industrial loans, at June 30, 2024 increasing $4.5 million, or 6.1%, compared to $74.0 million, or 1.24% of total commercial and industrial loans, at December 31, 2023. Modeled expected credit losses increased $6.0 million while qualitative factor (“Q-Factor”) and other qualitative adjustments related to commercial and industrial loans decreased $5.0 million. Specific allocations for commercial and industrial loans that were evaluated for expected credit losses on an individual basis increased $3.6 million from $2.4 million at December 31, 2023 to $6.0 million at June 30, 2024. The increase in specific allocations for commercial and industrial loans was primarily related to new specific allocations for new individually assessed loans.
The allowance allocated to energy loans totaled $11.5 million, or 1.05% of total energy loans, at June 30, 2024 decreasing $6.3 million, or 35.5%, compared to $17.8 million, or 1.90% of total energy loans, at December 31, 2023. Modeled expected credit losses related to energy loans decreased $4.0 million while Q-Factor and other qualitative adjustments related to energy loans decreased $2.3 million. Specific allocations for energy loans that were evaluated for expected credit losses on an individual basis totaled $2.7 million at both June 30, 2024 and December 31, 2023.
The allowance allocated to commercial real estate loans totaled $140.0 million, or 1.47% of total commercial real estate loans, at June 30, 2024 increasing $9.4 million, or 7.2%, compared to $130.6 million, or 1.45% of total commercial real estate loans, at December 31, 2023. Modeled expected credit losses related to commercial real estate loans increased $5.5 million while Q-Factor and other qualitative adjustments related to commercial real estate loans increased $1.9 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis increased from $2.7 million at December 31, 2023 to $4.6 million at June 30, 2024. The increase in specific allocations for commercial real estate loans was primarily related to an increased specific allocation for a loan that was previously individually assessed.
The allowance allocated to consumer real estate loans totaled $15.7 million, or 0.57% of total consumer real estate loans, at June 30, 2024 increasing $2.2 million, or 16.0%, compared to $13.5 million, or 0.55% of total consumer real estate loans, at December 31, 2023 primarily due to a $2.1 million increase in modeled expected credit losses.
The allowance allocated to consumer loans totaled $10.5 million, or 2.33% of total consumer loans, at June 30, 2024 increasing $501 thousand, or 5.0%, compared to $10.0 million, or 2.10% of total consumer loans, at December 31, 2023. Modeled expected credit losses related to consumer loans increased $1.4 million while Q-Factor and other qualitative adjustments decreased $945 thousand, which was primarily due to a decrease in the consumer overlay, which is further discussed below.
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

In estimating expected credit losses as of June 30, 2024, we utilized the Moody’s Analytics June 2024 Consensus Scenario (the “June 2024 Consensus Scenario”) to forecast the macroeconomic variables used in our models. The June 2024 Consensus Scenario was based on the review of a variety of surveys of baseline forecasts of the U.S. economy. The June 2024 Consensus Scenario projections included, among other things, (i) U.S. Nominal Gross Domestic Product annualized quarterly growth rate of 3.38% during the remainder of 2024 followed by average annualized quarterly growth rates of 4.23% in 2025 and 4.11% through the end of the forecast period in the second quarter of 2026; (ii) average U.S. unemployment rate of 4.14% during the remainder of 2024 followed by average annualized quarterly rates of 4.10% in 2025 and 3.91% through the end of the forecast period in the second quarter of 2026; (iii) average Texas unemployment rate of 4.06% during the remainder of 2024 followed by average annualized quarterly rates of 3.94% in 2025 and 3.76% through the end of the forecast period in the second quarter of 2026; (iv) projected average 10 year Treasury rate of 4.45% during the remainder of 2024, decreasing to 4.31% during 2025 and 4.11% through the end of the forecast period in the second quarter of 2026 and (v) average oil price of $81.74 per barrel during the remainder of 2024 and decreasing to $77.36 per barrel in 2025 and $75.49 per barrel through the end of the forecast period in the second quarter of 2026.
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
The overall loan portfolio as of June 30, 2024 increased $1.2 billion, or 6.2%, compared to December 31, 2023. This increase included a $512.6 million, or 5.7%, increase in commercial real estate loans; a $280.0 million, or 11.4%, increase in consumer real estate loans; a $243.0 million, or 4.1%, increase in commercial and industrial loans; and a $159.9 million, or 17.1%, increase in energy loans; partly offset by a $24.0 million, or 5.0%, decrease in consumer and other loans.
The weighted average risk grade for commercial and industrial loans increased to 6.81 at June 30, 2024 from 6.60 at December 31, 2023. The increase was primarily related to a $218.9 million increase in higher-risk grade classified loans. Classified loans consist of loans having a risk grade of 11, 12 or 13. The increase was also partly related to an increase in the weighted-average risk grade of pass grade commercial and industrial loans, which increased to 6.40 at June 30, 2024 from 6.32 at December 31, 2023. The weighted-average risk grade for energy loans decreased to 5.83 at June 30, 2024 from 6.05 at December 31, 2023. Pass-grade energy loans increased $175.5 million while the weighted-average risk grade of such loans decreased from 5.73 at December 31, 2023 to 5.63 at June 30, 2024. The decrease in the weighted-average risk grade on energy loans was also partly the result of a $22.6 million decrease in classified energy loans. The weighted average risk grade for commercial real estate loans increased to 7.40 at June 30, 2024 from 7.24 at December 31, 2023. The increase was primarily related to increases in commercial real estate loans graded as “watch” and “special mention” (together up $400.6 million) and an increase in classified commercial real estate loans (up $118.2 million). Additionally, the weighted-average risk grade of pass grade loans increased from 7.07 at December 31, 2023 to 7.10 at June 30, 2024.
As noted above, our credit loss models utilized the economic forecasts in the Moody's June 2024 Consensus Scenario for our estimated expected credit losses as of June 30, 2024 and the Moody’s December 2023 Consensus Scenario for our estimate of expected credit losses as of December 31, 2023. We qualitatively adjusted the model results based on these scenarios for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor, or Q-Factor, adjustments are discussed below.
Q-Factor adjustments are based upon management's judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of June 30, 2024, modeled expected credit losses were adjusted upwards by a weighted-average Q-Factor adjustment of approximately 4.5%, resulting in a $4.5 million total adjustment, compared to 4.4% at December 31, 2023, which resulted in a $3.9 million total adjustment.

We have also provided additional qualitative adjustments, or management overlays, as of June 30, 2024 as management believes there are still significant risks impacting certain categories of our loan portfolio. Q-Factor and other qualitative adjustments as of June 30, 2024 are detailed in the table below.

	Q-Factor Adjustment	Model Overlays	Office Building Overlays	Down-Side Scenario Overlay	Credit Concentration Overlays	Consumer Overlay	Total
Commercial and industrial	$2,277	$—	$—	$7,244	$6,068	$—	$15,589
Energy	154	—	—	—	4,790	—	4,944
Commercial real estate:
Owner occupied	598	23,467	—	—	746	—	24,811
Non-owner occupied	310	31,594	14,277	—	1,859	—	48,040
Construction	483	35,111	4,692	—	1,306	—	41,592
Consumer real estate	508	—	—	—	—	—	508
Consumer and other	126	—	—	—	—	3,000	3,126
Total	$4,456	$90,172	$18,969	$7,244	$14,769	$3,000	$138,610
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
The down-side scenario overlay is a qualitative adjustment for our commercial and industrial loan portfolio to address the significant risk of economic recession as a result of inflation; rising interest rates; labor shortages; disruption in financial markets and global supply chains; further oil price volatility; and the current or anticipated impact of global wars/military conflicts, terrorism, or other geopolitical events. Factors such as these are outside of our control but nonetheless affect customer income levels and could alter anticipated customer behavior, including borrowing, repayment, investment, and deposit practices. To determine this qualitative adjustment, we use an alternative, more pessimistic economic scenario to forecast the macroeconomic variables used in our models. As of June 30, 2024, we used the Moody’s Analytics S3 Alternative Scenario Downside - 90th Percentile. In modeling expected credit losses using this scenario, we also assume each non-classified loan within our modeled loan pools is downgraded by one risk grade level. The qualitative adjustment is based upon the amount by which the alternative scenario modeling results exceed those of the primary scenario used in estimating credit loss expense, adjusted based upon management's assessment of the probability that this more pessimistic economic scenario will occur.
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

	Credit Loss Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Three months ended:
June 30, 2024
Commercial and industrial	$6,936	$(3,978)	$6,138,986	(0.26)%
Energy	(3,038)	305	999,792	0.12
Commercial real estate	1,903	(107)	9,404,268	—
Consumer real estate	2,175	(325)	2,648,249	(0.05)
Consumer and other	7,760	(5,621)	460,999	(4.90)
Total	$15,736	$(9,726)	$19,652,294	(0.20)
June 30, 2023
Commercial and industrial	$2,404	$(5,703)	$5,741,609	(0.40)%
Energy	(4,433)	171	1,072,130	0.06
Commercial real estate	5,133	100	8,312,310	—
Consumer real estate	3,822	(495)	2,070,475	(0.10)
Consumer and other	5,007	(3,901)	467,730	(3.35)
Total	$11,933	$(9,828)	$17,664,254	(0.22)

	Credit Loss Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Six months ended:
June 30, 2024
Commercial and industrial	$8,928	$(4,380)	$6,075,474	(0.14)%
Energy	(6,814)	485	978,795	0.10
Commercial real estate	9,513	(91)	9,284,561	—
Consumer real estate	3,981	(1,812)	2,576,904	(0.14)
Consumer and other	11,778	(11,277)	466,548	(4.86)
Total	$27,386	$(17,075)	$19,382,282	(0.18)
June 30, 2023
Commercial and industrial	$(18,280)	$(10,791)	$5,712,121	(0.38)%
Energy	(3,467)	334	1,043,166	0.06
Commercial real estate	30,494	131	8,270,722	—
Consumer real estate	5,105	(74)	1,991,302	(0.01)
Consumer and other	10,756	(8,210)	475,300	(3.48)
Total	$24,608	$(18,610)	$17,492,611	(0.21)
We recorded a net credit loss expense related to loans totaling $27.4 million for the six months ended June 30, 2024 while we recorded a net credit loss expense totaling $24.6 million during the same period in 2023. Net credit loss expense/benefit for each portfolio segment reflects the amount needed to adjust the allowance for credit losses allocated to that segment to the level of expected credit losses determined under our allowance methodology after net charge-offs have been recognized. The net credit loss expense related to loans during the first six months of 2024 primarily reflects an increase in expected credit losses associated with commercial and industrial loans and commercial real estate loans, primarily related to increases in modeled expected credit losses and specific allocations for such loans. The net credit loss expense related to loans during the first six months of 2024 also reflects charge-off trends related to commercial and industrial loans as well as consumer real estate and consumer and other loans (primarily related to overdrafts). The impact of these items was partly offset by a decrease in expected credit losses associated with energy loans; primarily related to decreases in modeled expected losses and the overlay for credit concentrations; a decrease in the down-side scenario overlay related on commercial and industrial loans, primarily due to a decrease in the expected probability of the downside scenario occurring; and a decrease in the consumer overlay, primarily associated with the model updates discussed in Note 3 - Loans in the accompanying notes to consolidated financial statements.
The ratio of the allowance for credit losses on loans to total loans was 1.28% at June 30, 2024 compared to 1.31% at December 31, 2023. Management believes the recorded amount of the allowance for credit losses on loans is appropriate based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, our estimate of current expected credit losses could also change, which could affect the level of future credit loss expense related to loans.
Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures totaled $53.8 million and $51.8 million at June 30, 2024 and December 31, 2023, respectively. The level of the allowance for credit losses on off-balance-sheet credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio. We recognized a net credit loss expense related to off-balance-sheet credit exposures totaling $2.1 million during the six months ended June 30, 2024 compared to a net credit loss benefit of $5.7 million during the same period in 2023. Our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures are further described in our 2023 Form 10-K. This methodology was also impacted by the model updates during the first quarter of 2024 described in Note 3 - Loans in the accompanying notes to consolidated financial statements elsewhere in this report. The overall approximate impact of model updates during the first quarter was a $1.8 million increase in modeled expected credit losses for off-balance-sheet credit exposures.

Capital and Liquidity
Capital. Shareholders’ equity totaled $3.7 billion at both June 30, 2024 and December 31, 2023, respectively. Sources of capital during the six months ended June 30, 2024 included net income of $281.2 million, $8.3 million related to stock-based compensation and $5.2 million in proceeds from stock option exercises. Uses of capital during the six months ended June 30, 2024 included an other comprehensive loss, net of tax, of $190.1 million; $123.0 million of dividends paid on preferred and common stock; and $32.2 million of treasury stock purchases.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized loss of $1.3 billion at June 30, 2024 compared to a net, after-tax, unrealized loss of $1.1 billion at December 31, 2023. The increase in the net, after-tax, unrealized loss was primarily due to a $190.8 million net, after-tax, decrease in the fair value of securities available for sale.
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
We paid a quarterly dividend of $0.92 per common share during each of the first and second quarters of 2024 and a quarterly dividend of $0.87 per common share during each of the first and second quarters of 2023. These dividend amounts equate to a common stock dividend payout ratio of 43.0% and 33.6% during the first six months of 2024 and 2023, respectively. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions described in Note 6 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
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
Liquidity. As more fully discussed in our 2023 Form 10-K, our liquidity position is continuously monitored, and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. Our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings as well as maturities of securities and loan amortization. As of June 30, 2024, we had approximately $6.4 billion held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the Federal Home Loan Bank (“FHLB”). As of June 30, 2024, based upon available, pledgeable collateral, our total borrowing capacity with the FHLB was approximately $5.9 billion. Furthermore, at June 30, 2024, we had approximately $9.2 billion in securities that were available to pledge and could be used to support additional borrowings, as needed, through repurchase agreements or the Federal Reserve discount window.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 6 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At June 30, 2024, Cullen/Frost had liquid assets, primarily consisting of cash on deposit at Frost Bank, totaling $313.1 million.
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
For modeling purposes, as of June 30, 2024, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.4% and 2.8%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in negative variances in net interest income of 0.8% and 2.0%, respectively, relative to the flat-rate case over the next 12 months. For modeling purposes, as of December 31, 2023, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.7% and 3.5%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in a negative variances in net interest income of 1.3% and 3.0%, respectively, relative to the flat-rate case over the next 12 months.
We do not currently pay interest on a significant portion of our commercial demand deposits. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. Our June 30, 2024 and December 31, 2023 model simulations did not assume any payment of interest on commercial demand deposits (those not already receiving an earnings credit). Management believes, based on our experience during the last interest rate cycle, that it is less likely we will pay interest on these deposits as rates increase.
The model simulations as of June 30, 2024 indicate that our projected balance sheet is less asset sensitive in comparison to our balance sheet as of December 31, 2023. The decreased asset sensitivity was partly due to a decrease in the projected relative proportion of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and federal funds sold to projected average interest-earning assets. Interest-bearing deposits and federal funds sold are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets. The decreased asset sensitivity was also partly due to a decrease in the projected relative proportion of average non-interest bearing customer deposits to projected average total customer deposits and other borrowings.
As of June 30, 2024, the effects of a 200 basis point increase and a 200 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2024. Dollar amounts in thousands.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period (1)
April 1, 2024 to April 30, 2024	—	$—	—	$150,000
May 1, 2024 to May 31, 2024	50,026	99.95	50,026	145,000
June 1, 2024 to June 30, 2024	251,068	99.41	251,068	120,041
Total	301,094		301,094
(1)On January 25, 2024, Cullen/Frost announced that our board of directors authorized a $150.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period expiring on January 24, 2025.
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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	July 25, 2024	By:	/s/ Jerry Salinas
Jerry Salinas
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)