Form 10-Q
period 2024-09-30
CULLEN/FROST BANKERS, INC.
filed 2024-10-31
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2024
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2024, there were 64,131,862 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
September 30, 2024

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2024	December 31, 2023
Assets:
Cash and due from banks	$751,174	$617,569
Interest-bearing deposits	8,436,550	7,985,057
Federal funds sold	1,000	—
Resell agreements	9,650	84,650
Total cash and cash equivalents	9,198,374	8,687,276
Securities held to maturity, net of allowance for credit losses of $310 at both September 30, 2024 and December 31, 2023	3,569,718	3,619,428
Securities available for sale, at estimated fair value	15,320,043	16,578,371
Trading account securities	32,353	31,717
Loans, net of unearned discounts	20,054,863	18,824,251
Less: Allowance for credit losses on loans	(263,129)	(245,996)
Net loans	19,791,734	18,578,255
Premises and equipment, net	1,229,221	1,190,033
Accrued interest receivable and other assets	1,866,650	2,159,958
Total assets	$51,008,093	$50,845,038

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$13,953,070	$14,926,094
Interest-bearing deposits	27,767,551	26,994,474
Total deposits	41,720,621	41,920,568
Federal funds purchased	22,375	14,200
Repurchase agreements	4,014,037	4,127,188
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	123,170	123,127
Subordinated notes, net of unamortized issuance costs	99,609	99,491
Accrued interest payable and other liabilities	893,075	844,017
Total liabilities	46,872,887	47,128,591

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 150,000 Series B shares ($1,000 liquidation preference) issued at September 30, 2024 and December 31, 2023	145,452	145,452
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,404,582 shares issued at both September 30, 2024 and December 31, 2023	644	644
Additional paid-in capital	1,065,829	1,055,809
Retained earnings	3,889,387	3,657,688
Accumulated other comprehensive income (loss), net of tax	(915,433)	(1,119,219)
Treasury stock, at cost; 473,378 shares at September 30, 2024 and 219,295 at December 31, 2023	(50,673)	(23,927)
Total shareholders’ equity	4,135,206	3,716,447
Total liabilities and shareholders’ equity	$51,008,093	$50,845,038
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income:
Loans, including fees	$357,122	$307,035	$1,031,438	$867,302
Securities:
Taxable	99,561	103,875	296,635	303,610
Tax-exempt	54,618	56,918	164,456	184,189
Interest-bearing deposits	96,215	91,904	294,215	278,897
Federal funds sold	63	183	223	1,246
Resell agreements	580	1,197	2,977	3,391
Total interest income	608,159	561,112	1,789,944	1,638,635
Interest expense:
Deposits	164,328	138,779	479,222	357,034
Federal funds purchased	271	288	1,262	1,283
Repurchase agreements	35,868	33,195	108,118	99,960
Junior subordinated deferrable interest debentures	2,197	2,260	6,756	6,354
Subordinated notes	1,164	1,164	3,492	3,492
Total interest expense	203,828	175,686	598,850	468,123
Net interest income	404,331	385,426	1,191,094	1,170,512
Credit loss expense	19,386	11,185	48,823	30,190
Net interest income after credit loss expense	384,945	374,241	1,142,271	1,140,322
Non-interest income:
Trust and investment management fees	41,016	37,616	121,505	113,152
Service charges on deposit accounts	27,412	23,603	78,321	68,969
Insurance commissions and fees	14,839	13,636	47,054	45,528
Interchange and card transaction fees	5,428	4,672	15,253	14,811
Other charges, commissions, and fees	13,060	13,128	38,140	36,922
Net gain (loss) on securities transactions	16	12	16	66
Other	11,936	13,331	35,985	35,343
Total non-interest income	113,707	105,998	336,274	314,791
Non-interest expense:
Salaries and wages	156,637	137,562	455,874	401,102
Employee benefits	29,060	26,527	93,832	87,241
Net occupancy	32,497	31,581	96,649	93,644
Technology, furniture, and equipment	37,766	35,278	108,712	100,802
Deposit insurance	7,238	6,033	30,345	18,480
Other	60,212	56,275	181,179	162,171
Total non-interest expense	323,410	293,256	966,591	863,440
Income before income taxes	175,242	186,983	511,954	591,673
Income taxes	28,741	31,332	84,264	96,251
Net income	146,501	155,651	427,690	495,422
Preferred stock dividends	1,668	1,668	5,006	5,006
Net income available to common shareholders	$144,833	$153,983	$422,684	$490,416

Earnings per common share:
Basic	$2.24	$2.38	$6.52	$7.56
Diluted	2.24	2.38	6.51	7.54
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$146,501	$155,651	$427,690	$495,422
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	498,371	(600,441)	257,185	(547,035)
Change in net unrealized gain on securities transferred to held to maturity	(150)	(164)	(466)	(486)
Reclassification adjustment for net (gains) losses included in net income	(16)	(12)	(16)	(66)
Total securities available for sale and transferred securities	498,205	(600,617)	256,703	(547,587)
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	418	869	1,255	2,609
Total defined-benefit post-retirement benefit plans	418	869	1,255	2,609
Other comprehensive income (loss), before tax	498,623	(599,748)	257,958	(544,978)
Deferred tax expense (benefit)	104,712	(125,948)	54,172	(114,445)
Other comprehensive income (loss), net of tax	393,911	(473,800)	203,786	(430,533)
Comprehensive income (loss)	$540,412	$(318,149)	$631,476	$64,889
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Three months ended:
September 30, 2024
Balance at beginning of period	$145,452	$644	$1,064,070	$3,810,008	$(1,309,344)	$(45,025)	$3,665,805
Net income	—	—	—	146,501	—	—	146,501
Other comprehensive income (loss), net of tax	—	—	—	—	393,911	—	393,911
Stock option exercises/stock unit conversions (131,465 shares)	—	—	—	(4,124)	—	14,399	10,275
Stock-based compensation expense recognized in earnings	—	—	1,759	—	—	—	1,759
Purchase of treasury stock (188,889 shares)	—	—	—	—	—	(20,047)	(20,047)
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,668)	—	—	(1,668)
Cash dividends – common stock ($0.95 per share)	—	—	—	(61,330)	—	—	(61,330)
Balance at end of period	$145,452	$644	$1,065,829	$3,889,387	$(915,433)	$(50,673)	$4,135,206

September 30, 2023
Balance at beginning of period	$145,452	$644	$1,040,754	$3,532,542	$(1,305,027)	$(27,623)	$3,386,742
Net income	—	—	—	155,651	—	—	155,651
Other comprehensive income (loss), net of tax	—	—	—	—	(473,800)	—	(473,800)
Stock option exercises/stock unit conversions (8,483 shares)	—	—	—	(217)	—	813	596
Stock-based compensation expense recognized in earnings	—	—	3,111	—	—	—	3,111
Purchase of treasury stock (111,956 shares)	—	—	—	—	—	(11,372)	(11,372)
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,668)	—	—	(1,668)
Cash dividends – common stock ($0.92 per share)	—	—	—	(59,509)	—	—	(59,509)
Balance at end of period	$145,452	$644	$1,043,865	$3,626,799	$(1,778,827)	$(38,182)	$2,999,751
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Nine months ended:
September 30, 2024
Balance at beginning of period	$145,452	$644	$1,055,809	$3,657,688	$(1,119,219)	$(23,927)	$3,716,447
Net income	—	—	—	427,690	—	—	427,690
Other comprehensive income (loss), net of tax	—	—	—	—	203,786	—	203,786
Stock option exercises/stock unit conversions (254,093 shares)	—	—	—	(10,043)	—	25,527	15,484
Stock-based compensation expense recognized in earnings	—	—	10,020	—	—	—	10,020
Purchase of treasury stock (508,176 shares)	—	—	—	—	—	(52,273)	(52,273)
Cash dividends – Series B preferred stock (approximately $33.38 per share which is equivalent to approximately $0.83 per depositary share)	—	—	—	(5,006)	—	—	(5,006)
Cash dividends – common stock ($2.79 per share)	—	—	—	(180,942)	—	—	(180,942)
Balance at end of period	$145,452	$644	$1,065,829	$3,889,387	$(915,433)	$(50,673)	$4,135,206

September 30, 2023
Balance at beginning of period	$145,452	$643	$1,029,756	$3,309,671	$(1,348,294)	$—	$3,137,228
Net income	—	—	—	495,422	—	—	495,422
Other comprehensive income (loss), net of tax	—	—	—	—	(430,533)	—	(430,533)
Stock option exercises/stock unit conversions (72,496 shares)	—	1	1,463	(736)	—	2,314	3,042
Stock-based compensation expense recognized in earnings	—	—	12,646	—	—	—	12,646
Purchase of treasury stock (410,288 shares)	—	—	—	—	—	(40,496)	(40,496)
Cash dividends – Series B preferred stock (approximately $33.38 per share which is equivalent to approximately $0.83 per depositary share)	—	—	—	(5,006)	—	—	(5,006)
Cash dividends – common stock ($2.66 per share)	—	—	—	(172,552)	—	—	(172,552)
Balance at end of period	$145,452	$644	$1,043,865	$3,626,799	$(1,778,827)	$(38,182)	$2,999,751
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net income	$427,690	$495,422
Adjustments to reconcile net income to net cash from operating activities:
Credit loss expense	48,823	30,190
Deferred tax expense (benefit)	(11,165)	(3,047)
Accretion of loan discounts	(16,265)	(13,074)
Securities premium amortization (discount accretion), net	35,577	50,614
Net (gain) loss on securities transactions	(16)	(66)
Depreciation and amortization	61,413	56,257
Net (gain) loss on sale/write-down of assets/foreclosed assets	(343)	(194)
Stock-based compensation	10,020	12,646
Net tax benefit from stock-based compensation	1,280	583
Earnings on life insurance policies	(2,785)	(2,164)
Net change in:
Trading account securities	(620)	(1,020)
Lease right-of-use assets	18,891	17,347
Accrued interest receivable and other assets	322,645	55,440
Accrued interest payable and other liabilities	30,085	(137,088)
Net cash from operating activities	925,230	561,846
Investing Activities:
Securities held to maturity:
Purchases	—	(1,147,624)
Maturities, calls and principal repayments	46,757	154,465
Securities available for sale:
Purchases	(7,435,990)	(13,445,382)
Sales	60,591	1,904,067
Maturities, calls and principal repayments	8,773,027	13,073,663
Proceeds from sale of loans	1,191	2,215
Net change in loans	(1,244,886)	(1,257,033)
Net cash paid in insurance agency asset acquisition	(703)	—
Benefits received on life insurance policies	1,063	1,000
Proceeds from sales of premises and equipment	17	1,282
Purchases of premises and equipment	(90,129)	(118,062)
Proceeds from sales of repossessed properties	2,590	583
Net cash from investing activities	113,528	(830,826)
Financing Activities:
Net change in deposits	(199,947)	(2,961,961)
Net change in short-term borrowings	(104,976)	(964,096)
Proceeds from stock option exercises	15,484	3,042
Purchase of treasury stock	(52,273)	(40,496)
Cash dividends paid on preferred stock	(5,006)	(5,006)
Cash dividends paid on common stock	(180,942)	(172,552)
Net cash from financing activities	(527,660)	(4,141,069)
Net change in cash and cash equivalents	511,098	(4,410,049)
Cash and cash equivalents at beginning of period	8,687,276	12,028,132
Cash and cash equivalents at end of period	$9,198,374	$7,618,083

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
Cash Flow Reporting. Additional cash flow information was as follows:

	Nine Months Ended September 30,
	2024	2023
Cash paid for interest	$593,610	$435,099
Cash paid for income taxes	96,500	97,000
Significant non-cash transactions:
Unsettled securities transactions	84,779	276
Loans foreclosed and transferred to other real estate owned and foreclosed assets	2,633	—
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	13,982	9,964
Accounting Changes, Reclassifications and Restatements. Certain items in prior financial statements have been reclassified to conform to the current presentation.

Note 2 - Securities
Securities - Held to Maturity. A summary of the amortized cost, fair value and allowance for credit losses related to securities held to maturity as of September 30, 2024 and December 31, 2023, is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses	Net Carrying Amount
September 30, 2024
Residential mortgage-backed securities	$1,211,798	$7,380	$39,632	$1,179,546	$—	$1,211,798
States and political subdivisions	2,356,730	31,823	71,318	2,317,235	(310)	2,356,420
Other	1,500	—	10	1,490	—	1,500
Total	$3,570,028	$39,203	$110,960	$3,498,271	$(310)	$3,569,718
December 31, 2023
Residential mortgage-backed securities	$1,250,431	$76	$54,175	$1,196,332	$—	$1,250,431
States and political subdivisions	2,367,807	42,990	76,540	2,334,257	(310)	2,367,497
Other	1,500	—	45	1,455	—	1,500
Total	$3,619,738	$43,066	$130,760	$3,532,044	$(310)	$3,619,428
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. The carrying value of held-to-maturity securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $1.0 billion at both September 30, 2024 and December 31, 2023, respectively. Accrued interest receivable on held-to-maturity securities totaled $20.2 million and $40.9 million at September 30, 2024 and December 31, 2023, respectively and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
From time to time, we have reclassified certain securities from available for sale to held to maturity. The net unamortized, unrealized gain remaining on transferred securities included in accumulated other comprehensive income in the accompanying balance sheet totaled $685 thousand ($541 thousand, net of tax) at September 30, 2024 and $1.2 million ($909 thousand, net of tax) at December 31, 2023. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by States and political subdivisions and other securities as of September 30, 2024 and December 31, 2023:

	States and Political Subdivisions
	Not Guaranteed or Pre-Refunded	Guaranteed by the Texas PSF	Guaranteed by Third Party	Pre-Refunded	Total	Other Securities
September 30, 2024
Aaa/AAA	$301,414	$1,522,654	$13,643	$14,528	$1,852,239	$—
Aa/AA	498,379	—	6,112	—	504,491	—
Not rated	—	—	—	—	—	1,500
Total	$799,793	$1,522,654	$19,755	$14,528	$2,356,730	$1,500
December 31, 2023
Aaa/AAA	$301,721	$1,541,913	$13,651	$1,401	$1,858,686	$—
Aa/AA	503,016	—	6,105	—	509,121	—
Not rated	—	—	—	—	—	1,500
Total	$804,737	$1,541,913	$19,756	$1,401	$2,367,807	$1,500

The following table details activity in the allowance for credit losses on held-to-maturity securities during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$310	$267	$310	$158
Credit loss expense (benefit)	—	43	—	152
Ending balance	$310	$310	$310	$310
Securities - Available for Sale. A summary of the amortized cost, fair value and allowance for credit losses related to securities available for sale as of September 30, 2024 and December 31, 2023, is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
September 30, 2024
U.S. Treasury	$4,188,623	$—	$200,877	$—	$3,987,746
Residential mortgage-backed securities	7,418,797	22,023	748,157	—	6,692,663
States and political subdivisions	4,799,347	9,228	212,015	—	4,596,560
Other	43,074	—	—	—	43,074
Total	$16,449,841	$31,251	$1,161,049	$—	$15,320,043
December 31, 2023
U.S. Treasury	$5,212,894	$—	$285,305	$—	$4,927,589
Residential mortgage-backed securities	7,463,954	9,066	876,338	—	6,596,682
States and political subdivisions	5,245,721	5,762	240,152	—	5,011,331
Other	42,769	—	—	—	42,769
Total	$17,965,338	$14,828	$1,401,795	$—	$16,578,371
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At September 30, 2024, all of the securities in our available for sale municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 72.6% are either guaranteed by the Texas Permanent School Fund (“PSF”) or have been pre-refunded. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of available-for-sale securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $5.4 billion and $6.1 billion at September 30, 2024 and December 31, 2023, respectively. Accrued interest receivable on available-for-sale securities totaled $75.8 million and $114.9 million at September 30, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The table below summarizes, as of September 30, 2024, securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by type of security and length of time in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$3,987,746	$200,877	$3,987,746	$200,877
Residential mortgage-backed securities	719	2	5,093,851	748,155	5,094,570	748,157
States and political subdivisions	325,850	919	3,633,545	211,096	3,959,395	212,015
Total	$326,569	$921	$12,715,142	$1,160,128	$13,041,711	$1,161,049
As of September 30, 2024, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.
Contractual Maturities. The following table summarizes the maturity distribution schedule of securities held to maturity and securities available for sale as of September 30, 2024. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
Held To Maturity
Amortized Cost
Residential mortgage-backed securities	$—	$391,052	$131,149	$689,597	$1,211,798
States and political subdivisions	7,608	17,701	51,795	2,279,626	2,356,730
Other	1,500	—	—	—	1,500
Total	$9,108	$408,753	$182,944	$2,969,223	$3,570,028
Estimated Fair Value
Residential mortgage-backed securities	$—	$362,510	$120,099	$696,937	$1,179,546
States and political subdivisions	7,599	17,916	50,384	2,241,336	2,317,235
Other	1,490	—	—	—	1,490
Total	$9,089	$380,426	$170,483	$2,938,273	$3,498,271
Available For Sale
Amortized Cost
U. S. Treasury	$1,173,908	$2,623,994	$198,031	$192,690	$4,188,623
Residential mortgage-backed securities	232	999	12,927	7,404,639	7,418,797
States and political subdivisions	114,631	240,915	818,886	3,624,915	4,799,347
Other	—	—	—	—	43,074
Total	$1,288,771	$2,865,908	$1,029,844	$11,222,244	$16,449,841
Estimated Fair Value
U. S. Treasury	$1,166,473	$2,502,945	$171,836	$146,492	$3,987,746
Residential mortgage-backed securities	231	1,015	13,011	6,678,406	6,692,663
States and political subdivisions	114,501	240,215	794,936	3,446,908	4,596,560
Other	—	—	—	—	43,074
Total	$1,281,205	$2,744,175	$979,783	$10,271,806	$15,320,043
Sales of Securities. Sales of available for sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Proceeds from sales	$60,591	$360,712	$60,591	$1,904,067
Gross realized gains	538	341	538	5,758
Gross realized losses	(522)	(329)	(522)	(5,692)
Tax (expense) benefit of securities gains/losses	(3)	(3)	(3)	(14)
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Premium amortization	$(16,078)	$(19,367)	$(50,601)	$(66,534)
Discount accretion	5,287	5,672	15,024	15,920
Net (premium amortization) discount accretion	$(10,791)	$(13,695)	$(35,577)	$(50,614)

Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	September 30, 2024	December 31, 2023
U.S. Treasury	$32,261	$30,265
States and political subdivisions	92	1,452
Total	$32,353	$31,717
Net gains and losses on trading account securities included in other non-interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net gain on sales transactions	$1,250	$1,093	$3,632	$2,964
Net mark-to-market gains (losses)	16	(25)	(85)	(52)
Net gain (loss) on trading account securities	$1,266	$1,068	$3,547	$2,912
Note 3 - Loans
Loans were as follows:

	September 30, 2024	December 31, 2023
Commercial and industrial	$5,822,976	$5,967,182
Energy:
Production	846,434	681,568
Service	205,829	194,126
Other	17,455	61,043
Total energy	1,069,718	936,737
Commercial real estate:
Commercial mortgages	6,961,403	6,746,709
Construction	2,305,255	1,680,724
Land	513,862	555,211
Total commercial real estate	9,780,520	8,982,644
Consumer real estate:
Home equity lines of credit	864,702	792,876
Home equity loans	862,284	694,966
Home improvement loans	840,292	765,887
Other	355,599	206,997
Total consumer real estate	2,922,877	2,460,726
Total real estate	12,703,397	11,443,370
Consumer and other	458,772	476,962
Total loans	$20,054,863	$18,824,251
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston, and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of September 30, 2024, there were no concentrations of loans related to any single industry in excess of 10% of total loans. At that date, the largest industry concentrations were related to the automobile dealerships industry, which totaled 5.6% of total loans and the energy industry, which totaled 5.3% of total loans. Unfunded commitments to extend credit and standby letters of credit issued to customers in the automobile dealership industry totaled $405.4 million and $20.3 million, respectively, as of September 30, 2024, while unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.1 billion and $70.5 million, respectively, as of September 30, 2024.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2024 or December 31, 2023.

Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers, and their affiliates (collectively referred to as “related parties”). Such loans totaled $278.3 million at September 30, 2024 and $416.1 million at December 31, 2023.
Accrued Interest Receivable. Accrued interest receivable on loans totaled $85.8 million and $90.8 million at September 30, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.
Non-accrual loans, segregated by class of loans, were as follows:

	September 30, 2024		December 31, 2023
	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$51,059	$9,461	$19,545	$5,391
Energy	8,165	5,463	11,500	7,398
Commercial real estate:
Buildings, land, and other	38,908	19,206	22,420	4,983
Construction	—	—	—	—
Consumer real estate	6,371	3,852	7,442	5,160
Consumer and other	374	—	—	—
Total	$104,877	$37,982	$60,907	$22,932
The following table presents non-accrual loans as of September 30, 2024, by class and year of origination.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$22,756	$2,822	$4,335	$2,088	$494	$2,171	$730	$15,663	$51,059
Energy	4,086	—	—	—	56	1,321	2,702	—	8,165
Commercial real estate:
Buildings, land, and other	328	18,867	10,911	3,242	1,248	1,594	2,718	—	38,908
Construction	—	—	—	—	—	—	—	—	—
Consumer real estate	—	—	—	—	36	2,258	493	3,584	6,371
Consumer and other	—	374	—	—	—	—	—	—	374
Total	$27,170	$22,063	$15,246	$5,330	$1,834	$7,344	$6,643	$19,247	$104,877
In the table above, loans reported as 2024 originations as of September 30, 2024 were, for the most part, first originated in years prior to 2024 but were renewed in the current year. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $1.5 million and $4.0 million for the three and nine months ended September 30, 2024 and approximately $1.2 million and $2.7 million for the three and nine months ended September 30, 2023.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of September 30, 2024, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$29,565	$27,860	$57,425	$5,765,551	$5,822,976	$4,084
Energy	1,600	4,079	5,679	1,064,039	1,069,718	—
Commercial real estate:
Buildings, land, and other	77,260	28,878	106,138	7,369,127	7,475,265	46
Construction	1,400	131	1,531	2,303,724	2,305,255	131
Consumer real estate	13,421	9,706	23,127	2,899,750	2,922,877	3,695
Consumer and other	5,940	425	6,365	452,407	458,772	425
Total	$129,186	$71,079	$200,265	$19,854,598	$20,054,863	$8,381
Modifications to Borrowers Experiencing Financial Difficulty. From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. The period-end balance of loan modifications, segregated by type of modification, to borrowers experiencing financial difficulty during the nine months ended September 30, 2024 and 2023 are set forth in the table below, regardless of whether such modifications resulted in a new loan. There were $52.0 million in commitments to lend additional funds to these borrowers at September 30, 2024.

	Payment Delay	Percent of Total Class of Loans	Combination: Payment Delay and Term Extension	Percent of Total Class of Loans	Combination: Interest Rate Reduction and Term Extension	Percent of Total Class of Loans
September 30, 2024
Commercial and industrial	$1,823	—%	$46,925	0.8%	$—	—%
Commercial real estate:
Buildings, land, and other	2,061	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	$3,884	—	$46,925	0.2	$—	—
September 30, 2023
Commercial and industrial	$—	—%	$15,912	0.3%	$—	—%
Commercial real estate:
Buildings, land, and other	—	—	19,785	0.3	2,100	—
	$—	—	$35,697	0.2	$2,100	—
The financial effects of the loan modifications made to borrowers experiencing financial difficulty were not significant during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we modified the interest rate on one loan from a variable rate of prime plus a spread of 1.75% (10.25% as of the modification date) to a fixed rate of 6.74% in addition to extending the term of the loan. The loan modifications reported in the table above did not significantly impact our determination of the allowance for credit losses on loans during their respective reporting periods.

Information as of September 30, 2024 and September 30, 2023, related to loans modified (by type of modification) in the preceding twelve months, respectively, whereby the borrower was experiencing financial difficulty at the time of modification is set forth in the following table.

	September 30, 2024		September 30, 2023
	Payment Delay	Combination: Payment Delay and Term Extension	Combination: Interest Rate Reduction and Term Extension
Past due in excess of 90 days or on non-accrual status at period-end:
Commercial and industrial	$1,823	$19,994	$—
Commercial real estate:
Buildings, land, and other	2,061	—	2,100
	$3,884	$19,994	$2,100
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
We utilize a risk grading matrix to assign a risk grade to each of our commercial loans. Loans are graded on a scale of 1 to 14. A description of the general characteristics of the 14 risk grades is set forth in our 2023 Form 10-K. We monitor portfolio credit quality by the weighted-average risk grade of each class of commercial loan. Individual relationship managers, under the oversight of credit administration, review updated financial information for all pass grade loans to reassess the risk grade on at least an annual basis. When a loan has a risk grade of 9, it is still considered a pass grade loan; however, it is considered to be on management’s “watch list,” where a significant risk-modifying action is anticipated in the near term. When a loan has a risk grade of 10 or higher, a special assets officer monitors the loan on an on-going basis. The following table presents weighted-average risk grades for all commercial loans, by class and year of origination/renewal, as of September 30, 2024.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Commercial and industrial
Risk grades 1-8	$1,117,081	$608,162	$467,493	$297,464	$293,499	$291,128	$2,130,893	$40,570	$5,246,290	6.34
Risk grade 9	17,309	13,000	92,050	11,848	4,481	10,212	106,701	5,102	260,703	9.00
Risk grade 10	6,900	5,377	14,054	1,215	132	12,591	26,412	1,418	68,099	10.00
Risk grade 11	49,220	16,214	18,840	22,893	5,331	2,112	77,935	4,280	196,825	11.00
Risk grade 12	15,220	2,272	2,856	2,060	483	2,171	723	9,873	35,658	12.00
Risk grade 13	7,536	550	1,479	28	11	—	7	5,790	15,401	13.00
	$1,213,266	$645,575	$596,772	$335,508	$303,937	$318,214	$2,342,671	$67,033	$5,822,976	6.71
W/A risk grade	6.93	6.99	7.49	7.20	5.70	6.07	6.42	8.89	6.71
Energy
Risk grades 1-8	$325,589	$23,800	$47,276	$43,113	$3,378	$4,499	$568,678	$5,783	$1,022,116	5.72
Risk grade 9	—	2,487	3,318	2,040	—	406	17,517	630	26,398	9.00
Risk grade 10	—	—	—	16	—	—	3,000	—	3,016	10.00
Risk grade 11	—	—	2,063	—	54	3,139	4,767	—	10,023	11.00
Risk grade 12	4,086	—	—	—	56	1,321	2	—	5,465	12.00
Risk grade 13	—	—	—	—	—	—	2,700	—	2,700	13.00
	$329,675	$26,287	$52,657	$45,169	$3,488	$9,365	$596,664	$6,413	$1,069,718	5.91
W/A risk grade	6.27	7.16	7.24	6.09	6.81	9.06	5.46	7.06	5.91

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Commercial real estate:
Buildings, land, other
Risk grades 1-8	$996,825	$1,382,808	$1,393,417	$1,075,231	$683,603	$1,022,727	$119,987	$90,009	$6,764,607	7.03
Risk grade 9	18,021	17,294	127,554	48,332	11,198	41,484	10,560	65,540	339,983	9.00
Risk grade 10	2,576	32,349	51,933	25,609	16,692	13,015	—	1,718	143,892	10.00
Risk grade 11	10,505	7,469	53,958	21,731	11,606	82,606	—	—	187,875	11.00
Risk grade 12	328	14,717	10,911	3,020	1,126	1,594	2,437	—	34,133	12.00
Risk grade 13	—	4,150	—	222	122	—	281	—	4,775	13.00
	$1,028,255	$1,458,787	$1,637,773	$1,174,145	$724,347	$1,161,426	$133,265	$157,267	$7,475,265	7.31
W/A risk grade	7.21	7.34	7.43	7.40	7.13	7.16	7.24	7.61	7.31
Construction
Risk grades 1-8	$468,262	$543,840	$497,630	$53,892	$27,978	$711	$232,768	$161	$1,825,242	7.14
Risk grade 9	90,353	—	93,883	176,903	—	—	6,621	—	367,760	9.00
Risk grade 10	14,816	34,842	1,208	49,088	—	—	—	—	99,954	10.00
Risk grade 11	—	—	12,299	—	—	—	—	—	12,299	11.00
Risk grade 12	—	—	—	—	—	—	—	—	—	12.00
Risk grade 13	—	—	—	—	—	—	—	—	—	13.00
	$573,431	$578,682	$605,020	$279,883	$27,978	$711	$239,389	$161	$2,305,255	7.58
W/A risk grade	7.68	7.52	7.79	8.85	2.53	7.71	6.04	7.03	7.58
Total commercial real estate	$1,601,686	$2,037,469	$2,242,793	$1,454,028	$752,325	$1,162,137	$372,654	$157,428	$9,780,520	7.37
W/A risk grade	7.38	7.39	7.52	7.68	6.96	7.16	6.47	7.61	7.37
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

Information about the payment status of consumer loans, segregated by portfolio segment and year of origination, as of September 30, 2024, was as follows:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$110	$1,212	$1,695	$1,556	$286	$2,431	$5,982	$149	$13,421
Past due 90 or more days	—	50	704	519	324	2,641	1,667	3,801	9,706
Total past due	110	1,262	2,399	2,075	610	5,072	7,649	3,950	23,127
Current loans	510,521	562,979	398,297	255,966	152,220	166,586	844,925	8,256	2,899,750
Total	$510,631	$564,241	$400,696	$258,041	$152,830	$171,658	$852,574	$12,206	$2,922,877
Consumer and other:
Past due 30-89 days	$2,849	$527	$302	$75	$49	$26	$1,806	$306	$5,940
Past due 90 or more days	120	—	2	—	—	—	122	181	425
Total past due	2,969	527	304	75	49	26	1,928	487	6,365
Current loans	46,864	32,369	15,052	3,420	2,447	1,299	327,574	23,382	452,407
Total	$49,833	$32,896	$15,356	$3,495	$2,496	$1,325	$329,502	$23,869	$458,772
Period-end balances for revolving loans that converted to term during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commercial and industrial	$8,631	$13,144	$23,464	$18,246
Energy	67	3,451	695	4,050
Commercial real estate:
Buildings, land and other	49	—	67,932	5,635
Construction	19	—	162	—
Consumer real estate	1,155	709	2,770	1,630
Consumer and other	2,818	1,699	8,415	5,151
Total	$12,739	$19,003	$103,438	$34,712
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2023 Form 10-K, totaled 126.9 at September 30, 2024 and 127.2 at December 31, 2023. A lower TLI value implies less favorable economic conditions.
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
The following table presents details of the allowance for credit losses on loans segregated by loan portfolio segment as of September 30, 2024 and December 31, 2023.

September 30, 2024	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Modeled expected credit losses	$49,113	$3,653	$19,148	$16,247	$6,696	$94,857
Q-Factor and other qualitative adjustments	16,062	5,768	118,902	569	3,072	144,373
Specific allocations	15,401	2,700	4,775	836	187	23,899
Total	$80,576	$12,121	$142,825	$17,652	$9,955	$263,129
December 31, 2023
Modeled expected credit losses	$50,959	$7,838	$15,443	$12,364	$5,969	$92,573
Q-Factor and other qualitative adjustments	20,612	7,276	112,505	433	4,071	144,897
Specific allocations	2,435	2,700	2,650	741	—	8,526
Total	$74,006	$17,814	$130,598	$13,538	$10,040	$245,996
The following table details activity in the allowance for credit losses on loans by portfolio segment for the three and nine months ended September 30, 2024 and 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
September 30, 2024
Beginning balance	$78,554	$11,485	$140,020	$15,707	$10,541	$256,307
Credit loss expense (benefit)	4,697	146	2,791	3,838	4,990	16,462
Charge-offs	(3,907)	—	—	(2,013)	(8,007)	(13,927)
Recoveries	1,232	490	14	120	2,431	4,287
Net (charge-offs) recoveries	(2,675)	490	14	(1,893)	(5,576)	(9,640)
Ending balance	$80,576	$12,121	$142,825	$17,652	$9,955	$263,129
September 30, 2023
Beginning balance	$75,166	$14,929	$120,926	$13,035	$9,563	$233,619
Credit loss expense (benefit)	(623)	1,784	5,424	2,130	4,893	13,608
Charge-offs	(943)	—	(62)	(170)	(8,189)	(9,364)
Recoveries	707	353	204	44	3,064	4,372
Net (charge-offs) recoveries	(236)	353	142	(126)	(5,125)	(4,992)
Ending balance	$74,307	$17,066	$126,492	$15,039	$9,331	$242,235

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Nine months ended:
September 30, 2024
Beginning balance	$74,006	$17,814	$130,598	$13,538	$10,040	$245,996
Credit loss expense (benefit)	13,625	(6,668)	12,304	7,819	16,768	43,848
Charge-offs	(10,333)	(79)	(122)	(4,090)	(24,624)	(39,248)
Recoveries	3,278	1,054	45	385	7,771	12,533
Net (charge-offs) recoveries	(7,055)	975	(77)	(3,705)	(16,853)	(26,715)
Ending balance	$80,576	$12,121	$142,825	$17,652	$9,955	$263,129
September 30, 2023
Beginning balance	$104,237	$18,062	$90,301	$8,004	$7,017	$227,621
Credit loss expense (benefit)	(18,903)	(1,683)	35,918	7,235	15,649	38,216
Charge-offs	(14,259)	(518)	(62)	(1,500)	(22,147)	(38,486)
Recoveries	3,232	1,205	335	1,300	8,812	14,884
Net (charge-offs) recoveries	(11,027)	687	273	(200)	(13,335)	(23,602)
Ending balance	$74,307	$17,066	$126,492	$15,039	$9,331	$242,235
The following table presents year-to-date gross charge-offs by year of origination as of September 30, 2024.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$5	$1,741	$755	$487	$402	$625	$5,252	$1,066	$10,333
Energy	—	79	—	—	—	—	—	—	79
Commercial real estate:
Buildings, land and other	—	—	122	—	—	—	—	—	122
Construction	—	—	—	—	—	—	—	—	—
Consumer real estate	—	407	315	253	—	558	2,490	67	4,090
Consumer and other	16,546	5,768	189	53	27	61	1,949	31	24,624
Total	$16,551	$7,995	$1,381	$793	$429	$1,244	$9,691	$1,164	$39,248
In the table above, $16.3 million of the consumer and other loan charge-offs reported as 2024 originations and $5.5 million of the total reported as 2023 originations were related to deposit overdrafts.
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment, as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial and industrial	$50,127	$15,401	$18,670	$2,435
Energy	8,165	2,700	11,353	2,700
Commercial real estate:
Buildings, land and other	35,654	4,272	21,373	2,650
Construction	2,061	503	—	—
Consumer real estate	6,096	836	7,235	741
Consumer and other	374	187	—	—
Total	$102,477	$23,899	$58,631	$8,526

Note 4 - Deposits
Deposits were as follows:

	September 30, 2024	December 31, 2023
Non-interest-bearing demand deposits	$13,953,070	$14,926,094
Interest-bearing deposits:
Savings and interest checking	9,731,918	10,512,637
Money market accounts	11,496,293	10,997,279
Time accounts	6,539,340	5,484,558
Total interest-bearing deposits	27,767,551	26,994,474
Total deposits	$41,720,621	$41,920,568
The table below presents additional information about our deposits. Public funds in excess of deposit insurance limits are included in the totals for deposits not covered by insurance; however, such deposits are generally fully collateralized by securities.

	September 30, 2024	December 31, 2023
Deposits from foreign sources (primarily Mexico)	$1,164,042	$1,061,701
Non-interest-bearing public funds deposits	430,437	675,016
Interest-bearing public funds deposits	734,657	630,455
Total deposits not covered by deposit insurance	22,060,675	22,393,786
Time deposits not covered by deposit insurance	2,809,756	2,339,716
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
Financial instruments with off-balance-sheet risk were as follows:

	September 30, 2024	December 31, 2023
Commitments to extend credit	$12,161,223	$12,195,073
Standby letters of credit	433,399	438,635
Deferred standby letter of credit fees	2,354	2,912
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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$53,802	$52,881	$51,751	$58,593
Credit loss expense (benefit)	2,924	(2,466)	4,975	(8,178)
Ending balance	$56,726	$50,415	$56,726	$50,415
Lease Commitments. We lease certain office facilities and office equipment under operating leases. The components of total lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of lease right-of-use assets	$8,846	$8,220	$26,465	$25,732
Short-term lease expense	300	852	1,019	1,754
Non-lease components (including taxes, insurance, common maintenance, etc.)	2,546	3,269	9,561	10,312
Total	$11,692	$12,341	$37,045	$37,798
Right-of-use lease assets totaled $275.6 million at September 30, 2024 and $280.5 million at December 31, 2023, and are reported as a component of premises and equipment on our accompanying consolidated balance sheets. The related lease liabilities totaled $312.7 million at September 30, 2024 and $316.4 million at December 31, 2023, and are reported as a component of accrued interest payable and other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $8.3 million and $25.3 million during the three and nine months ended September 30, 2024, respectively, and $7.3 million and $23.8 million during the three and nine months ended September 30, 2023, respectively. There has been no significant change in our expected future minimum lease payments since December 31, 2023. See the 2023 Form 10-K for information regarding these commitments.
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
Cullen/Frost’s and Frost Bank’s Common Equity Tier 1 capital (“CET1”) includes common stock and related paid-in capital, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in CET1. We also elected to exclude the effects of credit loss accounting under CECL from CET1 for a five-year transitional period, as further discussed in our 2023 Form 10-K. This CECL transitional adjustment totaled $15.4 million and $30.8 million at September 30, 2024 and December 31, 2023, respectively. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Frost Bank's CET1 is also reduced by its equity investment in its financial subsidiary, Frost Insurance Agency (“FIA”).
Tier 1 capital includes CET1 and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital included $145.5 million of 4.450% non-cumulative perpetual preferred stock at September 30, 2024 and December 31, 2023, the details of which are further discussed below. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at September 30, 2024 or December 31, 2023. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowances for credit losses on securities, loans, and off-balance-sheet credit exposures. Tier 2 capital for Cullen/Frost also includes the permissible portion of qualified subordinated debt (which decreases 20.0% per year during the final five years of the term of the notes) totaling $40.0 million at September 30, 2024 and $60.0 million at December 31, 2023, and trust preferred securities totaling $120.0 million at both September 30, 2024 and December 31, 2023.

The following table presents actual and required capital ratios as of September 30, 2024 and December 31, 2023, for Cullen/Frost and Frost Bank under the Basel III Capital Rules. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2023 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Required to be Considered Well- Capitalized (1)
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2024
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$4,241,732	13.55%	$2,190,654	7.00%	N/A	N/A
Frost Bank	4,303,872	13.76	2,189,228	7.00	$2,032,855	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,387,184	14.02	2,660,080	8.50	1,877,704	6.00
Frost Bank	4,303,872	13.76	2,658,349	8.50	2,501,975	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	4,850,001	15.50	3,285,982	10.50	3,129,506	10.00
Frost Bank	4,606,689	14.73	3,283,842	10.50	3,127,469	10.00
Leverage Ratio
Cullen/Frost	4,387,184	8.80	1,995,300	4.00	N/A	N/A
Frost Bank	4,303,872	8.63	1,995,630	4.00	2,494,538	5.00

December 31, 2023
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$4,036,945	13.25%	$2,132,516	7.00%	N/A	N/A
Frost Bank	4,057,111	13.33	2,129,784	7.00	$1,977,656	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,182,397	13.73	2,589,484	8.50	1,827,871	6.00
Frost Bank	4,057,111	13.33	2,586,166	8.50	2,434,038	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	4,625,760	15.18	3,198,774	10.50	3,046,452	10.00
Frost Bank	4,320,474	14.20	3,194,676	10.50	3,042,548	10.00
Leverage Ratio
Cullen/Frost	4,182,397	8.35	2,003,020	4.00	N/A	N/A
Frost Bank	4,057,111	8.10	2,003,152	4.00	2,503,940	5.00
____________________
(1)“Well-capitalized” minimum Common Equity Tier 1 to Risk-Weighted Assets and Leverage Ratio are not formally defined under applicable banking regulations for bank holding companies.
As of September 30, 2024, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Based on the ratios presented above, capital levels as of September 30, 2024, at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well-capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2024, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
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

Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. The purpose of such plans and the manner in which shares are repurchased is discussed in more detail in our 2023 Form 10-K. Most recently, on January 24, 2024, our board of directors authorized a $150.0 million stock repurchase program (the “2024 Repurchase Plan”), allowing us to repurchase shares of our common stock over a one-year period expiring on January 24, 2025. The 2024 Repurchase Plan was publicly announced in a current report on Form 8-K filed with the SEC on January 25, 2024. Under this plan, we repurchased 489,862 shares at a total cost of $50.0 million (excluding applicable excise taxes) during the nine months ended September 30, 2024. Under a prior stock repurchase plan, we repurchased 400,868 shares at a total cost of $39.0 million (excluding applicable excise taxes) during 2023. Under the Basel III Capital Rules, Cullen/Frost may not repurchase or redeem any of its preferred stock or subordinated notes and, in some cases, its common stock without the prior approval of the Federal Reserve Board.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at September 30, 2024, Frost Bank could pay aggregate dividends of up to $1.1 billion to Cullen/Frost without prior regulatory approval.
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
The notional amounts and estimated fair values of interest rate derivative contracts are presented in the following table. The fair values of interest rate derivative contracts are estimated utilizing internal valuation methods with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	813,430	$40,646	1,040,659	$58,486
Loan/lease interest rate swaps – liabilities	1,030,398	(30,034)	617,266	(20,293)
Loan/lease interest rate caps – assets	209,701	6,059	275,000	11,747
Customer counterparties:
Loan/lease interest rate swaps – assets	1,007,173	30,085	617,266	20,482
Loan/lease interest rate swaps – liabilities	781,892	(40,615)	1,040,659	(58,485)
Loan/lease interest rate caps – liabilities	209,701	(6,057)	275,000	(11,747)
The weighted-average rates paid and received for interest rate swaps outstanding at September 30, 2024, were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Non-hedging interest rate swaps – financial institution counterparties	5.05%	6.86%
Non-hedging interest rate swaps – customer counterparties	6.86	5.05
The weighted-average strike rate for outstanding interest rate caps was 3.64% at September 30, 2024.
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

		September 30, 2024		December 31, 2023
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	6,771	$41,766	5,601	$37,667
Oil – liabilities	Barrels	4,713	(11,447)	4,581	(18,500)
Natural gas – assets	MMBTUs	22,467	8,237	17,363	11,822
Natural gas – liabilities	MMBTUs	8,572	(2,575)	6,462	(2,499)
Customer counterparties:
Oil – assets	Barrels	4,854	11,485	4,618	18,722
Oil – liabilities	Barrels	6,629	(40,915)	5,564	(36,877)
Natural gas – assets	MMBTUs	8,572	2,594	6,462	2,499
Natural gas – liabilities	MMBTUs	22,467	(7,861)	17,363	(11,571)
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

		September 30, 2024		December 31, 2023
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward and option contracts – assets	CAD	—	$—	250	$1
Forward and option contracts – liabilities	EUR	—	—	3,000	(14)
Forward and option contracts – liabilities	CAD	—	—	250	(5)
Customer counterparties:
Forward and option contracts – assets	EUR	—	—	3,000	16
Forward and option contracts – assets	CAD	—	—	250	5
Forward and option contracts – liabilities	CAD	—	—	250	—
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
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$—	$—	$—	$16
Amount of (gain) loss included in other non-interest expense	—	(4)	—	—
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
Amounts included in the consolidated statements of income related to non-hedge related derivative instruments are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Non-hedging interest rate derivatives:
Other non-interest income	$1,435	$2,049	$3,072	$3,761
Other non-interest expense	(1)	—	2	—
Non-hedging commodity derivatives:
Other non-interest income	311	697	1,636	1,622
Non-hedging foreign currency derivatives:
Other non-interest income	—	—	11	25
Counterparty Credit Risk. Our credit exposure relating to interest rate, commodity and foreign currency derivative contracts with bank customers was approximately $30.1 million at September 30, 2024. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate, commodity and foreign currency derivative contracts with upstream financial institution counterparties was approximately $2.7 million at September 30, 2024. This amount was related to excess collateral we have posted to certain counterparties combined with a shortfall of collateral received from certain other counterparties. Collateral positions are generally cleared on the next business day. Collateral levels for upstream financial institution counterparties are monitored and adjusted, as necessary. See Note 8 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2024, is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
September 30, 2024
Financial assets:
Derivatives:
Interest rate contracts	$46,705	$—	$46,705
Commodity contracts	50,003	—	50,003
Total derivatives	96,708	—	96,708
Resell agreements	9,650	—	9,650
Total	$106,358	$—	$106,358
Financial liabilities:
Derivatives:
Interest rate contracts	$30,034	$—	$30,034
Commodity contracts	14,022	—	14,022
Total derivatives	44,056	—	44,056
Repurchase agreements	4,014,037	—	4,014,037
Total	$4,058,093	$—	$4,058,093

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
September 30, 2024
Financial assets:
Derivatives:
Counterparty H	$37,881	$(9,014)	$(28,867)	$—
Counterparty F	20,090	(1,987)	(17,170)	933
Counterparty B	22,591	(4,525)	(18,066)	—
Counterparty E	8,941	(8,823)	—	118
Other counterparties	7,205	(3,325)	(3,880)	—
Total derivatives	96,708	(27,674)	(67,983)	1,051
Resell agreements	9,650	—	(9,650)	—
Total	$106,358	$(27,674)	$(77,633)	$1,051
Financial liabilities:
Derivatives:
Counterparty H	$9,014	$(9,014)	$—	$—
Counterparty F	1,987	(1,987)	—	—
Counterparty B	4,525	(4,525)	—	—
Counterparty E	8,823	(8,823)	—	—
Other counterparties	19,707	(3,325)	(16,382)	—
Total derivatives	44,056	(27,674)	(16,382)	—
Repurchase agreements	4,014,037	—	(4,014,037)	—
Total	$4,058,093	$(27,674)	$(4,030,419)	$—

Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2023, is presented in the following tables.

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of September 30, 2024 and December 31, 2023, is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
September 30, 2024
Repurchase agreements:
U.S. Treasury	$2,072,367	$—	$—	$—	$2,072,367
Residential mortgage-backed securities	1,941,670	—	—	—	1,941,670
Total borrowings	$4,014,037	$—	$—	$—	$4,014,037
Gross amount of recognized liabilities for repurchase agreements					$4,014,037
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2023
Repurchase agreements:
U.S. Treasury	$3,300,662	$—	$—	$—	$3,300,662
Residential mortgage-backed securities	826,526	—	—	—	826,526
Total borrowings	$4,127,188	$—	$—	$—	$4,127,188
Gross amount of recognized liabilities for repurchase agreements					$4,127,188
Amounts related to agreements not included in offsetting disclosures above					$—
Note 9 - Stock-Based Compensation
A combined summary of activity in our active stock plans is presented in the table below. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. On April 24, 2024, the shareholders of Cullen/Frost approved the 2024 Equity Incentive Plan (the “2024 Plan”) to replace the 2015 Omnibus Incentive Plan (the “2015 Plan”). Under the 2024 Plan, shareholders approved the issuance, pursuant to the plan, of 2,576,038 shares of our common stock. This amount included 2,350,000 newly authorized shares and the 226,038 shares remaining available for issuance under the superseded 2015 Plan. As of September 30, 2024, there were 2,567,893 shares remaining available for grant for future stock-based compensation awards.

	Deferred Stock Units Outstanding		Non-Vested Restricted Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2024	54,164	$89.71	566,806	$99.77	267,054	$89.99	485,941	$71.25
Granted	7,997	116.84	2,826	107.95	—	—	—	—
Exercised/vested	(9,382)	80.99	(858)	83.86	(45,818)	57.89	(198,035)	78.19
Forfeited/expired	—	—	(2,237)	107.53	(22,913)	57.89	—	—
Balance, September 30, 2024	52,779	95.37	566,537	99.80	198,323	101.12	287,906	66.47

Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
New shares issued from available authorized shares	—	—	—	49,887
Shares issued from available treasury stock	131,465	8,483	254,093	22,609
Proceeds from stock option exercises	$10,275	$596	$15,484	$3,042
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Non-vested stock units	$3,128	$2,423	$9,607	$8,594
Deferred stock units	—	—	934	880
Performance stock units	(1,369)	688	(521)	3,172
Total	$1,759	$3,111	$10,020	$12,646
Income tax benefit	$556	$531	$2,547	$2,399
Unrecognized stock-based compensation expense at September 30, 2024 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

Non-vested stock units	$13,122
Performance stock units	8,953
Total	$22,075

Note 10 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2023 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$146,501	$155,651	$427,690	$495,422
Less: Preferred stock dividends	1,668	1,668	5,006	5,006
Net income available to common shareholders	144,833	153,983	422,684	490,416
Less: Earnings allocated to participating securities	1,581	1,533	4,855	5,016
Net earnings allocated to common stock	$143,252	$152,450	$417,829	$485,400

Distributed earnings allocated to common stock	$60,706	$58,913	$178,894	$170,702
Undistributed earnings allocated to common stock	82,546	93,537	238,935	314,698
Net earnings allocated to common stock	$143,252	$152,450	$417,829	$485,400

Weighted-average shares outstanding for basic earnings per common share	63,957,786	64,067,352	64,121,925	64,226,113
Dilutive effect of stock compensation	127,221	171,892	141,501	208,187
Weighted-average shares outstanding for diluted earnings per common share	64,085,007	64,239,244	64,263,426	64,434,300
Note 11 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected return on plan assets, net of expenses	$(2,411)	$(2,740)	$(7,234)	$(8,220)
Interest cost on projected benefit obligation	1,662	1,746	4,985	5,238
Net amortization and deferral	418	869	1,255	2,609
Net periodic expense (benefit)	$(331)	$(125)	$(994)	$(373)
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the nine months ended September 30, 2024. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2024.
Note 12 - Income Taxes
Income tax expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Current income tax expense	$32,193	$31,890	$95,429	$99,298
Deferred income tax expense (benefit)	(3,452)	(558)	(11,165)	(3,047)
Income tax expense, as reported	$28,741	$31,332	$84,264	$96,251
Effective tax rate	16.4%	16.8%	16.5%	16.3%
We had a net deferred tax asset totaling $285.3 million at September 30, 2024 and $328.3 million at December 31, 2023. No valuation allowance for deferred tax assets was recorded as of those dates as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

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

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$498,371	$104,658	$393,713	$(600,441)	$(126,092)	$(474,349)
Change in net unrealized gain on securities transferred to held to maturity	(150)	(31)	(119)	(164)	(35)	(129)
Reclassification adjustment for net (gains) losses included in net income	(16)	(3)	(13)	(12)	(3)	(9)
Total securities available for sale and transferred securities	498,205	104,624	393,581	(600,617)	(126,130)	(474,487)
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	418	88	330	869	182	687
Total defined-benefit post-retirement benefit plans	418	88	330	869	182	687
Total other comprehensive income (loss)	$498,623	$104,712	$393,911	$(599,748)	$(125,948)	$(473,800)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$257,185	$54,009	$203,176	$(547,035)	$(114,877)	$(432,158)
Change in net unrealized gain on securities transferred to held to maturity	(466)	(98)	(368)	(486)	(102)	(384)
Reclassification adjustment for net (gains) losses included in net income	(16)	(3)	(13)	(66)	(14)	(52)
Total securities available for sale and transferred securities	256,703	53,908	202,795	(547,587)	(114,993)	(432,594)
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic expense (benefit)	1,255	264	991	2,609	548	2,061
Total defined-benefit post-retirement benefit plans	1,255	264	991	2,609	548	2,061
Total other comprehensive income (loss)	$257,958	$54,172	$203,786	$(544,978)	$(114,445)	$(430,533)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance at January 1, 2024	$(1,094,794)	$(24,425)	$(1,119,219)
Other comprehensive income (loss) before reclassifications	202,808	—	202,808
Reclassification of amounts included in net income	(13)	991	978
Net other comprehensive income (loss) during period	202,795	991	203,786
Balance at September 30, 2024	$(891,999)	$(23,434)	$(915,433)

Balance at January 1, 2023	$(1,313,791)	$(34,503)	$(1,348,294)
Other comprehensive income (loss) before reclassifications	(432,542)	—	(432,542)
Reclassification of amounts included in net income	(52)	2,061	2,009
Net other comprehensive income (loss) during period	(432,594)	2,061	(430,533)
Balance at September 30, 2023	$(1,746,385)	$(32,442)	$(1,778,827)
Note 14 – Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. See our 2023 Form 10-K for additional information about our operating segments and related accounting policies. Summarized operating results by operating segment were as follows:

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Three months ended:
September 30, 2024
Net interest income (expense)	$405,605	$2,086	$(3,360)	$404,331
Credit loss expense	19,386	—	—	19,386
Non-interest income	66,048	48,144	(485)	113,707
Non-interest expense	281,631	40,584	1,195	323,410
Income (loss) before income taxes	170,636	9,646	(5,040)	175,242
Income tax expense (benefit)	28,363	2,026	(1,648)	28,741
Net income (loss)	142,273	7,620	(3,392)	146,501
Preferred stock dividends	—	—	1,668	1,668
Net income (loss) available to common shareholders	$142,273	$7,620	$(5,060)	$144,833
Revenues from (expenses to) external customers	$471,653	$50,230	$(3,845)	$518,038
September 30, 2023
Net interest income (expense)	$386,832	$2,018	$(3,424)	$385,426
Credit loss expense (benefit)	11,185	—	—	11,185
Non-interest income	62,518	43,903	(423)	105,998
Non-interest expense	254,747	37,304	1,205	293,256
Income (loss) before income taxes	183,418	8,617	(5,052)	186,983
Income tax expense (benefit)	31,021	1,809	(1,498)	31,332
Net income (loss)	152,397	6,808	(3,554)	155,651
Preferred stock dividends	—	—	1,668	1,668
Net income (loss) available to common shareholders	$152,397	$6,808	$(5,222)	$153,983
Revenues from (expenses to) external customers	$449,350	$45,921	$(3,847)	$491,424

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Nine months ended:
September 30, 2024
Net interest income (expense)	$1,195,680	$5,662	$(10,248)	$1,191,094
Credit loss expense (benefit)	48,823	—	—	48,823
Non-interest income	194,606	143,059	(1,391)	336,274
Non-interest expense	844,657	116,432	5,502	966,591
Income (loss) before income taxes	496,806	32,289	(17,141)	511,954
Income tax expense (benefit)	82,817	6,781	(5,334)	84,264
Net income (loss)	413,989	25,508	(11,807)	427,690
Preferred stock dividends	—	—	5,006	5,006
Net income (loss) available to common shareholders	$413,989	$25,508	$(16,813)	$422,684
Revenues from (expenses to) external customers	$1,390,286	$148,721	$(11,639)	$1,527,368
September 30, 2023
Net interest income (expense)	$1,172,689	$5,762	$(7,939)	$1,170,512
Credit loss expense	30,190	—	—	30,190
Non-interest income	183,969	132,088	(1,266)	314,791
Non-interest expense	751,539	106,811	5,090	863,440
Income (loss) before income taxes	574,929	31,039	(14,295)	591,673
Income tax expense (benefit)	93,775	6,518	(4,042)	96,251
Net income (loss)	481,154	24,521	(10,253)	495,422
Preferred stock dividends	—	—	5,006	5,006
Net income (loss) available to common shareholders	$481,154	$24,521	$(15,259)	$490,416
Revenues from (expenses to) external customers	$1,356,658	$137,850	$(9,205)	$1,485,303

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
Financial Assets and Financial Liabilities. The tables below summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2024
Securities available for sale:
U.S. Treasury	$3,987,746	$—	$—	$3,987,746
Residential mortgage-backed securities	—	6,692,663	—	6,692,663
States and political subdivisions	—	4,596,560	—	4,596,560
Other	—	43,074	—	43,074
Trading account securities:
U.S. Treasury	32,261	—	—	32,261
States and political subdivisions	—	92	—	92
Derivative assets:
Interest rate swaps, caps, and floors	—	76,790	—	76,790
Commodity swaps and options	—	64,082	—	64,082
Derivative liabilities:
Interest rate swaps, caps, and floors	—	76,706	—	76,706
Commodity swaps and options	—	62,798	—	62,798
December 31, 2023
Securities available for sale:
U.S. Treasury	$4,927,589	$—	$—	$4,927,589
Residential mortgage-backed securities	—	6,596,682	—	6,596,682
States and political subdivisions	—	5,011,331	—	5,011,331
Other	—	42,769	—	42,769
Trading account securities:
U.S. Treasury	30,265	—	—	30,265
States and political subdivisions	—	1,452	—	1,452
Derivative assets:
Interest rate swaps, caps, and floors	—	90,715	—	90,715
Commodity swaps and options	—	70,710	—	70,710
Foreign currency forward contracts	22	—	—	22
Derivative liabilities:
Interest rate swaps, caps, and floors	—	90,525	—	90,525
Commodity swaps and options	—	69,447	—	69,447
Foreign currency forward contracts	19	—	—	19
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

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Level 2	Level 3	Level 2	Level 3
Carrying value before allocations	$18,831	$43,046	$20,051	$24,921
Specific (allocations) reversals of prior allocations	(2,220)	(13,145)	(1,452)	(4,849)
Fair value	$16,611	$29,901	$18,599	$20,072
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
The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	Nine Months Ended September 30,
	2024	2023
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$2,633	$—
Charge-offs recognized in the allowance for loan losses	—	—
Fair value	$2,633	$—
Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	September 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$9,198,374	$9,198,374	$8,687,276	$8,687,276
Securities held to maturity	3,569,718	3,498,271	3,619,428	3,532,044
Accrued interest receivable	194,562	194,562	251,385	251,385
Level 3 inputs:
Loans, net	19,791,734	19,490,209	18,578,255	18,117,369
Financial liabilities:
Level 2 inputs:
Deposits	41,720,621	41,712,765	41,920,568	41,903,580
Federal funds purchased	22,375	22,375	14,200	14,200
Repurchase agreements	4,014,037	4,014,037	4,127,188	4,127,188
Junior subordinated deferrable interest debentures	123,170	123,712	123,127	123,712
Subordinated notes	99,609	99,319	99,491	96,071
Accrued interest payable	66,462	66,462	61,222	61,222
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
ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain new disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 became effective for us on January 1, 2024, and did not have a significant effect on our financial statements.
ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” ASU 2023-01 requires entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 also provides certain practical expedients applicable to private companies and not-for-profit organizations. ASU 2023-01 became effective for us on January 1, 2024, and did not have a significant effect on our financial statements.
ASU No. 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” ASU 2023-02 is intended to improve the accounting and disclosures for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. ASU 2023-02 became effective for us on January 1, 2024, and did not have a significant effect on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2023, and the other information included in the 2023 Form 10-K. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or any future period.
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

Results of Operations
Net income available to common shareholders totaled $144.8 million, or $2.24 per diluted common share, and $422.7 million, or $6.51 per diluted common share, for the three and nine months ended September 30, 2024, compared to $154.0 million, or $2.38 per diluted common share, and $490.4 million, or $7.54 per diluted common share for the three and nine months ended September 30, 2023.
Selected data for the comparable periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Taxable-equivalent net interest income	$425,160	$407,353	$1,254,148	$1,241,791
Taxable-equivalent adjustment	20,829	21,927	63,054	71,279
Net interest income	404,331	385,426	1,191,094	1,170,512
Credit loss expense	19,386	11,185	48,823	30,190
Net interest income after credit loss expense	384,945	374,241	1,142,271	1,140,322
Non-interest income	113,707	105,998	336,274	314,791
Non-interest expense	323,410	293,256	966,591	863,440
Income before income taxes	175,242	186,983	511,954	591,673
Income taxes	28,741	31,332	84,264	96,251
Net income	146,501	155,651	427,690	495,422
Preferred stock dividends	1,668	1,668	5,006	5,006
Net income available to common shareholders	$144,833	$153,983	$422,684	$490,416
Earnings per common share – basic	$2.24	$2.38	$6.52	$7.56
Earnings per common share – diluted	2.24	2.38	6.51	7.54
Dividends per common share	0.95	0.92	2.79	2.66
Return on average assets	1.16%	1.25%	1.15%	1.32%
Return on average common equity	15.48	18.93	15.90	20.25
Average shareholders’ equity to average assets	7.82	6.91	7.51	6.79
Net income available to common shareholders decreased $9.2 million, or 5.9%, for the three months ended September 30, 2024 and decreased $67.7 million, or 13.8%, for the nine months ended September 30, 2024, compared to the same periods in 2023. The decrease during the three months ended September 30, 2024 was primarily the result of a $30.2 million increase in non-interest expense and an $8.2 million increase in credit loss expense partly offset by an $18.9 million increase in net interest income, a $7.7 million increase in non-interest income, and a $2.6 million decrease in income tax expense. The decrease during the nine months ended September 30, 2024 was primarily the result of a $103.2 million increase in non-interest expense, which included $9.0 million related to a special Federal Deposit Insurance Corporation (“FDIC”) deposit insurance assessment discussed below, and an $18.6 million increase in credit loss expense partly offset by a $21.5 million increase in non-interest income, a $20.6 million increase in net interest income, and a $12.0 million decrease in income tax expense.
Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 78.0% of total revenue during the first nine months of 2024. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. As of September 30, 2024, approximately 41.7% of our loans had a fixed interest rate, while the remaining loans had floating interest rates that were primarily tied to a benchmark developed by the American Financial Exchange, the Secured Overnight Financing Rate (“SOFR”) (approximately 31.1%); the prime interest rate (approximately 21.0%); or the American Interbank Offered Rate (“AMERIBOR”) (approximately 6.1%). Certain other loans are tied to other indices; however, such loans do not make up a significant portion of our loan portfolio as of September 30, 2024.
Select average market rates for the periods indicated are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Federal funds target rate upper bound	5.43%	5.43%	5.48%	5.10%
Effective federal funds rate	5.26	5.26	5.31	4.92
Interest on reserve balances at the Federal Reserve	5.33	5.33	5.38	4.99
Prime	8.46	8.43	8.48	8.09
AMERIBOR Term-30(1)	5.30	5.31	5.34	4.98
AMERIBOR Term-90(1)	5.26	5.54	5.38	5.25
1-Month Term SOFR(2)	5.22	5.29	5.29	4.98
3-Month Term SOFR(2)	5.07	5.37	5.24	5.09
____________________
(1)AMERIBOR Term-30 and AMERIBOR Term-90 are published by the American Financial Exchange.
(2)1-Month Term SOFR and 3-Month Term SOFR market data are the property of Chicago Mercantile Exchange, Inc., or its licensors as applicable. All rights reserved, or otherwise licensed by Chicago Mercantile Exchange, Inc.
As of September 30, 2024, the target range for the federal funds rate was 4.75% to 5.00%. In September 2024, the Federal Reserve released projections whereby the midpoint of the projected appropriate target range for the federal funds rate would fall to 4.4% by the end of 2024 and subsequently decrease to 3.4% by the end of 2025. While there can be no such assurance that any increases or decreases in the federal funds rate will occur, these projections imply up to a 50 basis point decrease in the federal funds rate during the remainder of 2024, followed by a 100 basis point decrease in 2025.
We are primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on our net interest income and net interest margin, particularly in rising or high interest rate environments. Nonetheless, our access to and pricing of deposits may be negatively impacted by, among other factors, periods of higher interest rates which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. During this most recent, higher interest rate cycle, we have seen a decrease in our non-interest-bearing deposits, although as market interest rates for deposits decreased in the latter part of the third quarter of 2024, period-end non-interest bearing deposits increased $468.1 million compared to the end of the second quarter. See Item 3. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for information about our sensitivity to increases and decreases in interest rates. Further analysis of the components of our net interest margin is presented below.

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

	Quarter To Date			Quarter To Date
	September 30, 2024			September 30, 2023
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$7,072,979	$96,215	5.32%	$6,746,560	$91,904	5.33%
Federal funds sold	4,370	63	5.65	12,675	183	5.65
Resell agreements	41,447	580	5.48	84,664	1,197	5.53
Securities:
Taxable	12,281,222	99,561	2.94	13,565,303	103,875	2.76
Tax-exempt	6,616,468	73,193	4.32	6,991,710	76,714	4.26
Total securities	18,897,690	172,754	3.40	20,557,013	180,589	3.24
Loans, net of unearned discounts	20,083,921	359,376	7.12	17,965,343	309,166	6.83
Total Earning Assets and Average Rate Earned	46,100,407	628,988	5.26	45,366,255	583,039	4.92
Cash and due from banks	541,341			590,526
Allowance for credit losses on loans and securities	(258,263)			(235,507)
Premises and equipment, net	1,223,981			1,163,204
Accrued interest and other assets	1,859,928			1,919,314
Total Assets	$49,467,394			$48,803,792

Liabilities:
Non-interest-bearing demand deposits	13,658,513			14,822,586
Interest-bearing deposits:
Savings and interest checking	9,470,163	9,079	0.38	10,202,037	9,757	0.38
Money market deposit accounts	11,122,329	78,213	2.80	11,143,718	77,997	2.78
Time accounts	6,482,065	77,036	4.73	4,659,395	51,025	4.34
Total interest-bearing deposits	27,074,557	164,328	2.41	26,005,150	138,779	2.12
Total deposits	40,733,070		1.60	40,827,736		1.35
Federal funds purchased	19,899	271	5.33	21,181	288	5.32
Repurchase agreements	3,777,217	35,868	3.72	3,536,167	33,195	3.67
Junior subordinated deferrable interest debentures	123,164	2,197	7.14	123,107	2,260	7.34
Subordinated notes	99,594	1,164	4.69	99,437	1,164	4.69
Total Interest-Bearing Funds and Average Rate Paid	31,094,431	203,828	2.60	29,785,042	175,686	2.33
Accrued interest and other liabilities	846,065			823,756
Total Liabilities	45,599,009			45,431,384
Shareholders’ Equity	3,868,385			3,372,408
Total Liabilities and Shareholders’ Equity	$49,467,394			$48,803,792
Net interest income		$425,160			$407,353
Net interest spread			2.66%			2.59%
Net interest income to total average earning assets			3.56%			3.44%

	Year To Date			Year To Date
	September 30, 2024			September 30, 2023
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$7,194,438	$294,215	5.37%	$7,430,746	$278,897	4.95%
Federal funds sold	5,107	223	5.74	32,984	1,246	4.98
Resell agreements	70,151	2,977	5.58	86,317	3,391	5.18
Securities:
Taxable	12,272,444	296,635	2.90	13,563,754	303,610	2.71
Tax-exempt	6,677,684	220,774	4.30	7,624,722	249,295	4.26
Total securities	18,950,128	517,409	3.36	21,188,476	552,905	3.24
Loans, net of unearned discounts	19,617,869	1,038,174	7.07	17,651,920	873,475	6.62
Total Earning Assets and Average Rate Earned	45,837,693	1,852,998	5.21	46,390,443	1,709,914	4.75
Cash and due from banks	567,721			631,338
Allowance for credit losses on loans and securities	(253,740)			(232,085)
Premises and equipment, net	1,216,177			1,141,719
Accrued interest and other assets	1,872,405			1,917,405
Total Assets	$49,240,256			$49,848,820

Liabilities:
Non-interest-bearing demand deposits	13,770,732			15,556,563
Interest-bearing deposits:
Savings and interest checking	9,700,395	28,891	0.40	10,903,147	31,254	0.38
Money market deposit accounts	11,063,066	233,029	2.81	11,655,293	229,804	2.64
Time accounts	6,121,852	217,302	4.74	3,408,515	95,976	3.76
Total interest-bearing deposits	26,885,313	479,222	2.38	25,966,955	357,034	1.84
Total deposits	40,656,045		1.57	41,523,518		1.15
Federal funds purchased	30,863	1,262	5.37	34,970	1,283	4.84
Repurchase agreements	3,797,064	108,118	3.74	3,819,406	99,960	3.45
Junior subordinated deferrable interest debentures	123,150	6,756	7.21	123,093	6,354	6.81
Subordinated notes	99,555	3,492	4.69	99,399	3,492	4.69
Total Interest-Bearing Funds and Average Rate Paid	30,935,945	598,850	2.58	30,043,823	468,123	2.08
Accrued interest and other liabilities	836,852			865,789
Total Liabilities	45,543,529			46,466,175
Shareholders’ Equity	3,696,727			3,382,645
Total Liabilities and Shareholders’ Equity	$49,240,256			$49,848,820
Net interest income		$1,254,148			$1,241,791
Net interest spread			2.63%			2.67%
Net interest income to total average earning assets			3.52%			3.45%

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

	Three Months Ended
	September 30, 2024 vs. September 30, 2023
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of days	Total
Interest-bearing deposits	$(164)	$4,475	$—	$4,311
Federal funds sold	—	(120)	—	(120)
Resell agreements	(11)	(606)	—	(617)
Securities:
Taxable	6,482	(10,796)	—	(4,314)
Tax-exempt	1,066	(4,587)	—	(3,521)
Loans, net of unearned discounts	13,292	36,918	—	50,210
Total earning assets	20,665	25,284	—	45,949
Savings and interest checking	—	(678)	—	(678)
Money market deposit accounts	406	(190)	—	216
Time accounts	4,859	21,152	—	26,011
Federal funds purchased	1	(18)	—	(17)
Repurchase agreements	445	2,228	—	2,673
Junior subordinated deferrable interest debentures	(64)	1	—	(63)
Subordinated notes	—	—	—	—
Total interest-bearing liabilities	5,647	22,495	—	28,142
Net change	$15,018	$2,789	$—	$17,807

	Nine Months Ended
	September 30, 2024 vs. September 30, 2023
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of days	Total
Interest-bearing deposits	$23,115	$(8,871)	$1,074	$15,318
Federal funds sold	162	(1,186)	1	(1,023)
Resell agreements	243	(668)	11	(414)
Securities:
Taxable	20,205	(27,432)	252	(6,975)
Tax-exempt	2,327	(30,848)	—	(28,521)
Loans, net of unearned discounts	60,987	99,923	3,789	164,699
Total earning assets	107,039	30,918	5,127	143,084
Savings and interest checking	1,422	(3,890)	105	(2,363)
Money market deposit accounts	14,434	(12,059)	850	3,225
Time accounts	29,730	90,803	793	121,326
Federal funds purchased	132	(158)	5	(21)
Repurchase agreements	8,336	(573)	395	8,158
Junior subordinated deferrable interest debentures	399	3	—	402
Subordinated notes	—	—	—	—
Total interest-bearing liabilities	54,453	74,126	2,148	130,727
Net change	$52,586	$(43,208)	$2,979	$12,357
Taxable-equivalent net interest income for the three months ended September 30, 2024 increased $17.8 million, or 4.4%, while taxable-equivalent net interest income for the nine months ended September 30, 2024 increased $12.4 million, or 1.0%, compared to the same periods in 2023. Taxable-equivalent net interest income for the nine months ended September 30, 2024 included 274 days compared to 273 for the same period in 2023 as a result of the leap year. The additional day added approximately $3.0 million to taxable-equivalent net interest income during the nine months ended September 30, 2024. Excluding the impact of the additional day results in an effective increase in taxable-equivalent net interest income of approximately $9.4 million during the nine months ended September 30, 2024.
The increase in taxable-equivalent net interest income during the three months ended September 30, 2024 was primarily related to increases in the average volume of and yield on loans; increases in the average yields on taxable and tax-exempt securities; and an increase in the average volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), among other things. The impact of these items was partly offset by an increase in the average volume of higher-yielding time deposit accounts; decreases in the average volumes of taxable and tax-exempt securities; increases in the average costs of interest-bearing deposit accounts; and an increase in the average volume of repurchase agreements, among other things.
The increase in taxable-equivalent net interest income during the nine months ended September 30, 2024 was primarily related to increases in the average volume of and yield on loans and increases in the average yields on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and taxable securities, and to a lesser extent, tax-exempt securities, among other things. The impact of these items was partly offset by an increase in the average volume of higher-yielding time deposit accounts combined with increases in the average costs of interest-bearing deposit accounts and repurchase agreements and decreases in the average volumes of tax-exempt securities, taxable securities, and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), among other things.
As a result of the aforementioned fluctuations, the taxable-equivalent net interest margin increased 12 basis points from 3.44% during the three months ended September 30, 2023 to 3.56% during the three months ended September 30, 2024 while the taxable-equivalent net interest margin increased 7 basis points from 3.45% during the nine months ended September 30, 2023 to 3.52% during the nine months ended September 30, 2024.
The average volume of interest-earning assets for the three months ended September 30, 2024 increased $734.2 million while the average volume of interest-earning assets for the nine months ended September 30, 2024 decreased $552.8 million compared to the same periods in 2023. The increase in the average volume of interest-earning assets during the three months ended September 30, 2024 was primarily related to a $2.1 billion increase in average loans and a $326.4 million increase in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) partly offset by a $1.3 billion decrease in average taxable securities and an $375.2 million decrease in average tax-exempt securities. The average taxable-equivalent yield on interest-earning assets increased 34 basis points from 4.92% during the three months ended September 30, 2023 to 5.26% during the three months ended September 30, 2024.
The decrease in the average volume of interest-earning assets during the nine months ended September 30, 2024 was primarily related to a $1.3 billion decrease in average taxable securities, a $947.0 million decrease in average tax-exempt securities, and a $236.3 million decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) partly offset by a $2.0 billion increase in average loans. The average taxable-equivalent yield on interest-earning assets increased 46 basis points from 4.75 during the nine months ended September 30, 2023 to 5.21% during the nine months ended September 30, 2024. The average taxable-equivalent yields on interest-earning assets during the comparable periods was impacted by changes in market interest rates (as noted in the table above) and changes in the volume and relative mix of interest-earning assets.
The average taxable-equivalent yield on loans increased 29 basis points from 6.83% during the three months ended September 30, 2023 to 7.12% during the three months ended September 30, 2024 while the average taxable-equivalent yield on loans increased 45 basis points from 6.62% during the nine months ended September 30, 2023 to 7.07% during the nine months ended September 30, 2024. The average taxable-equivalent yields on loans during the three and nine months ended September 30, 2024 were partly impacted by changes in market interest rates (as noted in the table above). The average volume of loans for the three months ended September 30, 2024 increased $2.1 billion, or 11.8%, while the average volume of loans for the nine months ended September 30, 2024 increased $2.0 billion, or 11.1%, compared to the same periods in 2023. Loans made up approximately 43.6% and 42.8% of average interest-earning assets during the three and nine months ended September 30, 2024, compared to 39.6% and 38.1% during the same respective periods in 2023. The increases were primarily related to the use of available funds to originate loans.
The average taxable-equivalent yield on securities was 3.40% during the three months ended September 30, 2024, increasing 16 basis points from 3.24% during the three months ended September 30, 2023 while the average taxable-equivalent yield on securities was 3.36% during the nine months ended September 30, 2024, increasing 12 basis points from 3.24% during the nine months ended September 30, 2023. The average yield on taxable securities was 2.94% during the three months ended September 30, 2024, increasing 18 basis points from 2.76% during the same period in 2023 while the average yield on taxable securities was 2.90% during the nine months ended September 30, 2024, increasing 19 basis points from 2.71% during the same period in 2023. The average taxable-equivalent yield on tax-exempt securities was 4.32% during the three months ended September 30, 2024, increasing 6 basis points from 4.26% during the same period in 2023 while the average taxable-equivalent yield on tax-exempt securities was 4.30% during the nine months ended September 30, 2024, increasing 4 basis points from 4.26% during the same period in 2023.
Tax-exempt securities made up approximately 35.0% and 35.2% of total average securities during the three and nine months ended September 30, 2024, compared to 34.0% and 36.0% during the same respective periods in 2023. The average volume of total securities during the three months ended September 30, 2024 decreased $1.7 billion, or 8.1%, compared to the same period in 2023 while the average volume of total securities during the nine months ended September 30, 2024 decreased $2.2 billion, or 10.6%, compared to the same period in 2023. Securities made up approximately 41.0% and 41.3% of average interest-earning assets during the three and nine months ended September 30, 2024, compared to 45.3% and 45.6% during the same respective periods in 2023. The decreases during the three and nine months ended September 30, 2024 were primarily related to the use of funds provided by maturities, calls and principal repayments of these securities to support the origination of loans and to provide liquidity to offset the decrease in non-interest-bearing deposits.
Average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) for the three months ended September 30, 2024 increased $326.4 million, or 4.8%, compared to the same period in 2023 while average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) for the nine months ended September 30, 2024 decreased $236.3 million, or 3.2%, compared to the same period in 2023. The increase during the three months ended September 30, 2024 was partly related to funds provided from maturities of taxable and tax-exempt securities combined with an increase in the funds provided from an increase in the average balance of repurchase agreements. The decrease during the nine months ended September 30, 2024 was partly related to the reinvestment of amounts held in an interest-bearing account at the Federal Reserve into loans. Balances held at the Federal Reserve were also impacted by a decrease in customer deposits (primarily non-interest-bearing). Interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) made up approximately 15.3% and 15.7% of average interest-earning assets during the three and nine months ended September 30, 2024, compared to 14.9% and 16.0% during the same respective periods in 2023. The average yields on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) were 5.32% and 5.37% during the three and nine months ended September 30, 2024, respectively, compared to 5.33% and 4.95% during the three and nine months ended September 30, 2023, respectively. The average yield on interest-bearing deposits during the nine months ended September 30, 2024 were impacted by a higher average interest rate paid on reserves held at the Federal Reserve, compared to the same period in 2023.
The average rate paid on interest-bearing liabilities was 2.60% during the three months ended September 30, 2024, increasing 27 basis points from 2.33% during the same period in 2023 while the average rate paid on interest-bearing liabilities was 2.58% during the nine months ended September 30, 2024, increasing 50 basis points from 2.08% during the same period in 2023. Average deposits decreased $94.7 million, or 0.2%, during the three months ended September 30, 2024, compared to the same period in 2023 and included a $1.2 billion decrease in average non-interest-bearing deposits partly offset by a $1.1 billion increase in average interest-bearing deposits. Average deposits decreased $867.5 million, or 2.1%, during the nine months ended September 30, 2024, compared to the same period in 2023 and included a $1.8 billion decrease in average non-interest-bearing deposits partly offset by a $918.4 million increase in average interest-bearing deposits. The ratio of average interest-bearing deposits to total average deposits was 66.5% and 66.1% during the three and nine months ended September 30, 2024, compared to 63.7% and 62.5% during the same respective periods in 2023. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 2.41% and 1.60%, respectively, during the three months ended September 30, 2024, compared to 2.12% and 1.35%, respectively, during the same period in 2023. The average cost of interest-bearing deposits and total deposits was 2.38% and 1.57%, respectively, during the nine months ended September 30, 2024, compared to 1.84% and 1.15%, respectively, during the same period in 2023. The average cost of deposits during the comparable periods were impacted by increases in the interest rates we pay on our interest-bearing deposit products as a result of an increase in market interest rates.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.66% and 2.63% during the three and nine months ended September 30, 2024, compared to 2.59% and 2.67% during the same respective periods in 2023. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment, including from new financial technology competitors, and the availability of alternative investment options. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Credit loss expense (benefit) related to:
Loans	$16,462	$13,608	$43,848	$38,216
Off-balance-sheet credit exposures	2,924	(2,466)	4,975	(8,178)
Securities held to maturity	—	43	—	152
Total	$19,386	$11,185	$48,823	$30,190
See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet credit exposures.
Non-Interest Income
Total non-interest income for the three and nine months ended September 30, 2024 increased $7.7 million, or 7.3%, and increased $21.5 million, or 6.8%, respectively, compared to the same periods in 2023. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees increased $3.4 million, or 9.0%, for the three months ended September 30, 2024 and increased $8.4 million, or 7.4%, for the nine months ended September 30, 2024, compared to the same respective periods in 2023. Investment management fees are the most significant component of trust and investment management fees, making up approximately 81.4% and 79.5% of total trust and investment management fees for the first nine months of 2024 and 2023, respectively. The increases in trust and investment management fees during the three and nine months ended September 30, 2024 were primarily related to increases in investment management fees (up $3.4 million and $8.9 million, respectively) and oil and gas fees (up $333 thousand and $1.2 million, respectively), partly offset by decreases in estate fees (down $215 thousand and $1.1 million, respectively), and real estate fees (down $157 thousand and $940 thousand, respectively). Investment management fees are generally based on the market value of assets within an account and are thus impacted by volatility in the equity and bond markets. The increases in investment management fees during the three and nine months ended September 30, 2024 were primarily related to increases in the average value of assets maintained in accounts. The increases in the average value of assets were partly related to higher equity valuations during 2024 relative to 2023. The increase in oil and gas fees was primarily related to higher average market prices in 2024, particularly in the second quarter, relative to 2023, which impacted the amount of royalties received, and increases in new lease bonuses. The decreases in estate fees and real estate fees were primarily related to decreased transaction volumes relative to 2023.
At September 30, 2024, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (43.2% of assets), fixed income securities (32.9% of assets), alternative investments (9.5% of assets) and cash equivalents (8.3% of assets). The estimated fair value of these assets was $50.4 billion (including managed assets of $25.6 billion and custody assets of $24.9 billion) at September 30, 2024, compared to $47.2 billion (including managed assets of $23.8 billion and custody assets of $23.5 billion) at December 31, 2023 and $44.5 billion (including managed assets of $22.5 billion and custody assets of $22.0 billion) at September 30, 2023.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and nine months ended September 30, 2024 increased $3.8 million, or 16.1%, and increased $9.4 million, or 13.6%, respectively, compared to the same periods in 2023. The increase during the three months ended September 30, 2024 was primarily related to increases in overdraft charges on consumer and commercial accounts (up $2.1 million and $745 thousand, respectively) and commercial service charges (up $1.3 million). The increase during the nine months ended September 30, 2024 was primarily related to increases in commercial service charges (up $4.0 million) and overdraft charges on consumer and commercial accounts (up $3.8 million and $1.5 million, respectively). The increases in commercial service charges during the three and nine months ended September 30,

2024 were partly related to increases in billable services related to analyzed treasury management accounts partly offset by the effect of a higher average earnings credit rate applied to deposits maintained by treasury management customers which resulted in customers paying for less of their services through fees rather than with earnings credits applied to their deposit balances. The increases in commercial service charges were also partly related, to a lesser extent, to increases in service fees on non-analyzed accounts. Overdraft charges totaled $13.8 million ($10.4 million consumer and $3.4 million commercial) during the three months ended September 30, 2024, compared to $11.0 million ($8.3 million consumer and $2.6 million commercial) during the same period in 2023. Overdraft charges totaled $37.8 million ($28.4 million consumer and $9.4 million commercial) during the nine months ended September 30, 2024, compared to $32.5 million ($24.6 million consumer and $7.9 million commercial) during the same period in 2023. The increases in overdraft charges during the three and nine months ended September 30, 2024 were impacted by increases in the volumes of fee assessed overdrafts relative to 2023, in part due to growth in the number of accounts.
In January 2024, the Consumer Financial Protection Bureau (“CFPB”) proposed to update and narrow certain regulatory exceptions for overdraft credit provided by financial institutions with assets in excess of $10 billion. Unless eligible for these narrowed exceptions, extensions of overdraft credit must adhere to certain regulatory requirements that generally apply to consumer credit products, unless the overdraft fee is a small amount, below a to-be-determined benchmark or that only recovers applicable costs and losses. The comment period for this proposal ended in April 2024. The extent to which any such proposed changes will impact our future overdraft fee revenues is currently uncertain.
Insurance Commissions and Fees. Insurance commissions and fees for the three and nine months ended September 30, 2024 increased $1.2 million, or 8.8%, and increased $1.5 million, or 3.4%, respectively, compared to the same periods in 2023. The increase during the three months ended September 30, 2024 was primarily the result of an increase in commercial lines property and casualty commissions (up $944 thousand). The increase during the nine months ended September 30, 2024 was primarily the result of an increases in both commercial lines and personal lines property and casualty commissions (up $2.7 million and $327 thousand, respectively), partly offset by decreases in life insurance commissions (down $1.3 million) and benefit plan commissions (down $321 thousand). The increases in commercial lines property and casualty commissions during the three and nine months ended September 30, 2024 and personal lines property and casualty commissions during the nine months ended September 30, 2024 were related to increases in the underlying exposure bases and increases in rates, and, in the case of commercial lines, increased business volumes. The decrease in life insurance commissions during the nine months ended September 30, 2024 was primarily due to a decrease in business volumes mostly due to a significant transaction in the first quarter of 2023. The decrease in benefit plan commissions during the nine months ended September 30, 2024 was primarily related to a decrease in business volumes as well as premium and exposure rate decreases within the existing customer base.
Contingent income totaled $413 thousand and $4.5 million during the three and nine months ended September 30, 2024, respectively, compared to $210 thousand and $4.5 million during the same respective periods in 2023. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to portfolio growth and the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $3.2 million during the nine months ended September 30, 2024 and $3.2 million during the nine months ended September 30, 2023. While total performance related contingent income remained flat during the respective nine month periods in 2024 and 2023, performance related contingent income related to commercial lines insurance policies decreased due to a deterioration of the loss performance of commercial lines insurance policies previously placed and lower growth within the commercial lines portfolio, partly due to a tightening of underwriting standards. This decrease was offset by an increase in performance related contingent income related to our personal lines portfolio due to improved loss performance. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $252 thousand and $1.4 million during the three and nine months ended September 30, 2024, respectively, compared to $135 thousand and $1.2 million during the same respective periods in 2023.
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

Net interchange and card transaction fees for the three and nine months ended September 30, 2024 increased $756 thousand, or 16.2%, and increased $442 thousand, or 3.0%, respectively, compared to the same periods in 2023. A comparison of gross and net interchange and card transaction fees for the reported periods is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income from card transactions	$10,309	$9,041	$29,826	$27,248
ATM service fees	898	902	2,627	2,658
Gross interchange and card transaction fees	11,207	9,943	32,453	29,906
Network costs	5,779	5,271	17,200	15,095
Net interchange and card transaction fees	$5,428	$4,672	$15,253	$14,811
Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. In October 2023, the Federal Reserve issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the Federal Reserve from large debit card issuers. Had the proposed maximum interchange fees been in effect during the reported periods, interchange and debit card transaction fees would have been approximately 30% lower. The comment period for this proposal ended in May 2024. The extent to which any such proposed changes in permissible interchange fees will impact our future revenues is currently uncertain.
Other Charges, Commissions, and Fees. Other charges, commissions, and fees for the three months ended September 30, 2024 decreased $68 thousand, or 0.5%, compared to the same period in 2023. The decrease was primarily related to decreases in capital markets advisory fees (down $419 thousand), other service charges (down $284 thousand), and income from the placement of mutual funds (down $187 thousand), among other things, mostly offset by increases in income from the placement of annuities (up $338 thousand) and money market accounts (up $188 thousand); letter of credit fees (up $174); and merchant services rebates/bonuses (up $126 thousand), among other things. Other charges, commissions, and fees for the nine months ended September 30, 2024 increased $1.2 million, or 3.3%, compared to the same period in 2023. The increase was primarily related to increases in income from the placement of money market accounts (up $1.2 million); letter of credit fees (up $711 thousand); merchant services rebates/bonuses (up $657 thousand); and income from the placement of annuities (up $587 thousand); among other things, partly offset by decreases in capital markets advisory fees (down $1.2 million), other service charges (down $853 thousand), and commitment fees on unused lines of credit (down $658 thousand), among other things.
Net Gain/Loss on Securities Transactions. During the nine months ended September 30, 2024, we sold certain available-for-sale securities with amortized costs totaling $145.4 million and realized a net gain of $16 thousand.
During the nine months ended September 30, 2023, we sold certain available-for-sale securities with amortized costs totaling $1.9 billion and realized a net gain of $66 thousand. Prevailing market conditions in 2023 provided us an opportunity to sell certain lower-yielding securities to enhance our liquidity position and provide us the flexibility to be more opportunistic with the subsequent reinvestment of these funds.
Other Non-Interest Income. Other non-interest income for the three months ended September 30, 2024 decreased $1.4 million, or 10.5%, compared to the same period in 2023. The decrease was primarily related to decreases in sundry and other miscellaneous income (down $1.4 million) and income from customer derivative and foreign exchange transactions (down $1.1 million) partly offset by increases in gains on the sale of foreclosed and other assets (up $449 thousand) and public finance underwriting fees (up $397 thousand), among other things. Other non-interest income for the nine months ended September 30, 2024 increased $642 thousand, or 1.8%, compared to the same period in 2023. The increase was primarily related to increases in public finance underwriting fees (up $4.1 million), income from customer securities trading activities (up $635 thousand), and earnings on the cash surrender value of life insurance (up $622 thousand), among other things, partly offset by a decrease in sundry and other miscellaneous income (down $3.8 million), among other things. The fluctuations in public finance underwriting fees and income from customer derivative, foreign exchange and securities trading transactions were primarily related to variations in transaction volumes. Sundry and other miscellaneous income during the nine months ended September 30, 2024 included, among other things, $535 thousand related to the recovery of prior write-offs; $379 thousand related to a volume bonus received from a clearing broker; $184 thousand related to distributions received from a Small Business Investment Company (“SBIC”) investment; and $162 thousand related to merchant services performance and revenue milestone bonuses. Sundry and other miscellaneous income during the same period in 2023 included, among other things, $1.5 million related to distributions received from a Small Business Investment Company (“SBIC”) investment; $1.3 million related to the recovery of prior write-offs; $950 thousand related to merchant services performance and revenue milestone bonuses; $839 thousand related to a volume bonus received from a clearing broker; and $575 thousand related to a partnership interest.
Non-Interest Expense
Total non-interest expense for the three and nine months ended September 30, 2024 increased $30.2 million, or 10.3%, and increased $103.2 million, or 11.9%, respectively, compared to the same periods in 2023. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three and nine months ended September 30, 2024 increased $19.1 million, or 13.9%, and $54.8 million, or 13.7%, respectively, compared to the same periods in 2023. The increases in salaries and wages were primarily related to increases in salaries due to annual merit and market increases and increases in the number of employees. The increase in the number of employees was partly related to our investment in organic expansion in various markets. Salaries and wages during the three and nine months ended September 30, 2024 were also impacted, to a lesser extent, by increases in incentive compensation and commissions. We are continuing to experience a competitive labor market which has resulted in and could continue to result in an increase in our staffing costs.
Employee Benefits. Employee benefits expense for the three and nine months ended September 30, 2024 increased $2.5 million, or 9.5%, and increased $6.6 million, or 7.6%, respectively, compared to the same periods in 2023. The increases were primarily related to medical/dental benefits expense (up $1.3 million and $4.4 million during the three and nine months ended September 30, 2024, respectively) and payroll taxes (up $1.2 million and $3.8 million during the three and nine months ended September 30, 2024, respectively), among other things, partly offset, during the nine months ended September 30, 2024, by a decrease in 401(k)/profit sharing plan expense, primarily related to discretionary profit sharing contributions, (down $1.4 million) and increases in the net periodic benefit related to our defined benefit retirement plan (up $206 thousand and $621 thousand during the three and nine months ended September 30, 2024, respectively), among other things.
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
Net Occupancy. Net occupancy expense for the three and nine months ended September 30, 2024 increased $916 thousand, or 2.9%, and increased $3.0 million, or 3.2%, respectively, compared to the same periods in 2023. The increases during the three and nine months ended September 30, 2024 were primarily related to increases in depreciation on buildings and leasehold improvements (together up $814 thousand and $2.9 million, respectively), and repairs/maintenance/service contracts expense (up $1.1 million and $2.2 million, respectively), among other things, partly offset by decreases in property taxes (down $444 thousand and $1.2 million, respectively), and, during the nine months ended September 30, 2024, utilities expense (down $634 thousand), among other things. The increases in the aforementioned components of net occupancy expense were impacted, in part, by our expansion efforts.
Technology, Furniture, and Equipment. Technology, furniture, and equipment expense for the three and nine months ended September 30, 2024 increased $2.5 million, or 7.1%, and increased $7.9 million, or 7.8%, respectively, compared to the same periods in 2023. The increases during the three and nine months ended September 30, 2024 were primarily related to increases in cloud services expense (up $1.9 million and $6.4 million, respectively), service contracts expense (up $854 thousand and $2.3 million, respectively), software amortization (up $371 thousand and $767 thousand, respectively), and, during the nine months ended September 30, 2024, software maintenance (up $707 thousand), among other things. The increases from these items were partly offset by decreases in depreciation on furniture and equipment (down $612 thousand and $2.3 million, respectively), among other things.
Deposit Insurance. Deposit insurance expense totaled $7.2 million and $30.3 million for the three and nine months ended September 30, 2024, respectively, compared to $6.0 million and $18.5 million for the three and nine months ended September 30, 2023, respectively. The increase during the three months ended September 30, 2024 was primarily related to an increase in the assessment rate. The increase during the nine months ended September 30, 2024 was primarily related to additional accruals related to the special deposit insurance assessment discussed below and, to a lesser extent, an increase in the average assessment rate.

As more fully discussed in our 2023 Form 10-K, during the fourth quarter of 2023, we accrued $51.5 million ($40.7 million after tax) related to a special deposit insurance assessment to recover losses to the Deposit Insurance Fund ("DIF") incurred as a result of bank failures in 2023 and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. This amount was based on our estimate of the full amount of the assessment at that time. In February 2024, the FDIC notified insured depository institutions that their loss estimate related to the aforementioned bank failures had increased. As a result, we accrued an additional $7.7 million ($6.1 million after tax), related to an expected update of the special assessment during the first quarter of 2024. Upon receipt of the update during the second quarter of 2024, we accrued an additional $1.2 million ($984 thousand after tax) related to the special assessment. This updated assessment was made under the FDIC's final rule whereby the estimated loss pursuant to the systemic risk determination can be periodically adjusted. The FDIC has also retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.
Other Non-Interest Expense. Other non-interest expense for the three and nine months ended September 30, 2024 increased $3.9 million, or 7.0%, and increased $19.0 million, or 11.7%, respectively, compared to the same periods in 2023. The increase during the three months ended September 30, 2024 included increases in professional services expense (up $1.3 million), which was primarily related to information technology services; sundry and other miscellaneous expense (up $959 thousand); travel, meals and entertainment (up $618 thousand); and business development expense (up $592 thousand), among other things. These increases were partly offset by decreases in fraud losses (down $1.5 million) and advertising/promotions expense (down $951 thousand), among other things. The increase during the nine months ended September 30, 2024 included increases in advertising/promotions expense (up $3.8 million); professional services expense (up $3.4 million), which was primarily related to information technology services; business development expense (up $1.3 million); travel, meals and entertainment (up $1.2 million); stationery/printing expense (up $1.1 million); research and platform fees (up $968 thousand); postage expense (up $796 thousand); and sundry and other miscellaneous expense (up $781 thousand), among other things.
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
Banking
Net income for the three and nine months ended September 30, 2024 decreased $10.1 million, or 6.6%, and decreased $67.2 million, or 14.0%, respectively, compared to the same periods in 2023. The decrease during the three months ended September 30, 2024 was primarily the result of a $26.9 million increase in non-interest expense and an $8.2 million increase in credit loss expense partly offset by an $18.8 million increase in net interest income, a $3.5 million increase in non-interest income and a $2.7 million decrease in income tax expense. The decrease during the nine months ended September 30, 2024 was primarily the result of a $93.1 million increase in non-interest expense and an $18.6 million increase in credit loss expense partly offset by a $23.0 million increase in net interest income, an $11.0 million decrease in income tax expense, and a $10.6 million increase in non-interest income.
Net interest income for the three and nine months ended September 30, 2024 increased $18.8 million, or 4.9%, and increased $23.0 million, or 2.0%, respectively, compared to the same periods in 2023. The increase during the three months ended September 30, 2024 was primarily related to increases in the average volume of and yield on loans; increases in the average yields on taxable and tax-exempt securities; and an increase in the average volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), among other things. The impact of these items was partly offset by an increase in the average volume of higher-yielding time deposit accounts; decreases in the average volumes of taxable and tax-exempt securities; increases in the average costs of interest-bearing deposit accounts; and an increase in the average volume of repurchase agreements, among other things. The increase during the nine months ended September 30, 2024 was primarily related to increases in the average volume of and yield on loans and increases in the average yields on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and taxable securities, and to a lesser extent, tax-exempt securities, among other things. The impact of these items was partly offset by an increase in the average volume of higher-yielding time deposit accounts combined with increases in the average costs of interest-bearing deposit accounts and repurchase agreements and decreases in the average volumes of tax-exempt securities, taxable securities, and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), among other things. Net interest income for the first nine months of 2024 was also positively impacted by an additional day as a result of leap year. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Credit loss expense for the three and nine months ended September 30, 2024 totaled $19.4 million and $48.8 million, respectively, compared to $11.2 million and $30.2 million during the same periods in 2023. See the sections captioned “Credit Loss Expense” and “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet commitments.
Non-interest income for the three and nine months ended September 30, 2024 increased $3.5 million, or 5.6%, and increased $10.6 million, or 5.8%, respectively, compared to the same periods in 2023. The increases during the three and nine months ended September 30, 2024 were primarily related to increases in service charges on deposit accounts; insurance commissions and fees; and interchange and card transaction fees partly offset by decreases in other charges, commissions and fees; and, for the three months ended September 30, 2024, a decrease in other non-interest income. The increases in service charges on deposit accounts were primarily related to increases in commercial service charges and overdraft charges on consumer and commercial accounts. The increases in insurance commissions and fees were primarily related to increases in commercial lines property and casualty commissions and, to a lesser extent during the nine months ended September 30, 2024, an increase in personal lines property and casualty commissions. The increases in commercial and personal lines property and casualty commissions during the nine months ended September 30, 2024 were partly offset by decreases in life insurance commissions and benefit plan commissions. The decreases in other charges, commissions, and fees were primarily related to decreases in capital markets advisory fees, other service charges, and commitment fees on unused lines of credit, among other things, partly offset by increases in letter of credit fees, and merchant services rebates/bonuses, among other things. The decrease in other non-interest income during the three months ended September 30, 2024 was primarily related to decreases in sundry and other miscellaneous income and income from customer derivative and foreign exchange transactions, among other things, partly offset by increases in public finance underwriting fees, partly offset by increases in gains on the sale of foreclosed and other assets and public finance underwriting fees, among other things. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for three and nine months ended September 30, 2024 increased $26.9 million, or 10.6%, and increased $93.1 million, or 12.4%, respectively, compared to the same periods in 2023. While all categories of non-interest expense increased during the three and the nine months ended September 30, 2024, the largest increases were in salaries and wages; other non-interest expense; deposit insurance expense; technology, furniture, and equipment expense; and employee benefits expense. The increases in salaries and wages were primarily related to increases in salaries due to annual merit and market increases and increases in the number of employees. Salaries and wages were also impacted, to a lesser extent, by increases in incentive compensation. The increase in other non-interest expense during the three months ended September 30, 2024 included increases in professional services expense, which was primarily related to information technology services; sundry and other miscellaneous expense; travel, meals and entertainment; and business development expense, among other things, partly offset by decreases in fraud losses and advertising/promotions expense, among other things. The increase in other non-interest expense during the nine months ended September 30, 2024 included increases in advertising/promotions expense, professional services expense, which was primarily related to information technology services; business development expense; stationery/printing expense; postage expense; and sundry and other miscellaneous expense, among other things. The increase in deposit insurance expense during the three months ended September 30, 2024 was primarily related to an increase in the assessment rate. The increase in deposit insurance expense during the nine months ended September 30, 2024 was primarily related to additional accruals for a special deposit insurance assessment, and, to a lesser extent, an increase in the average assessment rate. The increases in technology, furniture, and equipment expense were primarily related to increases in cloud services expense, service contracts expense, software amortization, and, during the nine months ended September 30, 2024, software maintenance, among other things. The increases from these items were partly offset by decreases in depreciation on furniture and equipment, among other things. The increases in employee benefits expense were primarily related to medical/dental benefits expense and payroll taxes, among other things, partly offset, during the nine months ended September 30, 2024, by a decrease in 401(k)/profit sharing plan expense, primarily related to discretionary profit sharing contributions, and increases in the net periodic benefit related to our defined benefit retirement plan, among other things. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for the three and nine months ended September 30, 2024 increased $812 thousand, or 11.9%, and increased $987 thousand, or 4.0%, respectively, compared to the same periods in 2023. The increase during the three months ended September 30, 2024 was primarily the result of a $4.2 million increase in non-interest income partly offset by a $3.3 million increase in non-interest expense, among other things. The increase during the nine months ended September 30, 2024 was primarily the result of a $11.0 million increase in non-interest income partly offset by a $9.6 million increase in non-interest expense, among other things.

Non-interest income for the three and nine months ended September 30, 2024 increased $4.2 million, or 9.7%, and increased $11.0 million, or 8.3%, respectively, compared to the same periods in 2023. The increases during the three and nine months ended September 30, 2024 were primarily due to increases in trust and investment management fees; other charges, commissions, and fees; and other non-interest income. The increases in trust and investment management fees were primarily related to increases in investment management fees and oil and gas fees, partly offset by decreases in estate fees and real estate fees. The increases in investment management fees were primarily related to increases in the average value of assets maintained in accounts partly related to higher equity valuations during 2024 relative to 2023. The increases in other charges, commissions, and fees during the three and nine months ended September 30, 2024 were primarily related to increases in income from the placement of money market accounts, and annuities, among other things. The increase in other charges, commissions and fees during the three months ended September 30, 2024 was partly offset by a decrease in income from the placement of mutual funds. The increases in other non-interest income were primarily due to increases in income from customer securities trading activities, partly offset during the nine months ended September 30, 2024 by a decrease in the volume bonuses received from a clearing broker. See the analysis of trust and investment management fees, other non-interest income and other charges, commissions, and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and nine months ended September 30, 2024 increased $3.3 million, or 8.8%, and increased $9.6 million, or 9.0%, respectively, compared to the same periods in 2023. The increases were primarily related to increases in salaries and wages; other non-interest expense and employee benefits expense partly offset by decreases in net occupancy expense. The increases in salaries and wages were primarily due to increases in salaries, due to annual merit and market increases, as well as increases in commission and incentive expense, among other things. The increases in other non-interest expense were primarily related to increases in research and platform fees; sundry and other miscellaneous expenses; and professional services expense; among other things, partly offset by decreases in the corporate overhead expense allocation, among other things. The increases in employee benefits were primarily related to increases in payroll taxes, medical benefits expense and 401(k)/profit sharing plan expense, among other things. The decreases in net occupancy expense were primarily due to decreases in property taxes.
Non-Banks
The Non-Banks operating segment had net losses of $3.4 million and $11.8 million during the three and nine months ended September 30, 2024, respectively, compared to net losses of $3.6 million and $10.3 million during the same respective periods in 2023. The decrease in the net loss during the three months ended September 30, 2024 was primarily due to an increase in income tax benefit due to an increase in the effective tax rate. The increase in net loss during the nine months ended September 30, 2024 was primarily due to an increase in net interest expense due to an increase in the average rates paid on our long-term borrowings partly offset by an increase in income tax benefit due to an increase in the effective tax rate.
Income Taxes
During the three months ended September 30, 2024, we recognized income tax expense of $28.7 million, for an effective tax rate of 16.4%, compared to $31.3 million, for an effective tax rate of 16.8%, for the same period in 2023. During the nine months ended September 30, 2024, we recognized income tax expense of $84.3 million, for an effective tax rate of 16.5%, compared to $96.3 million, for an effective tax rate of 16.3%, for the same period in 2023. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2024 and 2023 primarily due to the effect of tax-exempt income from securities, loans and life insurance policies and the income tax effects associated with stock-based compensation, among other things, and their relative proportion to total pre-tax net income. The decreases in income tax expense during the three and nine months ended September 30, 2024 were primarily due to decreases in projected pre-tax net income. The decrease in the effective tax rate during the three months ended September 30, 2024 was primarily related to an increase in tax benefits associated with stock compensation while the increase in the effective tax rate during the nine months ended September 30, 2024 was primarily related to a decrease in projected tax-exempt income from securities, among other things.
Average Balance Sheet
Average assets totaled $49.2 billion for the nine months ended September 30, 2024 representing a decrease of $608.6 million, or 1.2%, compared to average assets for the same period in 2023. Earning assets decreased $552.8 million, or 1.2%, during the nine months ended September 30, 2024, compared to the same period in 2023. The decrease in earning assets was primarily related to a $1.3 billion decrease in average taxable securities, a $947.0 million decrease in tax-exempt securities, and a $236.3 million decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) partly offset by a $2.0 billion increase in average loans. Average deposits decreased $867.5 million, or 2.1%, during the nine months ended September 30, 2024, compared to the same period in 2023. The decrease included a $1.8 billion decrease in non-interest-bearing deposits partly offset by a $918.4 million increase in interest-bearing deposits. Average non-

interest-bearing deposits made up 33.9% and 37.5% of average total deposits during the nine months ended September 30, 2024 and 2023, respectively.
Loans
Details of our loan portfolio are presented in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report. Loans increased $1.2 billion, or 6.5%, from $18.8 billion at December 31, 2023 to $20.1 billion at September 30, 2024. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans, and real estate loans. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2023 Form 10-K for a more detailed discussion of our loan origination and risk management processes.
Commercial and Industrial. Commercial and industrial loans decreased $144.2 million, or 2.4%, from $6.0 billion at December 31, 2023 to $5.8 billion at September 30, 2024. Our commercial and industrial loans are a diverse group of loans to small, medium, and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s).
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services, (iv) providing equipment to support oil and gas drilling, (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans increased $133.0 million, or 14.2%, from $936.7 million at December 31, 2023 to $1.1 billion at September 30, 2024. Energy loans are one of our largest industry concentrations totaling 5.3% of total loans at September 30, 2024, up from 5.0% of total loans at December 31, 2023. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and SNCs.
Purchased Shared National Credits. SNCs are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $832.3 million at September 30, 2024, increasing $32.8 million, or 4.1%, from $799.5 million at December 31, 2023. At September 30, 2024, 35.7% of outstanding purchased SNCs were related to the construction industry while 13.0% were related to the energy industry and 12.6% were related to the real estate management industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Commercial Real Estate. Commercial real estate loans increased $797.9 million, or 8.9%, from $9.0 billion at December 31, 2023 to $9.8 billion at September 30, 2024. Commercial real estate loans represented 77.0% and 78.5% of total real estate loans at September 30, 2024 and December 31, 2023, respectively. The majority of our commercial real estate loan portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At September 30, 2024, approximately 48.7% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
Consumer Real Estate and Other Consumer Loans. The consumer real estate loan portfolio increased $462.2 million, or 18.8%, from $2.5 billion at December 31, 2023 to $2.9 billion at September 30, 2024. Combined, home equity loans and lines of credit made up 59.1% and 60.5% of the consumer real estate loan total at September 30, 2024 and December 31, 2023, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. Prior to 2023, we did not generally originate 1-4 family mortgage loans; however, from time to time, we did invest in such loans to meet the needs of our customers or for other regulatory compliance purposes. We began offering 1-4 family mortgage loans to our employees during the first quarter of 2023 and subsequently gradually expanded our production of 1-4 family mortgage loans for customers thereafter. Our 1-4 family mortgage loan production is intended to be for portfolio investment purposes. Nonetheless, 1-4 family mortgage loans are not a significant component of our consumer real estate portfolio. Consumer and other loans decreased $18.2 million, or 3.8%, from

December 31, 2023. The consumer and other loan portfolio primarily consists of automobile loans, overdrafts, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities.
Accruing Past Due Loans. Accruing past due loans are presented in the following tables. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

		Accruing Loans 30-89 Days Past Due		Accruing Loans 90 or More Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
September 30, 2024
Commercial and industrial	$5,822,976	$28,178	0.48%	$4,084	0.07%	$32,262	0.55%
Energy	1,069,718	1,600	0.15	—	—	1,600	0.15
Commercial real estate:
Buildings, land, and other	7,475,265	75,417	1.01	46	—	75,463	1.01
Construction	2,305,255	1,400	0.06	131	0.01	1,531	0.07
Consumer real estate	2,922,877	13,123	0.45	3,695	0.13	16,818	0.58
Consumer and other	458,772	5,566	1.21	425	0.09	5,991	1.30
Total	$20,054,863	$125,284	0.62	$8,381	0.04	$133,665	0.66

December 31, 2023
Commercial and industrial	$5,967,182	$25,518	0.43%	$7,457	0.12%	$32,975	0.55%
Energy	936,737	6,387	0.68	1,146	0.12	7,533	0.80
Commercial real estate:
Buildings, land, and other	7,301,920	19,564	0.27	92	—	19,656	0.27
Construction	1,680,724	4,878	0.29	3,498	0.21	8,376	0.50
Consumer real estate	2,460,726	12,504	0.51	2,589	0.11	15,093	0.62
Consumer and other	476,962	6,495	1.36	251	0.05	6,746	1.41
Total	$18,824,251	$75,346	0.40	$15,033	0.08	$90,379	0.48
Accruing past due loans at September 30, 2024 increased $43.3 million compared to December 31, 2023. The increase was primarily related to increases in past due commercial real estate - buildings, land, and other loans (up $55.8 million) partly offset by decreases in past due commercial real estate - construction loans (down $6.8 million) and past due energy loans (down $5.9 million).
Non-Accrual Loans. Non-accrual loans are presented in the table below. Also see in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	September 30, 2024			December 31, 2023
		Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Commercial and industrial	$5,822,976	$51,059	0.88%	$5,967,182	$19,545	0.33%
Energy	1,069,718	8,165	0.76	936,737	11,500	1.23
Commercial real estate:
Buildings, land, and other	7,475,265	38,908	0.52	7,301,920	22,420	0.31
Construction	2,305,255	—	—	1,680,724	—	—
Consumer real estate	2,922,877	6,371	0.22	2,460,726	7,442	0.30
Consumer and other	458,772	374	0.08	476,962	—	—
Total	$20,054,863	$104,877	0.52	$18,824,251	$60,907	0.32
Allowance for credit losses on loans		$263,129			$245,996
Ratio of allowance for credit losses on loans to non-accrual loans		250.89%			403.89%

Non-accrual loans at September 30, 2024 increased $44.0 million from December 31, 2023 primarily due to increases in non-accrual commercial and industrial loans and non-accrual commercial real estate - buildings, land, and other loans
Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest. Non-accrual commercial and industrial loans included two credit relationships in excess of $5.0 million totaling $30.2 million at September 30, 2024. One of these credit relationships was reported as non-accrual at December 31, 2023 and totaled $13.8 million at that date. This credit totaled $10.2 million at September 30, 2024. Non-accrual energy loans included one credit relationship in excess of $5.0 million totaling $5.9 million at December 31, 2023. Principal payments received during 2024 reduced the outstanding balance of this credit relationship to $4.1 million at September 30, 2024. Non-accrual commercial real estate loans included one credit relationship in excess of $5.0 million totaling $16.4 million at September 30, 2024 and $17.4 million at December 31, 2023. Another credit relationship had an aggregate balance of $5.6 million at September 30, 2024 of which $5.0 million was included with non-accrual commercial real estate loans and $586 thousand was included with non-accrual commercial and industrial loans.
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

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
September 30, 2024
Commercial and industrial	$80,576	29.0%	$5,822,976	1.38%
Energy	12,121	5.3	1,069,718	1.13
Commercial real estate	142,825	48.8	9,780,520	1.46
Consumer real estate	17,652	14.6	2,922,877	0.60
Consumer and other	9,955	2.3	458,772	2.17
Total	$263,129	100.0%	$20,054,863	1.31
December 31, 2023
Commercial and industrial	$74,006	31.7%	$5,967,182	1.24%
Energy	17,814	5.0	936,737	1.90
Commercial real estate	130,598	47.6	8,982,644	1.45
Consumer real estate	13,538	13.1	2,460,726	0.55
Consumer and other	10,040	2.6	476,962	2.10
Total	$245,996	100.0%	$18,824,251	1.31

The allowance allocated to commercial and industrial loans totaled $80.6 million, or 1.38% of total commercial and industrial loans, at September 30, 2024 increasing $6.6 million, or 8.9%, compared to $74.0 million, or 1.24% of total commercial and industrial loans, at December 31, 2023. Specific allocations for commercial and industrial loans that were evaluated for expected credit losses on an individual basis increased $13.0 million from $2.4 million at December 31, 2023 to $15.4 million at September 30, 2024. The increase in specific allocations for commercial and industrial loans was primarily related to new specific allocations for new individually assessed loans. Modeled expected credit losses decreased $1.8 million while qualitative factor (“Q-Factor”) and other qualitative adjustments related to commercial and industrial loans decreased $4.6 million.
The allowance allocated to energy loans totaled $12.1 million, or 1.13% of total energy loans, at September 30, 2024 decreasing $5.7 million, or 32.0%, compared to $17.8 million, or 1.90% of total energy loans, at December 31, 2023. Modeled expected credit losses related to energy loans decreased $4.2 million while Q-Factor and other qualitative adjustments related to energy loans decreased $1.5 million. Specific allocations for energy loans that were evaluated for expected credit losses on an individual basis totaled $2.7 million at both September 30, 2024 and December 31, 2023.
The allowance allocated to commercial real estate loans totaled $142.8 million, or 1.46% of total commercial real estate loans, at September 30, 2024 increasing $12.2 million, or 9.4%, compared to $130.6 million, or 1.45% of total commercial real estate loans, at December 31, 2023. Q-Factor and other qualitative adjustments related to commercial real estate loans increased $6.4 million while modeled expected credit losses related to commercial real estate loans increased $3.7 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis increased from $2.7 million at December 31, 2023 to $4.8 million at September 30, 2024. The increase in specific allocations for commercial real estate loans was mostly related to an increased specific allocation for a loan that was previously individually assessed.
The allowance allocated to consumer real estate loans totaled $17.7 million, or 0.60% of total consumer real estate loans, at September 30, 2024 increasing $4.1 million, or 30.4%, compared to $13.5 million, or 0.55% of total consumer real estate loans, at December 31, 2023 primarily due to a $3.9 million increase in modeled expected credit losses.
The allowance allocated to consumer loans totaled $10.0 million, or 2.17% of total consumer loans, at September 30, 2024, compared to $10.0 million, or 2.10% of total consumer loans, at December 31, 2023. Modeled expected credit losses related to consumer loans increased $727 thousand while specific allocations for consumer loans that were evaluated for expected credit losses on an individual basis increased $187 thousand. Q-Factor and other qualitative adjustments decreased $999 thousand, which was primarily due to a decrease in the consumer overlay, which is further discussed below.
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
In estimating expected credit losses as of September 30, 2024, we utilized the Moody’s Analytics September 2024 Consensus Scenario (the “September 2024 Consensus Scenario”) to forecast the macroeconomic variables used in our models. The September 2024 Consensus Scenario was based on the review of a variety of surveys of baseline forecasts of the U.S. economy. The September 2024 Consensus Scenario projections included, among other things, (i) U.S. Nominal Gross Domestic Product annualized quarterly growth rate of 3.41% during the remainder of 2024 followed by average annualized quarterly growth rates of 4.04% in 2025 and 4.13% through the end of the forecast period in the third quarter of 2026; (ii) average U.S. unemployment rate of 4.22% during the remainder of 2024 followed by average annualized quarterly rates of 4.21% in 2025 and 4.11% through the end of the forecast period in the third quarter of 2026; (iii) average Texas unemployment rate of 4.15% during the remainder of 2024 followed by average annualized quarterly rates of 4.02% in 2025 and 3.90% through the end of the forecast period in the third quarter of 2026; (iv) projected average 10 year Treasury rate of 3.88% during the remainder of 2024, increasing to 3.92% during 2025 and 3.98% through the end of the forecast period in the third quarter of 2026 and (v) average oil price of $77.17 per barrel during the remainder of 2024 and decreasing to $76.22 per barrel in 2025 and $74.07 per barrel through the end of the forecast period in the third quarter of 2026.
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
The overall loan portfolio as of September 30, 2024 increased $1.2 billion, or 6.5%, compared to December 31, 2023. This increase included a $797.9 million, or 8.9%, increase in commercial real estate loans; a $462.2 million, or 18.8%, increase in consumer real estate loans; and a $133.0 million, or 14.2%, increase in energy loans. These increases were partly offset by a $144.2 million, or 2.4%, decrease in commercial and industrial loans; and an $18.2 million, or 3.8%, decrease in consumer and other loans.
The weighted average risk grade for commercial and industrial loans increased to 6.71 at September 30, 2024 from 6.60 at December 31, 2023. The increase was primarily related to a $103.1 million increase in higher-risk grade classified loans. Classified loans consist of loans having a risk grade of 11, 12 or 13. The increase was also partly related to an increase in the weighted-average risk grade of pass grade commercial and industrial loans, which increased to 6.34 at September 30, 2024 from 6.32 at December 31, 2023. The weighted-average risk grade for energy loans decreased to 5.91 at September 30, 2024 from 6.05 at December 31, 2023. Pass-grade energy loans increased $150.9 million while the weighted-average risk grade of such loans decreased from 5.73 at December 31, 2023 to 5.72 at September 30, 2024. The decrease in the weighted-average risk grade on energy loans was also partly the result of a $18.9 million decrease in classified energy loans. The weighted average risk grade for commercial real estate loans increased to 7.37 at September 30, 2024 from 7.24 at December 31, 2023. The increase was primarily related to increases in commercial real estate loans graded as “watch” and “special mention” (together up $537.4 million) and an increase in classified commercial real estate loans (up $92.1 million). The effect of these items was partly offset by a decrease in the weighted-average risk grade of pass grade loans from 7.07 at December 31, 2023 to 7.05 at September 30, 2024.
As noted above, our credit loss models utilized the economic forecasts in the Moody's September 2024 Consensus Scenario for our estimated expected credit losses as of September 30, 2024 and the Moody’s December 2023 Consensus Scenario for our estimate of expected credit losses as of December 31, 2023. We qualitatively adjusted the model results based on these scenarios for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor, or Q-Factor, adjustments are discussed below.
Q-Factor adjustments are based upon management's judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of September 30, 2024, modeled expected credit losses were adjusted upwards by a weighted-average Q-Factor adjustment of approximately 4.1%, resulting in a $3.7 million total adjustment, compared to 4.4% at December 31, 2023, which resulted in a $3.9 million total adjustment.
We have also provided additional qualitative adjustments, or management overlays, as of September 30, 2024 as management believes there are still significant risks impacting certain categories of our loan portfolio. Q-Factor and other qualitative adjustments as of September 30, 2024 are detailed in the table below.

	Q-Factor Adjustment	Model Overlays	Office Building Overlays	Down-Side Scenario Overlay	Credit Concentration Overlays	Consumer Overlay	Total
Commercial and industrial	$1,964	$—	$—	$7,810	$6,288	$—	$16,062
Energy	146	—	—	—	5,622	—	5,768
Commercial real estate:
Owner occupied	580	19,236	—	—	1,876	—	21,692
Non-owner occupied	268	32,187	13,363	—	3,509	—	49,327
Construction	108	40,375	6,467	—	933	—	47,883
Consumer real estate	569	—	—	—	—	—	569
Consumer and other	72	—	—	—	—	3,000	3,072
Total	$3,707	$91,798	$19,830	$7,810	$18,228	$3,000	$144,373
Model overlays are qualitative adjustments to address the effects of risks not captured within our commercial real estate credit loss models. These adjustments are determined based upon minimum reserve ratios for our commercial real estate loans. In the case of our commercial real estate - owner occupied loan portfolio, we determined a minimum reserve ratio is appropriate to address the effect of the model's over-sensitivity to positive changes in certain economic variables. After analysis and benchmarking against peer bank data, we believe the modeled results may be overly optimistic and not appropriately capturing downside risk. As such, we determined that the appropriate forecasted loss rate for our owner-occupied commercial real estate loan portfolio should be more closely aligned with that of our commercial and industrial loan portfolio. In the case of our commercial real estate - non-owner occupied and commercial real estate - construction loan portfolios, we determined minimum reserve ratios are appropriate as we believe the modeled results are not appropriately capturing the downside risk associated with our borrowers' ability to access the capital markets for the sale or refinancing of investor real estate and assets currently under construction. We believe access to capital may be impaired for a significant amount of time. Accordingly, this would require secondary sources of liquidity and capital to support completed projects that may take considerably longer to stabilize than originally underwritten. Furthermore, most of our non-owner occupied and construction loans are originated with floating interest rates. As a result, these borrowers have been significantly impacted by the most recent cycle of rising interest rates, despite a slight decrease in market interest rates in September 2024.
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
The down-side scenario overlay is a qualitative adjustment for our commercial and industrial loan portfolio to address the significant risk of economic recession as a result of inflation; rising interest rates; labor shortages; disruption in financial markets and global supply chains; further oil price volatility; and the current or anticipated impact of global wars/military conflicts, terrorism, or other geopolitical events. Factors such as these are outside of our control but nonetheless affect customer income levels and could alter anticipated customer behavior, including borrowing, repayment, investment, and deposit practices. To determine this qualitative adjustment, we use an alternative, more pessimistic economic scenario to forecast the macroeconomic variables used in our models. As of September 30, 2024, we used the Moody’s Analytics S3 Alternative Scenario Downside - 90th Percentile. In modeling expected credit losses using this scenario, we also assume each non-classified loan within our modeled loan pools is downgraded by one risk grade level. The qualitative adjustment is based upon the amount by which the alternative scenario modeling results exceed those of the primary scenario used in estimating credit loss expense, adjusted based upon management's assessment of the probability that this more pessimistic economic scenario will occur.
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

	Credit Loss Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Three months ended:
September 30, 2024
Commercial and industrial	$4,697	$(2,675)	$6,039,403	(0.18)%
Energy	146	490	1,087,931	0.18
Commercial real estate	2,791	14	9,668,485	—
Consumer real estate	3,838	(1,893)	2,830,519	(0.27)
Consumer and other	4,990	(5,576)	457,583	(4.85)
Total	$16,462	$(9,640)	$20,083,921	(0.19)
September 30, 2023
Commercial and industrial	$(623)	$(236)	$5,760,871	(0.02)%
Energy	1,784	353	987,129	0.14
Commercial real estate	5,424	142	8,502,967	0.01
Consumer real estate	2,130	(126)	2,251,932	(0.02)
Consumer and other	4,893	(5,125)	462,444	(4.40)
Total	$13,608	$(4,992)	$17,965,343	(0.11)

Nine months ended:
September 30, 2024
Commercial and industrial	$13,625	$(7,055)	$6,067,302	(0.16)%
Energy	(6,668)	975	1,009,783	0.13
Commercial real estate	12,304	(77)	9,415,694	—
Consumer real estate	7,819	(3,705)	2,662,059	(0.19)
Consumer and other	16,768	(16,853)	463,031	(4.86)
Total	$43,848	$(26,715)	$19,617,869	(0.18)
September 30, 2023
Commercial and industrial	$(18,903)	$(11,027)	$5,729,735	(0.26)%
Energy	(1,683)	687	1,025,415	0.09
Commercial real estate	35,918	273	8,346,397	—
Consumer real estate	7,235	(200)	2,079,406	(0.01)
Consumer and other	15,649	(13,335)	470,967	(3.79)
Total	$38,216	$(23,602)	$17,651,920	(0.18)

We recorded a net credit loss expense related to loans totaling $43.8 million for the nine months ended September 30, 2024 while we recorded a net credit loss expense totaling $38.2 million during the same period in 2023. Net credit loss expense/benefit for each portfolio segment reflects the amount needed to adjust the allowance for credit losses allocated to that segment to the level of expected credit losses determined under our allowance methodology after net charge-offs have been recognized. The net credit loss expense related to loans during the first nine months of 2024 primarily reflects an increase in expected credit losses associated with commercial real estate loans; commercial and industrial loans; and consumer real estate loans, primarily related to increases in modeled expected credit losses and, to a lesser extent, specific allocations for commercial and consumer real estate loans and an increase in specific allocations for commercial and industrial loans. The net credit loss expense related to loans during the first nine months of 2024 also reflects charge-off trends related to commercial and industrial loans as well as consumer real estate and consumer and other loans (primarily related to overdrafts). The impact of these items was partly offset by a decrease in expected credit losses associated with energy loans; primarily related to decreases in modeled expected losses and the overlay for credit concentrations; a decrease in the down-side scenario overlay related on commercial and industrial loans, primarily due to a decrease in the expected probability of the downside scenario occurring; and a decrease in the consumer overlay, primarily associated with the model updates discussed in Note 3 - Loans in the accompanying notes to consolidated financial statements.
The ratio of the allowance for credit losses on loans to total loans was 1.31% at both September 30, 2024 and December 31, 2023. Management believes the recorded amount of the allowance for credit losses on loans is appropriate based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, our estimate of current expected credit losses could also change, which could affect the level of future credit loss expense related to loans.
Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures totaled $56.7 million and $51.8 million at September 30, 2024 and December 31, 2023, respectively. The level of the allowance for credit losses on off-balance-sheet credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio. The allowance for credit losses on off-balance-sheet credit exposures at September 30, 2024 was also impacted by a $4.3 million specific allocation related to certain unfunded letters of credit for a commercial and industrial borrower that was evaluated for expected credit losses on an individual basis. We also recognized specific allocations for funded loans to this borrower totaling $7.2 million at September 30, 2024, which were included in the increase of specific allocations for commercial and industrial loans discussed above. We recognized a net credit loss expense related to off-balance-sheet credit exposures totaling $5.0 million during the nine months ended September 30, 2024, compared to a net credit loss benefit of $8.2 million during the same period in 2023. Our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures are further described in our 2023 Form 10-K. This methodology was also impacted by the model updates during the first quarter of 2024 described in Note 3 - Loans in the accompanying notes to consolidated financial statements elsewhere in this report. The overall approximate impact of model updates during the first quarter was a $1.8 million increase in modeled expected credit losses for off-balance-sheet credit exposures.
Capital and Liquidity
Capital. Shareholders’ equity totaled $4.1 billion at September 30, 2024 and $3.7 billion at December 31, 2023. Sources of capital during the nine months ended September 30, 2024 included net income of $427.7 million; other comprehensive income, net of tax, of $203.8 million; $15.5 million in proceeds from stock option exercises and $10.0 million related to stock-based compensation. Uses of capital during the nine months ended September 30, 2024 included $185.9 million of dividends paid on preferred and common stock and $52.3 million of treasury stock purchases.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized loss of $915.4 million at September 30, 2024, compared to a net, after-tax, unrealized loss of $1.1 billion at December 31, 2023. The decrease in the net, after-tax, unrealized loss was primarily due to a $202.8 million net, after-tax, increase in the fair value of securities available for sale.
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

We paid a quarterly dividend of $0.92, $0.92, and $0.95 per common share during the first, second and third quarters of 2024, respectively and a quarterly dividend of $0.87, $0.87 and $0.92 per common share during the first, second and third quarters of 2023, respectively. These dividend amounts equate to a common stock dividend payout ratio of 42.8% and 35.2% during the first nine months of 2024 and 2023, respectively. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions described in Note 6 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
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
Liquidity. As more fully discussed in our 2023 Form 10-K, our liquidity position is continuously monitored, and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. Our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings as well as maturities of securities and loan amortization. As of September 30, 2024, we had approximately $8.4 billion held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the Federal Home Loan Bank (“FHLB”). As of September 30, 2024, based upon available, pledgeable collateral, our total borrowing capacity with the FHLB was approximately $6.2 billion. Furthermore, at September 30, 2024, we had approximately $9.4 billion in securities that were available to pledge and could be used to support additional borrowings, as needed, through repurchase agreements or the Federal Reserve discount window.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 6 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At September 30, 2024, Cullen/Frost had liquid assets, primarily consisting of cash on deposit at Frost Bank, totaling $313.9 million.
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
Our model simulations as of September 30, 2024 indicate that our projected balance sheet is slightly less asset sensitive in comparison to our balance sheet as of December 31, 2023. For modeling purposes, as of September 30, 2024, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.6% and 3.1%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in negative variances in net interest income of 1.5% and 2.8%, respectively, relative to the flat-rate case over the next 12 months. For modeling purposes, as of December 31, 2023, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.7% and 3.5%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in negative variances in net interest income of 1.3% and 3.0%, respectively, relative to the flat-rate case over the next 12 months.
We do not currently pay interest on a significant portion of our commercial demand deposits. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. Our September 30, 2024 and December 31, 2023, model simulations did not assume any payment of interest on commercial demand deposits (those not already receiving an earnings credit). Management believes, based on our experience during the last interest rate cycle, that it is less likely we will pay interest on these deposits as rates increase.
As of September 30, 2024, the effects of a 200 basis point increase and a 200 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2024. Dollar amounts in thousands.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period (1)
July 1, 2024 to July 31, 2024	—		$—	—	$120,041
August 1, 2024 to August 31, 2024	188,768		105.93	188,768	100,045
September 1, 2024 to September 30, 2024	121	(2)	105.75	—	100,045
Total	188,889			188,768
(1)On January 25, 2024, Cullen/Frost announced that our board of directors authorized a $150.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period expiring on January 24, 2025.
(2)Repurchases made in connection with the vesting of certain stock compensation awards.
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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	October 31, 2024	By:	/s/ Jerry Salinas
Jerry Salinas
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)