Form 10-K
period 2024-12-31
CULLEN/FROST BANKERS, INC.
filed 2025-02-06
CIK 39263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:    December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc., was approximately $6.4 billion.
As of January 30, 2025, there were 64,235,032 shares of the registrant’s common stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders of Cullen/Frost Bankers, Inc. to be held on April 30, 2025 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
The Corporation
Cullen/Frost Bankers, Inc., a Texas business corporation incorporated in 1977, is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout numerous Texas markets. The terms “Cullen/Frost,” “the Corporation,” “we,” “us” and “our” mean Cullen/Frost Bankers, Inc. and its subsidiaries, when appropriate. We offer commercial and consumer banking services, as well as trust and investment management, insurance, brokerage, mutual funds, leasing, treasury management, capital markets advisory and item processing services. At December 31, 2024, Cullen/Frost had consolidated total assets of $52.5 billion and was one of the largest independent bank holding companies headquartered in the State of Texas.
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
Cullen/Frost’s executive offices are located at 111 W. Houston Street, San Antonio, Texas 78205, and its telephone number is (210) 220-4011.

Subsidiaries of Cullen/Frost
Frost Bank
Frost Bank, the principal operating subsidiary and sole banking subsidiary of Cullen/Frost, is a Texas-chartered bank primarily engaged in the business of commercial and consumer banking through approximately 194 financial centers across Texas in the Austin, Dallas, Fort Worth, Gulf Coast, Houston, Permian Basin, and San Antonio regions. Frost Bank also operates approximately 1,766 automated-teller machines (“ATMs”) throughout the State of Texas, the majority of which are operated in connection with branding and licensing agreements with various retailers. Frost Bank was originally chartered as a national banking association in 1899, but its origin can be traced to a mercantile partnership organized in 1868. At December 31, 2024, Frost Bank had consolidated total assets of $52.6 billion and total deposits of $43.1 billion and was one of the largest commercial banks headquartered in the State of Texas.
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
•Correspondent Banking. Frost Bank acts as correspondent for approximately 179 financial institutions, which are primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, fixed income security services, and securities custody and clearance services.
•Trust Services. Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2024, the estimated fair value of trust assets was $51.4 billion, including managed assets of $26.2 billion and custody assets of $25.2 billion.
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
Competition
There is significant competition among commercial banks in our market areas. In addition, we also compete with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, private equity and debt funds, insurance companies, insurance agencies, commercial finance and leasing companies, full service brokerage firms, discount brokerage firms, and financial/wealth technology (“fintech/wealthtech”) firms. Some of our competitors have greater resources and, as such, may have higher lending limits and may offer other services that are not provided by us. We generally compete on the basis of customer service and responsiveness to customer needs, available loan and deposit products, the rates of interest charged on loans, the rates of interest paid for funds, and the availability and pricing of trust, brokerage and insurance services. For further discussion, see the section captioned “We Operate In A Highly Competitive Industry and Market Area” in Item 1A. Risk Factors.

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
All member banks of the Federal Reserve System, including Frost Bank, are required to hold stock in the Federal Reserve System's Reserve Banks in an amount equal to six percent of their capital stock and surplus (half paid to acquire the stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded. The annual dividend rate for larger member banks, including Frost Bank, is tied to 10-year U.S. Treasuries with the maximum dividend rate capped at six percent. The total amount of stock dividends that Frost Bank received from the Federal Reserve totaled $1.5 million in 2024, $1.4 million in 2023 and $1.2 million in 2022.
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
Bank Holding Company Activities
In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board), without prior approval of the Federal Reserve Board. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments, among others.
To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Prompt Corrective Action,” elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed” under applicable Federal Reserve Board regulations. If a financial holding company ceases to meet these capital and management requirements, the BHC Act, and the Federal Reserve Board’s regulations provide that the financial holding company must enter into a confidential agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve Board may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve Board. If the company does not return to compliance within 180 days, the Federal Reserve Board may require divestiture of the holding company’s depository institutions. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.
In order for a financial holding company to commence any new activity permitted by the BHC Act or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent Community Reinvestment Act “CRA” performance evaluation. See the section captioned “Community Reinvestment Act” elsewhere in this item.
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
The BHC Act, the Bank Merger Act, the Texas Finance Code and other federal and state statutes regulate acquisitions of commercial banks and their parent holding companies. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the Federal Reserve Board or other appropriate bank regulatory authority is required for a member bank to merge with another bank or purchase substantially all of the assets or assume any deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the applicant's managerial and financial resources, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system (e.g., systemic risk), the applicant’s performance record under the CRA (see the section captioned “Community Reinvestment Act” elsewhere in this item) and its compliance with law, including fair lending, fair housing and other consumer protection laws, and the effectiveness of the subject organizations in combating money laundering activities.
Dividends and Stock Repurchases
The principal source of Cullen/Frost’s liquidity is dividends from Frost Bank. The prior approval of the Federal Reserve Board is required if the total of all dividends declared by a state-chartered member bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of preferred stock. Federal law also prohibits a state-chartered, member bank from paying dividends that would be greater than the bank’s undivided profits. Frost Bank is also subject to limitations under Texas state law regarding the level of dividends that may be paid. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, Frost Bank could pay aggregate dividends of approximately $1.2 billion to Cullen/Frost, without obtaining affirmative governmental approvals, at December 31, 2024. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.

In addition, Cullen/Frost and Frost Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. Additionally, it is Federal Reserve policy that bank holding companies generally should pay dividends on common stock only out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition. Federal Reserve policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure.
In certain circumstances, Cullen/Frost’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve Board.
In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.
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
In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting a new accounting standard related to the measurement of current expected credit losses (“CECL”) on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provided banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We elected to adopt the five-year transition option. Accordingly, CECL transitional amounts have been added back to CET1 totaling $15.4 million and $30.8 million at December 31, 2024 and 2023, respectively.
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

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these standards revised the Basel Committee’s standardized approach for credit risk (including the recalibration of risk weights and the introduction of new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provided a new standardized approach for operational risk capital. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches banking organizations, and therefore not to Cullen/Frost or Frost Bank.
In July 2023, the federal banking regulators proposed revisions to the Basel III Capital Rules to implement the Basel Committee’s 2017 standards and make other changes to the Basel III Capital Rules. The proposal introduced revised credit risk, equity risk, operational risk, credit valuation adjustment risk and market risk requirements, among other changes, which would substantially increase the levels of required capital. Nonetheless, these revised capital requirements would not apply to Cullen/Frost or Frost Bank because they each have less than $100 billion in total consolidated assets and trading assets and liabilities below the threshold for market risk requirements. The Federal Reserve has indicated that it expects to work with the other federal banking regulators in 2025 on a revised proposal.
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
Prompt Corrective Action
The Federal Deposit Insurance Act, as amended (the “FDIA”) requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”
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
The FDIA prohibits an insured depository institution from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is (i) well capitalized, or (ii) adequately capitalized and receives a waiver from the FDIC.

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
As of December 31, 2024, Frost Bank, was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of Cullen/Frost and Frost Bank see the discussion under the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report.
The prompt corrective action regulations do not apply to bank holding companies. However, the Federal Reserve Board is authorized to take appropriate action at the bank holding company level, based upon the undercapitalized status of the bank holding company’s depository institution subsidiaries.
Safety and Soundness Standards
The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the

FDIA. See “Prompt Corrective Action” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties and cease and desist orders.
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
In October 2022, the FDIC adopted a final rule that increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. The increased assessment was expected to improve the likelihood that the DIF reserve ratio would reach the statutory minimum of 1.35% by the statutory deadline prescribed under the FDIC’s amended restoration plan.
In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of bank failures earlier that year and the FDIC’s use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and was assessed at a quarterly rate of 3.36 basis points, over eight quarterly assessment periods, that began in the first quarter of 2024. In June 2024, due to the increased estimate of losses, the FDIC announced that it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate. This updated assessment was made under the FDIC’s final rule whereby the estimated loss pursuant to the systemic risk determination can be periodically adjusted. The FDIC has also retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment. The special assessments are tax deductible. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.
Enhanced Prudential Standards
The Federal Reserve Board is required to monitor emerging risks to financial stability and enact enhanced supervision and prudential standards applicable to large bank holding companies and certain non-bank covered companies designated as systemically important by the Financial Stability Oversight Council. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) mandates that certain regulatory requirements applicable to these systemically important financial institutions be more stringent than those applicable to other financial institutions. The enhanced prudential standards rules, as amended in 2019, require a bank holding company to establish a risk committee that approves and periodically reviews its risk-management policies and oversees its risk-management framework beginning on the first day of the ninth quarter following the date on which the bank holding company’s average total consolidated assets equal or exceed $50 billion. Cullen/Frost’s total consolidated assets surpassed $50 billion this year but it already maintains a risk committee that performs these functions.
Resolution Planning
The FDIC requires certain insured depository institutions (“IDIs”) with more than $50 billion in total consolidated assets to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. In June 2024, the FDIC finalized amendments to the resolution planning requirements for IDIs with $50 billion or more in total assets. The amendments require IDIs with between $50 billion and $100 billion in assets, which includes Frost Bank, to submit informational filings on a three-year cycle, with an interim supplement updating key information submitted in the off years. The final rule became effective October 1, 2024.

The Volcker Rule
The so-called Volcker Rule under the Dodd-Frank Act restricts banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The Volcker Rule does not significantly impact the operations of Cullen/Frost and its subsidiaries as we do not have any significant engagement in the businesses prohibited by the Volcker Rule.
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
Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Federal Reserve Board rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve Board also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. In October 2023, the Federal Reserve issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents per debit card transaction. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the Federal Reserve from large debit card issuers. The comment period for this proposal ended in May 2024. The extent to which any such proposed changes in permissible interchange fees will impact our future revenues is currently uncertain.
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

The Consumer Financial Protection Bureau (“CFPB”) is a federal agency responsible for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, laws relating to fair lending and the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to self-protect in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates. Banking regulators take into account compliance with consumer protection laws when considering approval of a proposed transaction.
In October 2024, the CFPB issued a final rule that requires a provider of payment accounts or products, such as a bank, to make data available to consumers, free upon request, regarding the products or services they obtain from the provider. Any such data provider is also required to make such data available to third parties, with the consumer’s express authorization and through an interface that satisfies formatting, performance, and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data required to be made available under the rule includes transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The final rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. Banks with over $10 billion and less than $250 billion in total assets, including Frost Bank, must comply with the new requirements by April 1, 2027.
In December 2024, the CFPB issued a final rule that, among other things, amends Regulation Z (otherwise known as the “Truth In Lending Act”) and impacts extensions of overdraft credit offered by financial institutions with more than $10 billion in assets. The final rule defines overdraft credit as generally including consumer credit extended by a financial institution to pay a transaction from a checking or other transaction account (other than a prepaid account) held at the financial institution when the consumer has insufficient or unavailable funds in that account. The final rule requires that extensions of overdraft credit adhere to consumer protections required of similarly situated products, unless the overdraft fee is at or below the institution's costs and losses as determined by (i) calculating its own costs and losses using a standard set forth in the rule; or (ii) relying on a benchmark flat fee of five dollars. An overdraft that incurs charges that exceed costs and losses will become a covered overdraft credit and subject to Regulation Z which requires that lenders disclose borrowing costs, interest rates and fees upfront and in clear language so consumers can understand all the terms and make informed decisions. Furthermore, covered overdraft credit extensions must be put in a credit account and may not be structured as a negative balance on a checking or other transaction account. The provisions of the final rule become effective on October 1, 2025.
Community Reinvestment Act
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering a request for an approval of a proposed transaction. Frost Bank received a rating of “satisfactory” in its most recent CRA performance evaluations.
In October 2023, the OCC, together with the Federal Reserve and FDIC, issued a joint final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets, such as Frost Bank. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027. The final rule is currently enjoined as to the plaintiff trade associations while a federal court considers a lawsuit challenging the rule.
Financial Privacy
The federal banking regulators have adopted rules under the Gramm-Leach-Bliley Act of 1999 that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.
Anti-Money Laundering and the USA Patriot Act
A major focus of governmental policy on financial institutions has been aimed at combating money laundering and terrorist financing. The U.S. Bank Secrecy Act (the “BSA”) and the USA PATRIOT Act of 2001 (the “USA Patriot Act”) require financial institutions to develop programs to prevent them from being used for, and to detect and deter, money laundering, terrorist financing, and other illegal activities. The USA Patriot Act substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious financial, legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.
In August 2024, Financial Crimes Enforcement Network (“FinCEN”), which drafts regulations implementing the U.S. Patriot Act, BSA and other anti-money laundering legislation, adopted a rule extending anti-money laundering obligations, including maintenance of an anti-money laundering program and filing certain reports with FinCEN, to registered investment advisers, like certain of Cullen/Frost’s subsidiaries. Compliance with these requirements is required beginning on January 1, 2026.
Office of Foreign Assets Control Regulation
The U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. These sanctions include: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country, and (ii) blocking assets in which the government or specially designated nationals of the sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). We are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including the imposition of civil money penalties or causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

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
Under regulatory guidance applicable to all banking organizations, incentive compensation policies must be consistent with safety and soundness principles. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.
In 2016, the U.S. financial regulators, including the Federal Reserve Board and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including Cullen/Frost and Frost Bank), but these proposed rules have not been finalized.
In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NYSE, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The NYSE’s listing standards pursuant to the SEC’s rule became effective on October 2, 2023. We adopted a compensation recovery policy pursuant to the NYSE listing standards on October 25, 2023. The policy is included as Exhibit 97.1 to this Form 10-K.
Cybersecurity
The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties. In 2023, the SEC issued a final rule that requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Under this rule, banking organizations that are SEC registrants must generally disclose information about a material cybersecurity incident within four business days of determining it is material with periodic updates as to the status of the incident in subsequent filings, as necessary.
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
In May 2024, the SEC finalized amendments to Regulation S-P to require broker-dealers, investment companies and investment advisers registered with the SEC to adopt written policies and procedures for incident response programs to address unauthorized access to or use of customer information. The amended Regulation S-P also requires covered entities to notify, within 30 days, individuals affected by an incident involving sensitive customer information and provide them with details about the incident and other information intended to help affected individuals respond appropriately.
See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity and Item 1C. Cybersecurity for a further discussion of risk management strategies and governance processes related to cybersecurity.
Climate-Related and Other ESG Developments
In recent years, federal, state and international lawmakers and regulators have increased their focus on financial institutions' and other companies' risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance (“ESG”) matters. In addition, several states, including Texas, have enacted or proposed statutes or regulations addressing climate change and other ESG issues, including “anti-ESG” statutes or regulations.
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

Human Capital Resources
At December 31, 2024, we employed 5,854 full-time equivalent employees. At that date, the average tenure of all of our full-time employees was approximately 9.3 years while the average tenure of our executive officers was approximately 30.4 years. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good.
Oversight of our corporate culture is an important element of our board of director’s oversight of risk because our people are critical to the success of our corporate strategy. Our board sets the “tone at the top,” and holds senior management accountable for embodying, maintaining, and communicating our culture to employees. In that regard, our culture is designed to promote our commitment to making people's lives better and to uphold that principle in everything we do. That commitment has been a central pillar in our approach to our employees, our planet and the communities we have proudly served for over 150 years. Our culture is designed to adhere to the timeless values of integrity, caring and excellence. In keeping with that culture, we expect our people to treat each other and our customers with the highest level of honesty and respect and go out of their way to do the right thing, and we strive to be a force for good in everyday life. We dedicate resources to promote a safe workplace; attract, develop and retain talented employees; promote a culture of integrity, caring and excellence; and reward and recognize employees for both the results they deliver and, importantly, how they deliver them. We also seek to design careers that are fulfilling ones, with competitive compensation and benefits alongside a positive work-life balance. We also dedicate resources to fostering professional and personal growth with continuing education, on-the-job training and development programs. This commitment to our people has earned us a spot on Forbes magazine's Best Employers list in 2024.
Our employees are key to our success as an organization. We are committed to providing equal opportunity to and avoiding unlawful discrimination against all applicants and employees and attracting, retaining and promoting top quality talent regardless of personal aspects such as sex, sexual orientation, gender identity, race, color, national origin and age. We are dedicated to providing a workplace for our employees that is supportive, and free of any form of unlawful discrimination or harassment; rewarding and recognizing our employees based on their individual results and performance as well as that of their department and the company overall; and recognizing and respecting all of the characteristics and differences that make each of our employees unique.
By promoting and fostering a workforce that we believe is reflective of the values of our customers and communities, we seek to better understand the financial needs of our prospects and customers and provide them with relevant financial service products. This enables us to better serve our customers and communities, enhancing our success as an organization. Understanding and supporting our community has always been a priority to us. We have established a voluntary, employee-led and staffed team that is committed to touching and improving the lives of people that live and work in our community. Additionally, we provide employees the opportunity to use paid time off to perform community service activities in their choice of ways. In 2024, this amounted to over 24,000 hours of community service performed by our employees. Our efforts are designed to enrich the lives of not only those that are in need but also the lives of our employees who participate in these meaningful and rewarding opportunities.

Information About Our Executive Officers
The names, ages, recent business experience and positions or offices held by each of the executive officers of Cullen/Frost are as follows:

Name and Position Held	Age	Recent Business Experience

Phillip D. Green Chairman of the Board, Chief Executive Officer and Director	70	Officer of Frost Bank since 1980. Chairman of the Board and Chief Executive Officer since April 2016.
Daniel J. Geddes Group Executive Vice President, Chief Financial Officer	50	Officer of Frost Bank since 1998. Group Executive Vice President, Chief Financial Officer since January 2025. Group Executive Vice President from July 2024 to December 2024. San Antonio Region President from August 2021 to June 2024. Market President and the Houston Expansion Lead from October 2018 to August 2021.
Annette Alonzo Group Executive Vice President, Chief Human Resources Officer	56	Officer of Frost Bank since 1993. Group Executive Vice President, Chief Human Resources Officer since April 2016.
Robert A. Berman Group Executive Vice President, Research and Strategy	62	Officer of Frost Bank since 1989. Group Executive Vice President, Research and Strategy of Frost Bank since May 2001.
Paul H. Bracher President, Group Executive Vice President, Chief Banking Officer	68	Officer of Frost Bank since 1982. Group Executive Vice President, Chief Banking Officer since January 2015. President of Cullen/Frost since April 2016. President of Frost Bank since January 2024.
Howard L. Kasanoff Group Executive Vice President, Chief Credit Officer	55	Officer of Frost Bank since June 1994. Group Executive Vice President, Chief Credit Officer since January 2023. Senior Executive Vice President, Director of Complex Risk from October 2017 to December 2022.
Coolidge E. Rhodes, Jr. Group Executive Vice President, General Counsel and Corporate Secretary	49	Officer of Frost Bank since September 2021. Group Executive Vice President, General Counsel since September 2021 and Secretary since October 2021. Managing director and chief compliance officer at New Fortress Energy Inc. from February 2020 to September 2021.
Carol Severyn Group Executive Vice President, Chief Risk Officer	60	Officer of Frost Bank since 1993. Group Executive Vice President, Chief Risk Officer since January 2019. Executive Vice President and Auditor from January 2004 to January 2019.
Jimmy Stead Group Executive Vice President, Chief Consumer Banking and Technology Officer	49	Officer of Frost Bank since 2001. Group Executive Vice President, Chief Consumer Banking and Technology Officer since January 2020. Group Executive Vice President, Chief Consumer Banking Officer from January 2017 to January 2020.
Kenny Wilson Group Executive Vice President, Chief Wealth Officer	72	Officer of Frost Bank since 2023. Group Executive Vice President, Chief Wealth Officer since August 2023. Prior to joining Frost, Mr. Wilson served as Chief Executive Officer for Haven for Hope from April 2016 to December 2021. Prior to that, Mr. Wilson was Market President and Market Executive for Private Banking for Bank of America in both the San Antonio and Austin markets.
Candace Wolfshohl Group Executive Vice President, Culture and People Development	64	Officer of Frost Bank since 1989. Group Executive Vice President, Culture and People Development since July 2015.
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
As of December 31, 2024, approximately 82.9% of our loan portfolio consisted of commercial and industrial, energy, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default and are typically larger than residential real estate loans or consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, energy, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. Increases in non-performing loans have resulted in a net loss of earnings from particular loans, an increase in credit loss expense and an increase in loan charge-offs, and these and future instances could have a material adverse effect on our business, financial condition and results of operations. Certain of our credit exposures are concentrated in industries that may be more susceptible to the long-term risks of climate change, natural disasters or global pandemics. To the extent that these risks may have a negative impact on the financial condition of borrowers, it could also have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further discussion related to commercial and industrial, energy, construction and commercial real estate loans.
Our Allowance For Credit Losses May Be Insufficient
We maintain allowances for credit losses on loans, securities and off-balance sheet credit exposures. In the case of loans and securities, allowances for credit losses are contra-asset valuation accounts that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. As a result, the determination of the appropriate level of allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Changes in economic conditions; inflation; interest rate volatility; new information regarding existing loans, credit commitments and securities holdings; the lingering effects of the COVID-19 pandemic or other global pandemics; natural disasters and risks related to climate change; and identification of additional problem loans, ratings down-grades and other factors, both within and outside of our control, may require an increase in the allowances for credit losses on loans, securities and off-balance sheet credit exposures. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in credit loss expense or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if any charge-offs related to loans, securities or off-balance sheet credit exposures in future periods exceed our allowances for credit losses on loans, securities or off-balance sheet credit exposures, we will need to recognize additional credit loss expense to increase the applicable allowance. Any increase in the allowance for credit losses on loans, securities and/or off-balance sheet credit exposures will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Allowance for Credit Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for credit losses.

We Are Subject to Risk Arising From Conditions In The Commercial Real Estate Market
As of December 31, 2024, commercial real estate mortgage loans comprised approximately 34.5% of our loan portfolio. Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because the collateral securing these loans may not be sold as easily as residential real estate and because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options which have impacted the long-term performance of some types of office properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
We Are Subject To Volatility Risk In Crude Oil Prices
As of December 31, 2024, we had $1.1 billion of energy loans which comprised approximately 5.4% of our loan portfolio at that date. Furthermore, energy production and related industries represent a large part of the economies in some of our primary markets. The energy industry and market prices for oil and gas have historically been cyclical. Global wars, military conflicts, terrorism, governmental and social responses to environmental issues and climate change, or other geopolitical events as well as actions by members of the Organization of Petroleum Exporting Countries (“OPEC”) can impact global crude oil and gas production levels and lead to significant volatility in global oil and gas supplies and market prices. Prolonged periods of low oil and gas commodity prices could negatively impact our borrowers' ability to pay, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. The price per barrel of crude oil was approximately $72 at both December 31, 2024, and December 31, 2023. While losses in our energy portfolio have not been significant in recent years, we have experienced increased losses within our energy portfolio in years that were impacted by significant oil price volatility. Future oil price volatility could have negative impacts on the U.S. economy, in particular, the economies of energy-dominant states such as Texas, and our borrowers and customers. Such negative impacts could result in an increased rate of loan delinquencies and credit losses which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
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
Liquidity Risk
We Are Subject To Liquidity Risk
We require liquidity to meet our deposit and debt obligations as they come due. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could reduce our access to liquidity sources include a downturn in the Texas economy, difficult credit markets or adverse regulatory actions against us. Our access to deposits may also be affected by the liquidity needs of our depositors. A substantial majority of our liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. Our access to deposits may be negatively impacted by, among other factors, periods of low interest rates or higher interest rates which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. Additionally, negative news about us or the banking industry in general could negatively impact market or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as we and other regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed "too big to fail" or remove deposits from the banking system entirely. As of December 31, 2024, approximately 54% of our deposits were uninsured and we rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations. We may also need to raise additional capital and liquidity through the issuance of stock to comply with regulatory mandates, which could dilute the ownership of existing stockholders, or reduce or even eliminate common stock dividends or share repurchases to preserve capital and liquidity.
Unrealized Losses in Our Securities Portfolio Could Affect Liquidity.
We have experienced significant unrealized losses on our available-for sale-securities portfolio as a result of increases in market interest rates. Unrealized losses related to available-for-sale securities are reflected in accumulated other comprehensive income in our consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available-for-securities portfolio and we do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost bases, which may be at maturity. Nonetheless, our access to liquidity sources could be affected by unrealized losses if securities must be sold at a loss; tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses; the FHLB or other funding sources reduce capacity; or bank regulators impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.
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
New Lines Of Business, Products Or Services and Technological Advancements May Subject Us To Additional Risks
From time to time, we implement new lines of business or offer new products and services within existing lines of business. For instance, we recently implemented a new residential mortgage product offering. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.
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
Our Reputation and Our Business Are Subject to Negative Publicity Risk
Reputation risk, or the risk to our earnings, liquidity, and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including (i) lending practices, (ii) branching strategy, (iii) product and service offerings, (iv) corporate governance, (v) regulatory compliance, (vi) mergers and acquisitions, (vii) disclosure, (viii) sharing or inadequate protection of customer information, (ix) successful or attempted cyber-attacks against us, our customers or our third-party partners or vendors and (x) failure to discharge any publicly announced commitments to employees or ESG initiatives or to respond adequately to social and sustainability concerns from the viewpoint of our stakeholders from actions taken by government regulators and community organizations in response to our conduct. There has been an increased focus by investors and other stakeholders on topics related to corporate policies and approaches regarding ESG and diversity, equity and inclusion matters. Due to divergent stakeholder views on these matters, we are at increased risk that any action, or lack thereof, concerning these matters will be perceived negatively by some stakeholders, which could negatively affect our business and reputation. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally or from the actions of our employees, customers, affiliates or third parties with whom we do business.
In addition, our reputation or future prospects may be significantly damaged by adverse publicity or negative information regarding us, whether or not true, that may be posted on social media, non-mainstream news services or other parts of the internet, and this risk is magnified by the speed and pervasiveness with which information is disseminated through those channels. Because we conduct most of our business under the “Frost” brand, negative public opinion about one business could affect our other businesses.
Events that result in damage to our reputation may also increase our litigation risk, increase regulatory scrutiny, affect our ability to attract and retain customers and employees and have other consequences that we may not be able to predict.
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
Our Information Systems May Experience Failure, Interruption Or Breach In Security
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. Any failure, interruption or breach in security of these systems could result in significant disruption to our operations. Information security breaches and cybersecurity-related incidents include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, theft, misuse, loss, release or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties or may result from accidental technological failure. Our technologies, systems, networks and software have been and continue to be subject to cybersecurity threats and attacks, which range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. Any failures related to upgrades and maintenance of our technology and information systems could further increase our information and system security risk. Our increased use of cloud and other technologies, such as remote work technologies, and the increased connectivity of third parties and electronic devices to our systems also increases our risk of being subject to a cyber-attack. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

Our customers, employees and third parties that we do business with have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware programs to our information systems, the information systems of merchants or third-party service providers and/or our customers' personal devices, which are beyond our security control systems. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber-attacks against us, merchants, our third-party service providers and our customers remain a serious issue and have been successful in the past.
Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risks of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. It is possible that employees, merchants or our third-party vendors may not follow our cybersecurity policies and procedures, which may expose us to a cyber-attack. Furthermore, even well protected information, networks, systems and facilities remain potentially vulnerable to attempted security breaches or disruptions because the techniques used in such attempts are constantly evolving, including as a result of artificial intelligence, and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. In the event of a cyber-attack, we may be delayed in identifying or responding to the attack, which could increase the negative impact of the cyber-attack on our business, financial condition and results of operations. While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants or our third-party vendors, including as a result of cyber-attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil litigation, enforcement actions, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
Our Operations Rely On Certain External Vendors
We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations. These third-party vendors are sources of operational, cybersecurity, and informational security risk to us, including risks associated with operational errors, coding errors, information system failures, interruptions or breaches and unauthorized disclosures of sensitive or confidential client or customer information. If these vendors encounter any of these issues, or if we have difficulty communicating with them regarding such issues, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our business and, in turn, our financial condition and results of operations.
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
External and Market-Related Risks
Our Profitability Depends Significantly On Economic Conditions In The State Of Texas
Our success depends substantially on the general economic conditions of the State of Texas and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services primarily to customers across Texas through financial centers in the Austin, Dallas, Fort Worth, Gulf Coast, Houston, Permian Basin, and San Antonio regions. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Moreover, all of the securities in our municipal bond portfolio were issued by political subdivisions or agencies within the State of Texas. A significant decline in general economic conditions in Texas, whether caused by recession, inflation, unemployment, changes or prolonged stagnation in oil prices, changes in securities markets, acts of terrorism, pandemics, natural disasters, climate change, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our business, financial condition and results of operations.

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

Compliance and Regulatory Risks
We Are Subject To Extensive Government Regulation and Supervision and Related Enforcement Powers and Other Legal Remedies
We, primarily through Cullen/Frost, Frost Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations and supervisory guidance affect our lending practices, capital structure, investment practices, dividend policy, the fees we can charge for certain products or transactions, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, have and could continue to affect us in substantial and unpredictable ways. Such changes have and could continue to subject us to additional costs, limit the types of financial services and products we may offer, limit our ability to return capital to shareholders or conduct certain activities, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, enforcement actions or sanctions by regulatory agencies, significant fines and civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Directives issued to enforce such actions may be confidential and thus, in some instances, we are not permitted to publicly disclose these actions. Litigation challenging actions or regulations by Federal or state authorities could, depending on the outcome, significantly affect the regulatory and supervisory framework affecting our operations. For example, there is litigation pending to challenge the Federal Reserve’s regulation on permissible interchange fees on the ground that the regulation allows higher interchange fees than permitted by statute, which, if successful, could significantly and adversely affect the fees banks can charge on debit card transactions. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
In addition, we face significant regulatory scrutiny, in the course of routine examinations and otherwise, and new regulations in response to negative developments in the banking industry, which may increase our cost of doing business and reduce our profitability. Among other things, there may be increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, brokered deposits, unrealized losses in securities portfolios, liquidity, commercial real estate loan composition and concentrations, and capital as well as general oversight and control of the foregoing. We could face increased scrutiny or be viewed as higher risk by regulators and/or the investor community, which could have a material adverse effect on our business, financial condition and results of operations.
See the sections captioned “Supervision and Regulation” included in Item 1. Business and Note 8 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.
The Repeal Of Federal Prohibitions On Payment Of Interest On Demand Deposits Could Increase Our Interest Expense
All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act beginning in 2011. As a result, some financial institutions offer interest on demand deposits to compete for customers. Our interest expense will increase, and our net interest margin will decrease, if we begin offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.

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
Acquisitions May Be Delayed, Impeded, Or Prohibited Due To Regulatory Issues
Acquisitions by financial institutions, including us, are subject to approval by a variety of federal and state regulatory agencies (collectively, “regulatory approvals”). The process for obtaining these required regulatory approvals has become substantially more difficult since the global financial crisis, and our ability to engage in certain merger or acquisition transactions depends on the bank regulators' views at the time as to our capital levels, quality of management, and overall condition, in addition to their assessment of a variety of other factors, including our compliance with law. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to BSA compliance, CRA issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations and other laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, financial condition and results of operations.

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
General Risk Factors
We are Subject To Risk From Fluctuating Conditions In The Financial Markets and Economic and Political Conditions Generally
Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate, in the State of Texas and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by a decline in economic growth both in the U.S. and internationally; declines in business activity or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; oil price volatility; natural disasters; trade policies and tariffs; or a combination of these or other factors. In addition, financial markets and global supply chains may be adversely affected by the current or anticipated impact of global wars/military conflicts, terrorism or other geopolitical events. Current economic conditions are being heavily impacted by recent inflationary conditions and higher interest rates, the effects of which may impact our profitability by negatively impacting our fixed costs and expenses. Economic and inflationary pressure on consumers and uncertainty regarding economic improvement could result in changes in consumer and business spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations.
Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government's debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2023, Fitch lowered its long-term sovereign credit rating on the U.S. from AAA to AA+. A further downgrade, or downgrades by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.
Furthermore, evolving responses from federal and state governments and other regulators, and our customers or our third-party partners or vendors, to challenges such as climate change have impacted and could continue to impact the economic and political conditions under which we operate which could have a material adverse effect on our business, financial condition and results of operations.
Changes In The Federal, State Or Local Tax Laws May Negatively Impact Our Financial Performance and We Are Subject To Examinations and Challenges By Tax Authorities
We are subject to federal and applicable state tax laws and regulations. Changes in these tax laws and regulations, some of which may be retroactive to previous periods, could increase our effective tax rates and, as a result, could negatively affect our current and future financial performance. Furthermore, tax laws and regulations are often complex and require interpretation. In the normal course of business, we are routinely subject to examinations and challenges from federal and applicable state tax authorities regarding the amount of taxes due in connection with investments we have made and the businesses in which we have engaged. Federal and state taxing authorities have been aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have a material adverse effect on our business, financial condition and results of operations.
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

Climate Change Could Have a Material Negative Impact on Us and Our Customers
Our business, as well as the operations and activities of our customers, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to us and our customers and these risks are expected to increase over time. Climate change presents multi-faceted risks, including (i) operational risk from the physical effects of climate events on our facilities and other assets as well as those of our customers; (ii) credit risk from borrowers with significant exposure to climate risk; (iii) legal, regulatory and compliance risks arising from the policy, legal and regulatory changes associated with the transition to a less carbon-dependent economy; and (iv) reputational risk from stakeholder concerns about our practices related to climate change, our carbon footprint and our business relationships with customers who operate in carbon-intensive industries, and from negative public opinion related to any of our actions or inaction in response to climate change and our climate change strategy. The risks associated with climate change are rapidly changing and evolving in an escalating fashion, making them difficult to assess due to limited data. Our business, reputation and ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient.
Climate change exposes us and our customers to physical risk as its effects may lead to more frequent and more extreme weather events, such as prolonged droughts or flooding, tornados, hurricanes, wildfires and extreme seasonal weather; and longer-term shifts, such as increasing average temperatures, ozone depletion and rising sea levels. Such events and long-term shifts may damage, destroy or otherwise impact the value or productivity of our properties and other assets; increase the premiums for and reduce the availability of insurance; and/or disrupt our operations and other activities through prolonged outages. Such events and long-term shifts may also have a significant impact on our customers, which could amplify credit risk by diminishing borrowers’ repayment capacity or collateral values, and other businesses and counterparties with whom we transact, which could have a broader impact on the economy, supply chains and distribution networks.
Climate change also exposes us and our customers to transition risks associated with the transition to a less carbon-dependent economy. Transition risks may result from changes in policies; laws and regulations; technologies; and/or market preferences to address climate change. Such changes could materially, negatively impact our business, results of operations, financial condition and/or our reputation, in addition to having a similar impact on our customers. We have customers who operate in carbon-intensive industries like oil and gas that are exposed to climate risks, such as those risks related to the transition to a less carbon-dependent economy, as well as customers who operate in low-carbon industries that may be subject to risks associated with new technologies. Federal and state banking regulators and supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, we face regulatory risk of increasing focus on our resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs, and may subject us to different and potentially conflicting requirements.
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
We employ an in-depth, layered, defensive strategy that embraces a “security by design” philosophy when designing new products, services, and technology. We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain. We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections as a significant portion of our workforce has the option to work remotely. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.
We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees, as discussed further below, to the Technology Committee of our board of directors, and external agencies. The Incident Response Plan is coordinated through the Chief Information Security Officer and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.
Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents in the past, to date, cybersecurity incidents and risks from cybersecurity threats have not materially affected our company. For further discussion of risks from cybersecurity threats, see the section captioned “Our Information Systems May Experience Failure, Interruption Or Breach In Security” in Item 1A. Risk Factors.
Governance
Our Chief Information Security Officer is responsible for managing our enterprise information security department and delivering our information security program. The responsibilities of this department include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, information governance risk and compliance, and business resilience. The foregoing responsibilities are covered on a day-to-day basis by a first line of defense function, and our second line of defense function, including the Chief Information Security Officer, provides guidance, oversight, monitoring and challenge of the first line’s activities. The second line of defense function is separated from the first line of defense function through organizational structure and ultimately reports directly to the Chief Risk Officer. The department, as a whole, consists of information security professionals with varying degrees of education and experience. Individuals within the department are generally subject to professional education and certification requirements. In particular, our Chief Information Security Officer has substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management.
Our board of directors has approved management committees including the Information Technology Risk Committee, which focuses on technology impact, and the Information Security Oversight Committee, which focuses on business impact. These committees provide oversight and governance of the technology program and the information security program. These committees are chaired by managers within the enterprise information security department and include the Chief Information Security Officer and Chief Information Officer as well as their direct reports and other key departmental managers from throughout the entire company. These committees generally meet monthly (in the case of the Information Technology Risk Committee) and quarterly (in the case of the Information Security Oversight Committee) to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings occur from time to time in accordance with the Incident Response Plan in order to facilitate timely informing and monitoring efforts. The Chief Information Security Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at committee meetings and the actions taken to the Technology Committee of our board of directors on a quarterly basis (or more frequently as may be required by the Incident Response Plan).
The Technology Committee of our board of directors meets quarterly and is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Chief Information Security Officer and our Chief Information Officer provide quarterly reports to the Technology Committee of our board of directors regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The Technology Committee of our board of directors reviews and approves our information security and technology budgets and strategies annually. Additionally, the Risk Committee of our board of directors reviews our cyber security risk profile on a quarterly basis. The Technology Committee and Risk Committee of our board of directors each provide a report of their activities to the full board of directors at each board meeting.
ITEM 2. PROPERTIES
Our headquarters is located in downtown San Antonio, Texas. This facility, which we lease, houses our executive and primary administrative offices, as well as the principal banking headquarters of Frost Bank. We also own or lease other facilities within our primary market areas in the regions of Austin, Dallas, Fort Worth, Gulf Coast, Houston, Permian Basin, and San Antonio. We consider our properties to be suitable and adequate for our present needs.
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
ITEM 4. MINE SAFETY DISCLOSURES
None

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our common stock is traded on the NYSE under the symbol “CFR”. As of December 31, 2024, there were 64,197,432 shares of our common stock outstanding held by 1,036 holders of record. The closing price per share of common stock on December 31, 2024, the last trading day of our fiscal year, was $134.25.
Stock-Based Compensation Plans
Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2024, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 10 - Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards		Weighted-Average Exercise Price of Outstanding Awards		Number of Shares Available for Future Grants
Plans approved by shareholders	975,274	(1)	$65.11	(2)	2,361,570
Plans not approved by shareholders	—		—		—
Total	975,274		65.11		2,361,570

(1)Includes 183,976 shares related to stock options, 507,862 shares related to non-vested stock units, 52,779 shares related to director deferred stock units and 230,657 shares related to performance stock units (assuming attainment of the maximum payout rate as set forth by the performance criteria).
(2)Excludes outstanding stock units which are exercised for no consideration.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
From time to time, our board of directors has authorized stock repurchase plans. On January 24, 2024, our board of directors authorized a $150.0 million stock repurchase plan (the “2024 Repurchase Plan”), allowing us to repurchase shares of our common stock over a one-year period expiring on January 24, 2025. The 2024 Repurchase Plan was publicly announced in a current report on Form 8-K filed with the SEC on January 25, 2024. Shares repurchased under stock repurchase plans may be repurchased from time to time through a variety of methods, which may include open market purchases, in privately negotiated transactions, block trades, accelerated share repurchase transactions, and/or through other legally permissible means. The timing and amount of any share repurchases is determined by management at its discretion and based on market conditions and other considerations. Share repurchase plans may be suspended or discontinued at any time at our discretion, and we are not obligated to purchase any amount of common stock. Stock repurchase plans allow us to proactively manage our capital position and provide management the ability to repurchase shares of our common stock opportunistically in instances where management believes the market price undervalues our company. Such plans also provide us with the ability to repurchase shares of common stock that can be used to satisfy obligations related to stock compensation awards in order to mitigate the dilutive effect of such awards. Under the 2024 Repurchase Plan, we repurchased 489,862 shares at a total cost of $50.0 million during 2024. During 2024, we also repurchased 87,775 shares at a total cost of $10.9 million in connection with the vesting of certain share awards. Repurchases made in connection with the vesting of share awards are not associated with any publicly announced stock repurchase plan.
Under a prior publicly announced stock repurchase plan, we repurchased 400,868 shares at a total cost of $39.0 million during 2023. No shares were repurchased under a publicly announced stock repurchase plan during 2022. Shares repurchased in connection with the vesting of certain share awards totaled 35,897 at a total cost of $3.5 million in 2023 and 31,351 at a total cost of $4.4 million in 2022.

On January 29, 2025, our board of directors authorized a $150.0 million stock repurchase plan (the “2025 Repurchase Plan”), allowing us to repurchase shares of our common stock over a one-year period expiring on January 28, 2026. This repurchase plan was publicly announced in a current report on Form 8-K filed with the SEC on January 30, 2025.
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of 2024.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans at the End of the Period(1)
October 1, 2024 to October 31, 2024	68,718	(2)	$127.42	—	$100,045
November 1, 2024 to November 30, 2024	696	(2)	136.93	—	100,045
December 1, 2024 to December 31, 2024	47	(2)	137.99	—	100,045
Total	69,461			—
(1)On January 25, 2024, Cullen/Frost announced that our board of directors authorized a $150.0 million stock repurchase plan, allowing us to repurchase shares of our common stock over a one-year period expiring on January 24, 2025.
(2)Repurchases made in connection with the vesting of certain stock compensation awards.
Insider Trading Policies and Procedures.
Our board of directors has adopted the Cullen/Frost Bankers, Inc. Insider Trading Policy which governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, or by Cullen/Frost itself. This policy has been reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards.

Performance Graph
The performance graph below compares the cumulative total shareholder return on Cullen/Frost Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the Standard and Poor’s 500 Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2019 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

Cumulative Total Returns on $100 Investment Made on December 31, 2019

Cullen/Frost
S&P 500
S&P 500 Banks
220
200
180
160
140
120
100
80
2019
2020
2021
2022
2023
2024

	2019	2020	2021	2022	2023	2024
Cullen/Frost	$100.00	$92.48	$137.05	$148.86	$124.95	$159.77
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P 500 Banks	100.00	86.25	116.82	94.38	104.72	144.74
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

Overview
The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2024 and 2023 and results of operations for each of the years then ended. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on February 6, 2024 (the “2023 Form 10-K”) for a discussion and analysis of the more significant factors that affected periods prior to 2023.
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
Results of Operations
Net income available to common shareholders totaled $575.9 million, or $8.87 diluted per common share, in 2024 compared to $591.3 million, or $9.10 diluted per common share, in 2023 and $572.5 million, or $8.81 diluted per common share, in 2022.
Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2024	2023	2022
Taxable-equivalent net interest income	$1,687,873	$1,651,695	$1,386,981
Taxable-equivalent adjustment	83,261	93,031	95,698
Net interest income	1,604,612	1,558,664	1,291,283
Credit loss expense	64,985	46,171	3,000
Non-interest income	459,098	428,542	404,818
Non-interest expense	1,302,758	1,228,662	1,024,274
Income before income taxes	695,967	712,373	668,827
Income tax expense	113,425	114,400	89,677
Net income	582,542	597,973	579,150
Preferred stock dividends	6,675	6,675	6,675
Net income available to common shareholders	$575,867	$591,298	$572,475
Earnings per common share - basic	$8.88	$9.11	$8.84
Earnings per common share - diluted	8.87	9.10	8.81
Dividends per common share	3.74	3.58	3.24
Return on average assets	1.16%	1.19%	1.11%
Return on average common equity	15.81	18.66	16.86
Average shareholders' equity to average assets	7.62	6.68	6.87
Net income available to common shareholders decreased $15.4 million for 2024 compared to 2023.
The decrease was primarily the result of a $74.1 million increase in non-interest expense and a $18.8 million increase in credit loss expense partly offset by a $45.9 million increase in net interest income, a $30.6 million increase in non-interest income, and a $975 thousand decrease in income tax expense.
Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 77.8% of total revenue during 2024. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. As of December 31, 2024, approximately 40.6% of our loans had a fixed interest rate, while the remaining loans had floating interest rates that were primarily tied to a benchmark developed by the American Financial Exchange, the Secured Overnight Financing Rate (“SOFR”) (approximately 33.5%); the prime interest rate (approximately 21.0%); or the American Interbank Offered Rate (“AMERIBOR”) (approximately 4.8%). Certain other loans are tied to other indices; however, such loans do not make up a significant portion of our loan portfolio as of December 31, 2024.
Select average market rates for the periods indicated are presented in the table below.

	2024	2023	2022
Federal funds target rate upper bound	5.31%	5.20%	1.87%
Effective federal funds rate	5.14	5.03	1.69
Interest on reserve balances	5.21	5.10	1.76
Prime	8.31	8.20	4.86
AMERIBOR Term-30(1)	5.18	5.08	1.79
AMERIBOR Term-90(1)	5.20	5.34	2.33
1-Month Term SOFR(2)	5.11	5.07	1.86
3-Month Term SOFR(2)	5.05	5.17	2.18
1-Month LIBOR(3)	N/A	4.85	1.91
3-Month LIBOR(3)	N/A	5.15	2.39
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
As of December 31, 2024, the target range for the federal funds rate was 4.25% to 4.50%. In December 2024, the Federal Reserve released projections whereby the midpoint of the projected appropriate target range for the federal funds rate would fall to 3.9% by the end of 2025 and subsequently decrease to 3.4% by the end of 2026. While there can be no such assurance that any such decreases in the federal funds rate will occur, these projections imply up to a 50 basis point decrease in the federal funds rate during 2025, followed by a 50 basis point decrease in 2026.
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

	2024			2023			2022
	Average Balance	Interest Income/ Expense	Yield /Cost	Average Balance	Interest Income/ Expense	Yield /Cost	Average Balance	Interest Income/ Expense	Yield /Cost
Assets:
Interest-bearing deposits	$7,541,877	$397,414	5.27%	$7,333,847	$376,010	5.13%	$12,783,536	$216,367	1.69%
Federal funds sold	4,719	270	5.72	25,391	1,288	5.07	37,171	948	2.55
Resell agreements	55,196	3,110	5.63	86,217	4,621	5.36	17,079	592	3.47
Securities:
Taxable	12,237,215	396,224	2.92	13,445,523	406,289	2.72	10,719,066	249,797	2.16
Tax-exempt	6,635,080	292,662	4.31	7,401,586	324,643	4.26	7,997,778	327,559	4.08
Total securities	18,872,295	688,886	3.38	20,847,109	730,932	3.24	18,716,844	577,356	2.95
Loans, net of unearned discount	19,800,778	1,384,218	6.99	17,893,223	1,197,896	6.69	16,738,780	776,156	4.64
Total earning assets and average rate earned	46,274,865	2,473,898	5.18	46,185,787	2,310,747	4.82	48,293,410	1,571,419	3.20
Cash and due from banks	574,833			621,228			646,510
Allowance for credit losses	(256,184)			(234,949)			(242,059)
Premises and equipment, net	1,221,671			1,151,501			1,061,937
Accrued interest receivable and other assets	1,878,740			1,879,947			1,753,340
Total assets	$49,693,925			$49,603,514			$51,513,138

Liabilities:
Non-interest-bearing demand deposits	$13,841,361			$15,339,766			$18,202,669
Interest-bearing deposits:
Savings and interest checking	9,698,538	36,017	0.37	10,671,896	41,283	0.39	12,160,482	12,055	0.10
Money market deposit accounts	11,218,814	305,665	2.72	11,545,437	309,859	2.68	12,727,533	114,797	0.90
Time accounts	6,206,345	287,425	4.63	3,880,756	157,113	4.05	1,480,088	13,624	0.92
Total interest-bearing deposits	27,123,697	629,107	2.32	26,098,089	508,255	1.95	26,368,103	140,476	0.53
Total deposits	40,965,058		1.54	41,437,855		1.23	44,570,772		0.32
Federal funds purchased	29,246	1,556	5.32	30,560	1,524	4.99	35,461	690	1.95
Repurchase agreements	3,834,434	141,833	3.70	3,804,707	135,969	3.57	2,335,326	34,443	1.47
Junior subordinated deferrable interest debentures	123,157	8,872	7.20	123,100	8,647	7.02	123,042	4,172	3.39
Subordinated notes	99,574	4,657	4.69	99,418	4,657	4.69	99,262	4,657	4.69
Total interest-bearing liabilities and average rate paid	31,210,108	786,025	2.52	30,155,874	659,052	2.19	28,961,194	184,438	0.64
Accrued interest payable and other liabilities	855,094			794,438			807,820
Total liabilities	45,906,563			46,290,078			47,971,683
Shareholders’ equity	3,787,362			3,313,436			3,541,455
Total liabilities and shareholders’ equity	$49,693,925			$49,603,514			$51,513,138
Net interest income		$1,687,873			$1,651,695			$1,386,981
Net interest spread			2.66%			2.63%			2.56%
Net interest income to total average earning assets			3.53%			3.45%			2.82%

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

	2024 vs. 2023				2023 vs. 2022
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
	Rate	Volume	Days	Total	Rate	Volume	Total
Interest-bearing deposits	$9,963	$10,355	$1,086	$21,404	$284,300	$(124,657)	$159,643
Federal funds sold	147	(1,166)	1	(1,018)	712	(372)	340
Resell agreements	222	(1,741)	8	(1,511)	478	3,551	4,029
Securities:
Taxable	28,458	(38,776)	253	(10,065)	73,512	82,980	156,492
Tax-exempt	3,754	(35,735)	—	(31,981)	13,975	(16,891)	(2,916)
Loans, net of unearned discounts	54,048	128,492	3,782	186,322	364,794	56,946	421,740
Total earning assets	96,592	61,429	5,130	163,151	737,771	1,557	739,328
Savings and interest checking	(1,930)	(3,434)	98	(5,266)	30,901	(1,673)	29,228
Money market deposit accounts	4,311	(9,340)	835	(4,194)	206,636	(11,574)	195,062
Time accounts	24,984	104,543	785	130,312	97,166	46,323	143,489
Federal funds purchased	97	(69)	4	32	942	(108)	834
Repurchase agreements	4,509	967	388	5,864	70,483	31,043	101,526
Junior subordinated deferrable interest debentures	221	4	—	225	4,473	2	4,475
Subordinated notes	—	—	—	—	—	—	—
Total interest-bearing liabilities	32,192	92,671	2,110	126,973	410,601	64,013	474,614
Net change	$64,400	$(31,242)	$3,020	$36,178	$327,170	$(62,456)	$264,714
Taxable-equivalent net interest income for 2024 increased $36.2 million, or 2.2%, compared to 2023. Taxable-equivalent net interest income in 2024 included 366 days compared to 365 days in 2023 as a result of the leap year. The additional day added approximately $3.0 million to taxable-equivalent net interest income during 2024. Excluding the impact of the additional day results in an effective increase in taxable-equivalent net interest income of $33.2 million during 2024.
The increase in taxable-equivalent net interest income during 2024 was primarily related to increases in the average volume of and yield on loans and increases in the average yields on taxable securities, interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve), and to a lesser extent, tax-exempt securities, combined with an increase in the average volume of interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve), among other things. The impact of these items was partly offset by increases in the average volume of and cost on time deposit accounts, decreases in the average volumes of taxable and tax-exempt securities, and increases in the average costs of repurchase agreements and money market deposit accounts, among other things. As a result of the aforementioned fluctuations, the taxable-equivalent net interest margin increased 8 basis points from 3.45% during 2023 to 3.53% during 2024.
The average volume of interest-earning assets for 2024 increased $89.1 million, or 0.2%, compared to 2023. The increase in the average volume of interest-earning assets during 2024 was primarily related to a $1.9 billion increase in average loans and a $208.0 million increase in average interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve) partly offset by a $1.2 billion decrease in average taxable securities, a $766.5 million decrease in average tax-exempt securities, a $31.0 million decrease in average resell agreements and a $20.7 million decrease in average federal funds sold.
The average yield on interest-earning assets increased 36 basis points from 4.82% during 2023 to 5.18% during 2024 while the average rate paid on interest-bearing liabilities increased 33 basis points from 2.19% in 2023 to 2.52% in 2024. The average taxable-equivalent yields on interest-earning assets during the comparable periods was impacted by changes in market interest rates (as noted in the table above) and changes in the volume and relative mix of interest-earning assets.

The average taxable-equivalent yield on loans increased 30 basis points from 6.69% during 2023 to 6.99% during 2024. The average taxable-equivalent yield on loans during 2024 was partly impacted by changes in market interest rates (as noted in the table above). The average volume of loans increased $1.9 billion, or 10.7%, in 2024 compared to 2023. Loans made up approximately 42.8% of average interest-earning assets during 2024 compared to 38.7% during 2023.
The average taxable-equivalent yield on securities was 3.38% during 2024, increasing 14 basis points compared to 3.24% during 2023. The average yield on taxable securities was 2.92% during 2024 compared to 2.72% during 2023, increasing 20 basis points, while the average yield on tax exempt securities was 4.31% during 2024 compared to 4.26% during 2023, increasing 5 basis points. Tax exempt securities made up approximately 35.2% of total average securities during 2024, compared to 35.5% during 2023. The average volume of total securities decreased $2.0 billion, or 9.5%, during 2024 compared to 2023. Securities made up approximately 40.8% of average interest-earning assets in 2024 compared to 45.1% in 2023. The decrease during 2024 was primarily related to the use of funds provided by maturities, calls and principal repayments of these securities to support the origination of loans.
Average interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve), during 2024 increased $208.0 million, or 2.8%, compared to 2023. Interest-bearing deposits made up approximately 16.3% of average interest-earning assets during 2024 compared to approximately 15.9% in 2023. The increase during 2024 was partly related to funds provided by maturities, calls and principal repayments of securities. The average yield on interest-bearing deposits was 5.27% during 2024 and 5.13% during 2023. The average yield on interest-bearing deposits during 2024 was impacted by a higher average interest rate paid on reserves held at the Federal Reserve, compared to 2023.
Average resell agreements during 2024 decreased $31.0 million, or 36.0%, compared to 2023, while federal funds sold during 2024 decreased $20.7 million, or 81.4%, compared to 2023. Federal funds sold and resell agreements were not a significant component of interest-earning assets during the comparable periods. The average yields on federal funds sold and resell agreements were 5.72% and 5.63%, respectively, during 2024 compared to 5.07% and 5.36%, respectively, during 2023. The average yields on federal funds sold and resell agreements were positively impacted by higher average market interest rates during 2024 compared to 2023.
The average rate paid on interest-bearing liabilities was 2.52% during 2024, increasing 33 basis points from 2.19% during 2023. Average deposits decreased $472.8 million, or 1.1%, in 2024 compared to 2023. Average interest-bearing deposits increased $1.0 billion in 2024 compared to 2023, while average non-interest-bearing deposits decreased $1.5 billion in 2024 compared to 2023. The ratio of average interest-bearing deposits to total average deposits was 66.2% in 2024 compared to 63.0% in 2023. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average rates paid on interest-bearing deposits and total deposits were 2.32% and 1.54%, respectively, in 2024 compared to 1.95% and 1.23%, respectively, in 2023. The average cost of deposits during 2024 was impacted by an increase in the interest rates we pay on our interest-bearing deposit products as a result of an increase in market interest rates.
Our taxable-equivalent net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.66% in 2024 compared to 2.63% in 2023. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report.
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
The components of credit loss expense were as follows.

	2024	2023	2022
Credit loss expense (benefit) related to:
Loans	$64,832	$52,861	$(5,279)
Off-balance-sheet credit exposures	153	(6,842)	8,279
Securities held to maturity	—	152	—
Total	$64,985	$46,171	$3,000
See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet credit exposures.
Non-Interest Income
Total non-interest income for 2024 increased $30.6 million, or 7.1%, compared to 2023. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fee income for 2024 increased $12.0 million, or 7.8%, compared to 2023. Investment management fees are the most significant component of trust and investment management fees, making up approximately 81.3% and 79.3% of total trust and investment management fees in 2024 and 2023, respectively. The increase in trust and investment management fees during 2024 was primarily related to increases in investment management fees (up $12.8 million) and oil and gas fees (up $1.5 million), partly offset by decreases in estate fees (down $2.3 million) and real estate fees (down $637 thousand). Investment management fees are generally based on the market value of assets within an account and are thus impacted by price changes within the equity and bond markets. The increase in investment management fees during 2024 were primarily related to increases in the average value of assets maintained in accounts. The increases in the average value of assets were partly related to higher equity valuations during 2024 relative to 2023. The increase in oil and gas fees was primarily related to increased royalties received, in part due to new accounts added in 2023, and, to a lesser extent, an increase in new lease bonuses. The decreases in estate fees and real estate fees were primarily related to decreased transaction volumes relative to 2023.
At December 31, 2024, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (42.2% of trust assets), fixed income securities (32.5% of trust assets), alternative investments (9.5% of assets) and cash equivalents (9.0% of trust assets). The estimated fair value of trust assets was $51.4 billion (including managed assets of $26.2 billion and custody assets of $25.2 billion) at December 31, 2024 compared to $47.2 billion (including managed assets of $23.8 billion and custody assets of $23.5 billion) at December 31, 2023.
Service Charges on Deposit Accounts. Service charges on deposit accounts for 2024 increased $12.7 million, or 13.6%, compared to 2023. The increase was primarily related to increases in commercial service charges (up $5.5 million) and overdraft charges on consumer and commercial accounts (up $5.5 million and $2.0 million, respectively). The increase in commercial service charges during 2024 was partly related to an increase in billable services related to analyzed treasury management accounts partly offset by the effect of a higher average earnings credit rate applied to deposits maintained by treasury management customers which resulted in customers paying for less of their services through fees rather than with earnings credits applied to their deposit balances. The increase in commercial service charges was also partly related, to a lesser extent, to an increase in service fees on non-analyzed accounts. Overdraft charges totaled $51.9 million ($39.1 million consumer and $12.8 million commercial) during 2024 compared to $44.4 million ($33.6 million consumer and $10.8 million commercial) during 2023. The increase in overdraft charges during 2024 was impacted by an increase in the volume of fee assessed overdrafts relative to 2023, in part due to growth in the number of accounts.

In December 2024, the CFPB issued a final rule that modifies or eliminates several long-standing exclusions from requirements generally applicable to consumer credit that previously exempted certain overdraft practices from such requirements and requires banks to restructure many overdraft fees, overdraft lines of credit, and other overdraft practices as separate consumer credit accounts that have become subject to those requirements. This rule applies to banks with over $10 billion in total assets, including Frost Bank, starting in October 2025. Compliance with the new requirements could result in Frost Bank, among other things, facing higher compliance costs in charging overdraft fees, experiencing a decreased ability to recover amounts extended as overdraft protection, reducing the availability of overdraft protection, and/or charging lower overdraft fees. Refer to Part I, Item 1. Business in the section captioned “Supervision and Regulation” elsewhere in this annual report on Form 10-K for additional information.
Insurance Commissions and Fees. Insurance commissions and fees for 2024 increased $3.0 million, or 5.1%, compared to 2023. The increase was primarily the result of increases in commercial lines property and casualty commissions (up $3.5 million) and contingent commissions (up $332 thousand), partly offset by a decrease in life insurance commissions (down $1.0 million). The increase in commercial lines property and casualty commissions was primarily related to an increase in the underlying exposure base, an increase in rates, and an increase in business volumes. The decrease in life insurance commissions was primarily due to a decrease in business volumes mostly due to a significant transaction in 2023.
Contingent income totaled $5.0 million in 2024 and $4.6 million in 2023. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $3.4 million in 2024 and $3.3 million in 2023. While total performance related contingent income remained relatively flat during the comparable years, performance related contingent income related to commercial lines insurance policies decreased during 2024 due to a deterioration of the loss performance of commercial lines insurance policies previously placed and lower growth within the commercial lines portfolio, partly due to a tightening of underwriting standards. This decrease was offset by an increase in performance related contingent income related to our personal lines portfolio due to improved loss performance. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $1.6 million in 2024 and $1.3 million in 2023.
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
Net revenues from interchange and card transaction fees for 2024 increased $1.6 million, or 8.2%, compared to 2023 primarily due to an increase in transaction volumes partly offset by an increase in network costs. A comparison of gross and net interchange and card transaction fees for the reported periods is presented in the table below.

	2024	2023	2022
Income from debit card transactions	$40,303	$36,622	$32,457
ATM service fees	3,492	3,516	3,313
Gross interchange and debit card transaction fees	43,795	40,138	35,770
Network costs	22,777	20,719	17,539
Net interchange and debit card transaction fees	$21,018	$19,419	$18,231
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
Other Charges, Commissions and Fees. Other charges, commissions and fees for 2024 increased $4.3 million, or 8.8%, compared to 2023. The increase was primarily related to increases in income from the placement of annuities (up $1.7 million) and money market accounts (up $1.4 million); letter of credit fees (up $933 thousand); and merchant services rebates/bonuses (up $888 thousand); among other things, partly offset by decreases in capital markets advisory fees (down $985 thousand) and other service charges (down $908 thousand), among other things.
Net Gain/Loss on Securities Transactions. During 2024, we sold certain available-for-sale securities with amortized costs totaling $123.3 million and realized a net loss of $96 thousand.
During 2023, we sold certain available-for-sale securities with amortized costs totaling $1.9 billion and realized a net gain of $66 thousand. Market conditions provided us an opportunity to sell certain lower-yielding securities. The proceeds from these sales enhanced our liquidity position and provided us the flexibility to be more opportunistic with the reinvestment of these funds in the future.
Other Non-Interest Income. Other non-interest income for 2024 decreased $2.9 million, or 5.2%, compared to 2023. The decrease was primarily related to decreases in sundry and other miscellaneous income (down $6.9 million) and income from customer derivative and foreign exchange transactions (down $2.0 million), among other things, partly offset by increases in public finance underwriting fees (up $4.9 million), income from customer securities trading activities (up $957 thousand), and earnings on the cash surrender value of life insurance (up $802 thousand), among other things. Sundry and other miscellaneous income during 2024 included $4.6 million in card related incentives and $1.9 million related to the recovery of prior write-offs, among other things, while sundry and other miscellaneous income during 2023 included $5.6 million related to the recovery of prior write-offs, $4.4 million in card related incentives, and $1.5 million related to distributions received from a Small Business Investment Company (“SBIC”) fund investment, among other things. The fluctuations in public finance underwriting fees and income from customer derivative, foreign exchange and securities trading transactions were primarily related to variations in transaction volumes. The increase in earnings on the cash surrender value of life insurance was related to an increase in market interest rates.
Non-Interest Expense
Total non-interest expense for 2024 increased $74.1 million, or 6.0%, compared to 2023. This amount included $9.0 million and $51.5 million, during 2024 and 2023, respectively, related to a special FDIC deposit insurance assessment discussed below. Excluding the impact of the special assessment, total non-interest expense would have increased $116.7 million, or 9.9%. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages increased $73.7 million, or 13.5%, in 2024 compared to 2023. The increase in salaries and wages was primarily related to an increase in salaries due to annual merit and market increases and an increase in the number of employees. The increase in the number of employees was partly related to our investment in organic expansion in various markets. Salaries and wages was also impacted, to a lesser extent, by increases in incentive compensation and commissions and a decrease in stock-based compensation. We are continuing to experience a competitive labor market which has resulted in and could continue to result in an increase in our staffing costs.
Employee Benefits. Employee benefits expense for 2024 increased $7.1 million, or 6.2%, compared to 2023. The increase was primarily related to increases in medical/dental benefits expense (up $5.5 million) and payroll taxes (up $5.1 million), among other things, partly offset by a decrease in 401(k)/profit sharing plan expense (down $3.2 million), primarily related to discretionary profit sharing contributions, and an increase in the net periodic benefit related to our defined benefit retirement plan (up $828 thousand), among other things.
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
Net Occupancy. Net occupancy expense for 2024 increased $4.4 million, or 3.5%, compared to 2023. The increase was primarily related to increases in depreciation on buildings and leasehold improvements (together up $3.6 million) and repairs/maintenance/service contracts expense (up $2.7 million), among other things, partly offset by decreases in utilities expense (down $876 thousand) and property taxes (down $622 thousand), among other things. The increases in the aforementioned components of net occupancy expense were impacted, in part, by our expansion efforts.
Technology, Furniture and Equipment. Technology, furniture and equipment expense for 2024 increased $13.2 million, or 9.8%, compared to 2023. The increase was primarily related to increases in cloud services expense (up $9.2 million), service contracts expense (up $3.4 million), software amortization (up $1.2 million), and software maintenance expense (up $1.2 million), among other things. The increase from these items was partly offset by a decrease in depreciation on furniture and equipment (down $2.3 million), among other things.
Deposit Insurance. Deposit insurance expense totaled $37.3 million in 2024 compared to $76.6 million in 2023. Deposit insurance expense include accruals totaling $9.0 million ($7.1 million after tax) in 2024 and $51.5 million ($40.7 million after tax) in 2023 related to a special deposit insurance assessment discussed below. Excluding these amounts related to the special assessment, deposit insurance expense would have increased $3.2 million in 2024 compared to 2023 primarily due to an increase in the assessment rate.
In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of bank failures earlier that year and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and was assessed at a quarterly rate of 3.36 basis points, over eight quarterly assessment periods, beginning in the first quarter of 2024. As a result of this final rule, we accrued $51.5 million ($40.7 million after tax) related to this assessment in the fourth quarter of 2023. This amount was based on our estimate of the full amount of the assessment at that time. In February 2024, the FDIC notified insured depository institutions that their loss estimate related to the aforementioned bank failures had increased. As a result, we accrued an additional $7.7 million ($6.1 million after tax), related to an expected update of the special assessment during the first quarter of 2024. Upon receipt of the update during the second quarter of 2024, we accrued an additional $1.2 million ($984 thousand after tax) related to the special assessment. In June 2024, due to the increased estimate of losses, the FDIC announced that it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate. This updated assessment was made under the FDIC's final rule whereby the estimated loss pursuant to the systemic risk determination can be periodically adjusted. The FDIC has also retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.
Other Non-Interest Expense. Other non-interest expense for 2024 increased $15.0 million, or 6.6%, compared to 2023. The increase included increases in advertising/promotions expense (up $2.8 million); professional services expense (up $2.5 million), which was primarily related to information technology services; travel, meals and entertainment (up $2.0 million); research and platform fees (up $1.5 million); stationery/printing expense (up $1.3 million); postage expense (up $1.1 million); and business development expense (up $991 thousand), among other things. The increase from these items was partly offset by a decrease in donations expense (down $2.6 million) and a decrease in sundry and other miscellaneous expense (down $1.3 thousand), in part due to certain operational losses and write-offs recognized in 2023, among other things.

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
Banking
Net income for 2024 decreased $17.5 million, or 3.0%, compared to 2023. The decrease was primarily the result of a $61.0 million increase in non-interest expense and an $18.8 million increase in credit loss expense partly offset by a $48.2 million increase in net interest income and a $13.5 million increase in non-interest income.
Net interest income for 2024 increased $48.2 million, or 3.1%, compared to 2023. The increase was primarily related to increases in the average volume of and yield on loans and increases in the average yields on taxable securities, interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve), and to a lesser extent, tax-exempt securities, combined with an increase in the average volume of interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve), among other things. The impact of these items was partly offset by increases in the average volume of and cost on time deposit accounts, decreases in the average volumes of taxable and tax-exempt securities, and increases in the average costs of repurchase agreements and money market deposit accounts, among other things. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Credit loss expense for 2024 totaled $65.0 million compared to $46.2 million in 2023. See the sections captioned “Credit Loss Expense” and “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet commitments.
Non-interest income for 2024 increased $13.5 million, or 5.4%, compared to 2023. The increase was primarily related to increases in service charges on deposit accounts; insurance commissions and fees; and interchange and card transaction fees partly offset by a decrease in other non-interest income.
The increase in service charges on deposit accounts was primarily related to increases in commercial service charges and overdraft charges on consumer and commercial accounts The increase in commercial service charges during 2024 was partly related to an increase in billable services partly offset by the effect of a higher average earnings credit rate applied to deposits maintained by treasury management customers. The increase in commercial service charges was also partly related, to a lesser extent, to an increase in service fees on non-analyzed accounts. The increase in overdraft charges was impacted by an increase in the volume of fee assessed overdrafts in part due to growth in the number of accounts. The increases in insurance commissions and fees were primarily related to increases in commercial lines property and casualty commissions and contingent commissions partly offset by decreases in life insurance commissions. The increase in interchange and card transaction fees was primarily due to an increase in transaction volumes partly offset by an increase in network costs. The decrease in other non-interest income was primarily related to decreases in sundry and other miscellaneous income and income from customer derivative and foreign exchange transactions, among other things, partly offset by increases in public finance underwriting fees and earnings on the cash surrender value of life insurance, among other things. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for 2024 increased $61.0 million, or 5.7%, compared to 2023. The increase was primarily related to increases in salaries and wages; technology, furniture, and equipment expense; other non-interest expense; employee benefit expense; and net occupancy expense, partly offset by a decrease in deposit insurance expense. The increase in salaries and wages was primarily related to an increase in salaries due to annual merit and market increases and an increase in the number of employees. Salaries and wages were also impacted, to a lesser extent, by increases in incentive compensation and commissions and a decrease in stock-based compensation. The increase in technology, furniture, and equipment expense was primarily related to increases in cloud services expense, service contracts expense, software amortization, and software maintenance expense, among other things. The increase in other non-interest expense included increases in advertising/promotions expense; professional services expense, which was primarily related to information technology services; travel, meals and entertainment; stationery/printing expense; postage expense; and business development expense, among other things. The increase from these items was partly offset by a decrease in donations expense and a decrease in sundry and other miscellaneous expense, in part due to certain operational losses and write-offs recognized in 2023, among other things. The increase in employee benefits expense was primarily related to increases in medical/dental benefits expense and payroll taxes, among other things, partly offset by a decrease in 401(k)/profit sharing plan expense and an increase in the net periodic benefit related to our defined benefit retirement plan, among other things. Deposit insurance expense include accruals totaling $9.0 million ($7.1 million after tax) in 2024 and $51.5 million ($40.7 million after tax) in 2023 related to a special deposit insurance assessment. Excluding these amounts related to the special assessment, deposit insurance expense would have increased $3.2 million in 2024 compared to 2023 primarily due to an increase in the assessment rate. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for 2024 increased $3.6 million, or 11.0%, compared to 2023. The increase was primarily due to a $17.3 million increase in non-interest income partly offset by a $12.6 million increase in non-interest expense, and a $968 thousand increase in income tax expense.
Non-interest income for 2024 increased $17.3 million, or 9.7%, compared to 2023. The increase was primarily due to increases in trust and investment management fees; other charges, commissions, and fees; and other non-interest income. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment management fees are the most significant component of trust and investment management fees, making up approximately 81.3% and 79.3% of total trust and investment management fees for 2024 and 2023, respectively. The increase in trust and investment management fees was primarily due increases in investment management fees and oil and gas fees, partly offset by decreases in estate fees and real estate fees. The increase in investment management fees was primarily related to an increase in the average value of assets maintained in accounts. The increase in the average value of assets was partly related to higher average equity valuations during 2024 relative to 2023. The increase in oil and gas fees was primarily related to increased royalties received, in part due to new accounts added in 2023, and, to a lesser extent, an increase in new lease bonuses. The decreases in estate fees and real estate fees were primarily related to decreased transaction volumes relative to 2023. The increase in other charges, commissions, and fees was primarily related to increases in income from the placement of annuities and money market accounts, among other things. The increase in other non-interest income was primarily related to an increase in income from customer securities trading transactions, among other things. See the analysis of trust and investment management fees, other non-interest income and other charges, commissions, and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for 2024 increased $12.6 million, or 8.7%, compared to 2023. The increase was primarily due to increases in salaries and wages; other non-interest expense; and employee benefits expense. The increase in salaries and wages was primarily due to an increase in salaries, due to annual merit and market increases, as well as increases in commissions and incentive compensation, among other things. The increase in other non-interest expense was primarily related to an increase in research and platform fees, among other things, partly offset by a decrease in the corporate overhead expense allocation, among other things. The increase in employee benefits was primarily related to increases in payroll taxes, medical/dental benefits expense, and 401(k) plan expense, among other things.
Non-Banks
The Non-Banks operating segment had a net loss of $15.4 million for 2024 compared to a net loss of $13.9 million in 2023. The increase in net loss was primarily due to an increase in net interest expense due to an increase in the average rates paid on our long-term borrowings.

Income Taxes
We recognized income tax expense of $113.4 million, for an effective tax rate of 16.3%, in 2024 compared to $114.4 million, for an effective tax rate of 16.1%, in 2023. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2024 and 2023 primarily due to the effect of tax-exempt income from securities, loans and life insurance policies and the income tax effects associated with stock-based compensation, among other things, and their relative proportion to total pre-tax net income. The decrease in income tax expense during 2024 was primarily due to a decrease in pre-tax net income and an increase in tax benefits associated with stock compensation, among other things. The increase in the effective tax rate during 2024 was primarily related to a decrease in tax-exempt income from securities and an increase in disallowed deposit insurance premiums, among other things. See Note 12 - Income Taxes in the accompanying notes to consolidated financial statements included elsewhere in this report.
Sources and Uses of Funds
The following table illustrates, during the years presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $49.7 billion in 2024 compared to $49.6 billion in 2023.

	2024	2023	2022
Sources of Funds:
Deposits:
Non-interest-bearing	27.9%	30.9%	35.3%
Interest-bearing	54.6	52.6	51.2
Federal funds purchased	0.1	0.1	0.1
Repurchase agreements	7.7	7.7	4.5
Long-term debt and other borrowings	0.4	0.4	0.4
Other non-interest-bearing liabilities	1.7	1.6	1.6
Equity capital	7.6	6.7	6.9
Total	100.0%	100.0%	100.0%
Uses of Funds:
Loans	39.8%	36.1%	32.5%
Securities	38.0	42.0	36.3
Interest-bearing deposits	15.2	14.8	24.8
Federal funds sold	—	—	0.1
Resell agreements	0.1	0.2	—
Other non-interest-earning assets	6.9	6.9	6.3
Total	100.0%	100.0%	100.0%
Deposits continue to be our primary source of funding. Average deposits decreased $472.8 million, or 1.1%, in 2024 compared to 2023. Non-interest-bearing deposits remain a significant source of funding, which has been a key factor in maintaining our relatively low cost of funds. Average non-interest-bearing deposits totaled 33.8% of total average deposits in 2024 compared to 37.0% in 2023.
We primarily invest funds in loans, securities and interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve). Average loans increased $1.9 billion, or 10.7%, in 2024 compared to 2023 while average securities decreased $2.0 billion, or 9.5%, in 2024 compared to 2023. Average interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve) increased $208.0 million, or 2.8%, in 2024 compared to 2023.

Loans
Overview. Details of our loan portfolio are presented in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report. Year-end total loans increased $1.9 billion, or 10.3%, during 2024 compared to 2023. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans and real estate loans. Commercial and industrial loans made up 29.5% and 31.7% of total loans at December 31, 2024 and 2023 while energy loans made up 5.4% and 5.0% of total loans at December 31, 2024 and 2023 and real estate loans made up 63.0% and 60.8% of total loans at December 31, 2024 and 2023. Energy loans include commercial and industrial loans, leases and real estate loans to borrowers in the energy industry. Real estate loans include both commercial and consumer balances.
Loan Origination/Risk Management. We have certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. We continue to explore the credit and reputational risks associated with climate change and their potential impact on the foregoing, while closely monitoring regulatory developments on climate risk.
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, we avoid financing single-purpose projects unless other underwriting factors are present to help mitigate risk. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting market areas we serve. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2024, approximately half of the outstanding principal balance of our commercial real estate loans (excluding construction) were secured by owner-occupied properties.
With respect to loans to developers and builders that are secured by non-owner occupied properties that we may originate from time to time, we generally require the borrower to have had an existing relationship with us and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from us until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, construction completion risk, governmental regulation of real property, general economic conditions and the availability of long-term financing.
We originate consumer loans utilizing an underwriting process that assesses, among other things, an applicant's (i) stability of residence and employment, (ii) credit and bill paying history, (iii) financial capacity, (iv) sources of repayment, and (v) debt-to-income ratio, which incorporates information obtained from third-party credit bureaus. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, loan-to-value limitations, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

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
Commercial and Industrial. Commercial and industrial loans increased $142.4 million, or 2.4%, during 2024 compared to 2023. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and purchased shared national credits.
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services (iv) providing equipment to support oil and gas drilling (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans increased $192.2 million, or 20.5%, during 2024 compared to 2023. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and purchased shared national credits.
Industry Concentrations. As of December 31, 2024 and 2023, there were no concentrations of loans related to any single industry, as segregated by Standard Industrial Classification code (“SIC code”), in excess of 10% of total loans. The SIC code system is a federally designed standard industrial numbering system used by us to categorize loans by the borrower’s type of business. The following table summarizes the industry concentrations of our loan portfolio, as segregated by SIC code, stated as a percentage of year-end total loans as of December 31, 2024 and 2023.

	2024	2023
Industry Concentrations
Automobile dealers	6.0%	5.9%
Energy	5.4	5.0
Investor	4.2	5.0
Public finance	3.9	4.3
Medical services	3.5	4.0
Building materials and contractors	3.5	3.5
General and specific trade contractors	3.4	3.3
Manufacturing, other	3.1	3.4
Services	3.0	2.9
Wholesale - heavy equipment	2.2	2.1
All other	61.8	60.6
Total loans	100.0%	100.0%

Large Credit Relationships. The market areas served by us include five of the top fifteen most populated cities in the United States. These market areas are also home to a significant number of Fortune 500 companies. As a result, we originate and maintain large credit relationships with numerous commercial customers in the ordinary course of business. We consider large credit relationships to be those with commitments equal to or in excess of $50.0 million, excluding treasury management lines exposure, prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $50.0 million. In addition to our normal policies and procedures related to the origination of large credits, one of our Regional Credit Committees must approve all new credit facilities and renewals of such credit facilities with exposures between $20.0 million and $30.0 million. Our Central Credit Committee must approve all new credit facilities which are part of large credit relationships and renewals of such credit facilities with exposures that exceed $30.0 million. The Regional and Central Credit Committees meet regularly to review large credit relationship activity and discuss the current pipeline, among other things.
The following table provides additional information on our large credit relationships with committed amounts in excess of $50.0 million as of year-end.

	2024			2023
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Amount outstanding	115	$11,401,362	$6,794,592	112	$10,642,151	$5,904,652
Average		99,142	59,083		95,019	52,720
Purchased Shared National Credits (“SNCs”). Purchased SNCs are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $1.0 billion at December 31, 2024 increasing $205.4 million, or 25.7%, from $799.5 million at December 31, 2023. At December 31, 2024, 35.5% of outstanding purchased SNCs were related to the construction industry and 10.9% were related to the real estate management industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolios, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
The following table provides additional information about certain credits within our purchased SNCs portfolio with committed amounts in excess of $50.0 million as of year-end.

	2024			2023
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Amount outstanding	14	$1,137,031	$527,769	14	$971,680	$362,634
Average		81,217	37,698		69,406	25,902
Real Estate Loans. Real estate loans increased $1.6 billion, or 14.2%, during 2024 compared to 2023. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $10.0 billion, or 76.3% of total real estate loans, at December 31, 2024 and $9.0 billion, or 78.5% of total real estate loans, at December 31, 2023. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. Loans secured by owner-occupied properties make up a significant portion of our commercial real estate portfolio. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

The following tables summarize our commercial real estate loan portfolio, including commercial real estate loans reported as a component of our energy loan portfolio segment, as segregated by (i) the type of property securing the credit and (ii) the geographic region in which the property securing the credit is located. Property type concentrations are stated as a percentage of year-end total commercial real estate loans as of December 31, 2024 and 2023:

	2024			2023
	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
Property type:
Office/Warehouse	15.5%	6.2%	21.7%	15.8%	5.1%	20.9%
Office Building	8.8	10.3	19.1	10.1	9.9	20.0
Retail	1.8	10.6	12.4	0.8	11.3	12.1
Multi Family	—	10.4	10.4	—	9.0	9.0
Auto/Truck Dealer	5.9	—	5.9	6.0	—	6.0
Medical Office & Services	2.5	1.5	4.0	2.8	1.4	4.2
Non-Farm/Non-Residential	—	3.4	3.4	—	3.2	3.2
1-4 Family Construction	—	3.1	3.1	—	3.4	3.4
Hotel	—	2.9	2.9	—	3.5	3.5
Religious	2.8	—	2.8	2.8	—	2.8
Raw Land	—	2.0	2.0	—	2.5	2.5
All Other	2.3	10.0	12.3	2.3	10.1	12.4
Total	39.6%	60.4%	100.0%	40.6%	59.4%	100.0%

	2024			2023
	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
Geographic region:
Houston	10.1%	13.3%	23.4%	10.4%	13.3%	23.7%
San Antonio	8.4	9.3	17.7	8.6	8.9	17.5
Austin	4.0	11.1	15.1	4.3	10.3	14.6
Dallas	5.3	5.8	11.1	5.7	5.6	11.3
Fort Worth	4.5	5.4	9.9	4.5	6.3	10.8
Gulf Coast	2.2	2.5	4.7	2.2	2.6	4.8
Permian Basin	0.4	1.3	1.7	0.5	1.5	2.0
Out of market - Texas	2.2	2.2	4.4	1.6	1.7	3.3
Out of market - outside of Texas	2.5	9.5	12.0	2.8	9.2	12.0
Total	39.6%	60.4%	100.0%	40.6%	59.4%	100.0%
Consumer Loans. The consumer loan portfolio at December 31, 2024 increased $610.2 million, or 20.8%, from December 31, 2023. As the following table illustrates, the consumer loan portfolio has two distinct segments, including consumer real estate and consumer and other.

	2024	2023
Consumer real estate:
Home equity lines of credit	$911,239	$792,876
Home equity loans	914,738	694,966
Home improvement loans	852,536	765,887
1-4 family mortgage loans	259,456	38,923
Other	165,420	168,074
Total consumer real estate	3,103,389	2,460,726
Consumer and other loans	444,474	476,962
Total consumer loans	$3,547,863	$2,937,688

Consumer real estate loans at December 31, 2024 increased $642.7 million, or 26.1%, from December 31, 2023. Combined, home equity loans and lines of credit made up 58.8% and 60.5% of the consumer real estate loan total at December 31, 2024 and 2023, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. Prior to 2023, we did not generally originate 1-4 family mortgage loans; however, from time to time, we did invest in such loans to meet the needs of our customers or for other regulatory compliance purposes. We began offering 1-4 family mortgage loans to our employees during the first quarter of 2023 and gradually expanded our production of 1-4 family mortgage loans for customers throughout the year. Our 1-4 family mortgage loan production is intended to be for portfolio investment purposes. The consumer and other loan portfolio at December 31, 2024 decreased $32.5 million, or 6.8%, from December 31, 2023. This portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.
Foreign Loans. We make U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2024 or 2023.
Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of our loan portfolio at December 31, 2024. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial and industrial	$2,280,505	$2,864,236	$832,603	$132,188	$6,109,532
Energy	339,832	746,647	41,841	575	1,128,895
Commercial real estate
Buildings, land and other	818,415	3,795,494	2,892,460	198,078	7,704,447
Construction	662,089	1,211,102	329,387	61,498	2,264,076
Consumer Real Estate	15,911	20,104	900,149	2,167,225	3,103,389
Consumer and Other	238,782	196,788	8,904	—	444,474
Total	$4,355,534	$8,834,371	$5,005,344	$2,559,564	$20,754,813
Loans with fixed interest rates:
Commercial and industrial	$396,311	$1,059,598	$586,880	$115,448	$2,158,237
Energy	12,311	66,091	41,618	575	120,595
Commercial real estate:
Buildings, land and other	292,164	1,660,536	1,796,242	56,746	3,805,688
Construction	2,563	18,201	30,230	5,826	56,820
Consumer Real Estate	12,080	18,335	803,973	1,308,825	2,143,213
Consumer and Other	34,527	53,364	7,295	—	95,186
Total	$749,956	$2,876,125	$3,266,238	$1,487,420	$8,379,739
Loans with floating interest rates:
Commercial and industrial	$1,884,194	$1,804,638	$245,723	$16,740	$3,951,295
Energy	327,521	680,556	223	—	1,008,300
Commercial real estate:
Buildings, land and other	526,251	2,134,958	1,096,218	141,332	3,898,759
Construction	659,526	1,192,901	299,157	55,672	2,207,256
Consumer Real Estate	3,831	1,769	96,176	858,400	960,176
Consumer and Other	204,255	143,424	1,609	—	349,288
Total	$3,605,578	$5,958,246	$1,739,106	$1,072,144	$12,375,074

We generally structure commercial loans with shorter-term maturities in order to match our funding sources and to enable us to effectively manage the loan portfolio by providing the flexibility to respond to liquidity needs, changes in interest rates and changes in underwriting standards and loan structures, among other things. Due to the shorter-term nature of such loans, from time to time in the ordinary course of business and without any contractual obligation on our part, we will renew/extend maturing lines of credit or refinance existing loans at their maturity dates. Some loans may renew multiple times in a given year as a result of general customer practice and need. These renewals, extensions and refinancings are made in the ordinary course of business for customers that meet our normal level of credit standards. Such borrowers typically request renewals to support their on-going working capital needs to finance their operations. Such borrowers are not experiencing financial difficulties and generally could obtain similar financing from another financial institution. In connection with each renewal, extension or refinancing, we may require a principal reduction, adjust the rate of interest and/or modify the structure and other terms to reflect the current market pricing/structuring for such loans or to maintain competitiveness with other financial institutions. In such cases, we do not generally grant concessions, and, except for those reported in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report, any such renewals, extensions or refinancings that occurred during the reported periods were not deemed to be troubled loan modifications pursuant to applicable accounting guidance. Loans exceeding $1.0 million undergo a complete underwriting process at each renewal.
Accruing Past Due Loans. Accruing past due loans are presented in the following table. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

		Accruing Loans 30-89 Days Past Due		Accruing Loans 90 or More Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
December 31, 2024
Commercial and industrial	$6,109,532	$36,540	0.60%	$7,685	0.13%	$44,225	0.73%
Energy	1,128,895	4,263	0.38	—	—	4,263	0.38
Commercial real estate:
Buildings, land and other	7,704,447	36,737	0.48	1,523	0.02	38,260	0.50
Construction	2,264,076	870	0.04	—	—	870	0.04
Consumer real estate	3,103,389	17,015	0.55	5,681	0.18	22,696	0.73
Consumer and other	444,474	6,341	1.43	822	0.18	7,163	1.61
Total	$20,754,813	$101,766	0.49	$15,711	0.08	$117,477	0.57
December 31, 2023
Commercial and industrial	$5,967,182	$25,518	0.43%	$7,457	0.12%	$32,975	0.55%
Energy	936,737	6,387	0.68	1,146	0.12	7,533	0.80
Commercial real estate:
Buildings, land and other	7,301,920	19,564	0.27	92	—	19,656	0.27
Construction	1,680,724	4,878	0.29	3,498	0.21	8,376	0.50
Consumer real estate	2,460,726	12,504	0.51	2,589	0.11	15,093	0.62
Consumer and other	476,962	6,495	1.36	251	0.05	6,746	1.41
Total	$18,824,251	$75,346	0.40	$15,033	0.08	$90,379	0.48
Accruing past due loans at December 31, 2024 increased $27.1 million compared to December 31, 2023. The increase was primarily related to increases in past due commercial real estate - buildings, land, and other loans (up $18.6 million), past due commercial and industrial loans (up $11.3 million) and past due consumer real estate loans (up $7.6 million) partly offset by decreases in past due commercial real estate - construction loans (down $7.5 million) and past due energy loans (down $3.3 million). Accruing past due commercial real estate loans - building, land and other at December 31, 2024 included $6.2 million related to owner occupied properties and $32.1 million related to non-owner occupied properties.

Non-Accrual Loans. Non-accrual loans are presented in the tables below. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	December 31, 2024			December 31, 2023
		Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Commercial and industrial	$6,109,532	$46,004	0.75%	$5,967,182	$19,545	0.33%
Energy	1,128,895	4,079	0.36	936,737	11,500	1.23
Commercial real estate:
Buildings, land and other	7,704,447	21,920	0.28	7,301,920	22,420	0.31
Construction	2,264,076	—	—	1,680,724	—	—
Consumer real estate	3,103,389	6,511	0.21	2,460,726	7,442	0.30
Consumer and other	444,474	352	0.08	476,962	—	—
Total	$20,754,813	$78,866	0.38	$18,824,251	$60,907	0.32
Allowance for credit losses on loans		$270,151			$245,996
Ratio of allowance for credit losses on loans to non-accrual loans		342.54%			403.89%
Non-accrual loans at December 31, 2024 increased $18.0 million from December 31, 2023 primarily due to increases in non-accrual commercial and industrial loans partly offset by a decrease in non-accrual energy loans. Non-accrual commercial real estate loans - building, land and other at December 31, 2024 included $19.8 million related to owner occupied properties and $2.1 million related to non-owner occupied properties.
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
Non-accrual commercial and industrial loans included two credit relationships in excess of $5.0 million totaling $28.7 million at December 31, 2024. One of these credit relationships was reported as non-accrual at December 31, 2023 and totaled $13.8 million at that date. Principal payments received during 2024 reduced the outstanding balance of this credit relationship to $9.0 million at December 31, 2024. Non-accrual energy loans included one credit relationship in excess of $5.0 million totaling $5.9 million at December 31, 2023. This loan was subsequently paid-off during 2024. Non-accrual commercial real estate loans included one credit relationship in excess of $5.0 million totaling $7.5 million (owner occupied) at December 31, 2024. At December 31, 2023, non-accrual commercial real estate loans included one credit relationship in excess of $5.0 million totaling $17.4 million (non-owner occupied). We recognized a charge-off totaling $3.8 million related to this credit during 2024. Another credit relationship had an aggregate balance of $5.1 million at December 31, 2024 of which $4.6 million was included with non-accrual commercial real estate loans and $586 thousand was included with non-accrual commercial and industrial loans. We recognized charged-offs totaling $2.4 million on commercial and industrial loans associated with this credit relationship during 2024.
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

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
December 31, 2024
Commercial and industrial	$87,569	29.5%	$6,109,532	1.43%
Energy	9,992	5.4	1,128,895	0.89
Commercial real estate	143,205	48.0	9,968,523	1.44
Consumer real estate	19,106	15.0	3,103,389	0.62
Consumer and other	10,279	2.1	444,474	2.31
Total	$270,151	100.0%	$20,754,813	1.30
December 31, 2023
Commercial and industrial	$74,006	31.7%	$5,967,182	1.24%
Energy	17,814	5.0	936,737	1.90
Commercial real estate	130,598	47.7	8,982,644	1.45
Consumer real estate	13,538	13.1	2,460,726	0.55
Consumer and other	10,040	2.5	476,962	2.10
Total	$245,996	100.0%	$18,824,251	1.31
The allowance allocated to commercial and industrial loans totaled $87.6 million, or 1.43% of total commercial and industrial loans, at December 31, 2024 increasing $13.6 million, or 18.3%, compared to $74.0 million, or 1.24% of total commercial and industrial loans at December 31, 2023. Specific allocations for commercial and industrial loans that were evaluated for expected credit losses on an individual basis increased $10.8 million from $2.4 million at December 31, 2023 to $13.3 million at December 31, 2024. The increase in specific allocations for commercial and industrial loans was primarily related to new specific allocations for new individually assessed loans. Qualitative factor (“Q-Factor”) and other qualitative adjustments related to commercial and industrial loans increased $2.0 million while modeled expected credit losses increased $710 thousand.
The allowance allocated to energy loans totaled $10.0 million, or 0.89% of total energy loans, at December 31, 2024 decreasing $7.8 million, or 43.9%, compared to $17.8 million, or 1.90% of total energy loans, at December 31, 2023. Q-Factor and other qualitative adjustments related to energy loans decreased $4.0 million, primarily related to the overlay for credit concentrations, while modeled expected credit losses decreased $3.9 million.
The allowance allocated to commercial real estate loans totaled $143.2 million, or 1.44% of total commercial real estate loans, at December 31, 2024 increasing $12.6 million, or 9.7%, compared to $130.6 million, or 1.45% of total commercial real estate loans at December 31, 2023. Q-Factor and other qualitative adjustments related to commercial real estate loans increased $12.5 million, primarily related to increased model overlays, while modeled expected credit losses related to commercial real estate loans increased $2.1 million. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis decreased from $2.7 million at December 31, 2023 to $625 thousand at December 31, 2024 due to the recognition of a charge-off.

Additional information related to the allowance allocated to commercial real estate loans at December 31, 2024 is included in the following table:

	Owner Occupied	Non-owner Occupied	Construction	Total
December 31, 2024
Modeled expected credit losses	$12,579	$4,199	$771	$17,549
Q-Factor and other qualitative adjustments	28,268	49,325	47,438	125,031
Specific allocations	122	—	503	625
Total	$40,969	$53,524	$48,712	$143,205
Total Loans	$3,622,201	$3,543,019	$2,803,303	$9,968,523
Ratio of allowance to loans in each category	1.13%	1.51%	1.74%	1.44%
December 31, 2023
Modeled expected credit losses	$12,135	$1,930	$1,378	$15,443
Q-Factor and other qualitative adjustments	25,024	49,395	38,086	112,505
Specific allocations	—	2,650	—	2,650
Total	$37,159	$53,975	$39,464	$130,598
Total Loans	$3,182,892	$3,563,817	$2,235,935	$8,982,644
Ratio of allowance to loans in each category	1.17%	1.51%	1.76%	1.45%
The allowance allocated to consumer real estate loans totaled $19.1 million, or 0.62% of total consumer real estate loans, at December 31, 2024 increasing $5.6 million, or 41.1%, compared to $13.5 million, or 0.55% of total consumer real estate loans at December 31, 2023 primarily due to a $5.4 million increase in modeled expected credit losses.
The allowance allocated to consumer and other loans totaled $10.3 million, or 2.31% of total consumer and other loans, at December 31, 2024 increasing $239 thousand, or 2.4%, compared to $10.0 million, or 2.10% of total consumer loans at December 31, 2023. Modeled expected credit losses related to consumer and other loans increased $1.1 million while specific allocations for consumer loans that were evaluated for expected credit losses on an individual basis increased $165 thousand. Q-Factor and other qualitative adjustments related to consumer and other loans decreased $1.0 million, which was primarily due to a decrease in the consumer overlay, which is further discussed below.
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
In estimating expected credit losses as of December 31, 2024, we utilized the Moody’s Analytics December 2024 Consensus Scenario (the “December 2024 Consensus Scenario”) to forecast the macroeconomic variables used in our models. The December 2024 Consensus Scenario was based on the review of a variety of surveys of baseline forecasts of the U.S. economy. The December 2024 Consensus Scenario projections included, among other things, (i) U.S. Nominal Gross Domestic Product average annualized quarterly growth rates of 3.50% in 2025 and 4.43% in 2026; (ii) average annualized U.S. unemployment rate of 4.36% during 2025 and 4.19% in 2026; (iii) average annualized Texas unemployment rate of 4.21% during 2025 and 3.99% during 2026; (iv) projected average 10 year Treasury rate of 4.23% during 2025 and 4.12% during 2026; and (v) average oil price of $70.88 per barrel during 2025 and $69.96 per barrel during 2026.
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
The overall loan portfolio as of December 31, 2024 increased $1.9 billion, or 10.3%, compared to December 31, 2023. This increase included a $985.9 million, or 11.0%, increase in commercial real estate loans; a $642.7 million, or 26.1%, increase in consumer real estate loans; a $192.2 million, or 20.5%, increase in energy loans; and a $142.4 million, or 2.4%, increase in commercial and industrial loans; partly offset by a $32.5 million, or 6.8%, decrease in consumer and other loans.
The weighted average risk grade for commercial and industrial loans increased to 6.64 at December 31, 2024 from 6.60 at December 31, 2023. The increase was primarily related to a $59.6 million increase in higher-risk grade classified loans. Classified loans consist of loans having a risk grade of 11, 12 or 13. The impact of the increase in classified loans was partly offset by a decrease in the weighted-average risk grade of pass grade commercial and industrial loans, which decreased to 6.30 at December 31, 2024 from 6.32 at December 31, 2023. The weighted-average risk grade for energy loans decreased to 5.58 at December 31, 2024 from 6.05 at December 31, 2023. Pass-grade energy loans increased $240.1 million while the weighted-average risk grade of such loans decreased from 5.73 at December 31, 2023 to 5.51 at December 31, 2024. The decrease in the weighted-average risk grade on energy loans was also partly the result of a $30.7 million decrease in classified energy loans. The weighted average risk grade for commercial real estate loans increased to 7.35 at December 31, 2024 from 7.24 at December 31, 2023. The increase was primarily related to increases in commercial real estate loans graded as “watch” and “special mention” (together up $374.7 million) and an increase in classified commercial real estate loans (up $69.1 million).
As noted above our credit loss models utilized the economic forecasts in the December 2024 Consensus Scenario for our estimated expected credit losses as of December 31, 2024 and the December 2023 Consensus Scenario for our estimate of expected credit losses as of December 31, 2023. We qualitatively adjusted the model results based on these scenarios for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factor and other qualitative adjustments are discussed below.
Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of December 31, 2024, modeled expected credit losses were adjusted upwards by a weighted-average Q-Factor adjustment of approximately 4.1%, resulting in a $3.8 million total adjustment, compared to approximately 4.4% at December 31, 2023, which resulted in a $3.9 million total adjustment.
We have also provided additional qualitative adjustments, or management overlays, as of December 31, 2024 as management believes there are still significant risks impacting certain categories of our loan portfolio. Q-Factor and other qualitative adjustments as of December 31, 2024 are detailed in the following table.

	Q-Factor Adjustment	Model Overlays	Office Building Overlays	Down-Side Scenario Overlay	Credit Concentration Overlays	Consumer Overlay	Total
Commercial and industrial	$2,067	$—	$—	$13,732	$6,836	$—	$22,635
Energy	159	—	—	—	3,164	—	3,323
Commercial real estate:
Owner occupied	566	26,699	—	—	1,003	—	28,268
Non-owner occupied	252	34,522	13,365	—	1,186	—	49,325
Construction	46	41,232	5,772	—	388	—	47,438
Consumer real estate	620	—	—	—	—	—	620
Consumer and other	95	—	—	—	—	3,000	3,095
Total	$3,805	$102,453	$19,137	$13,732	$12,577	$3,000	$154,704

Model overlays are qualitative adjustments to address the effects of risks not captured within our commercial real estate credit loss models. These adjustments are determined based upon minimum reserve ratios for our commercial real estate loans. In the case of our commercial real estate - owner occupied loan portfolio, we determined a minimum reserve ratio is appropriate to address the effect of the model's over-sensitivity to positive changes in certain economic variables. After analysis and benchmarking against peer bank data, we believe the modeled results may be overly optimistic and not appropriately capturing downside risk. As such, we determined that the appropriate forecasted loss rate for our owner-occupied commercial real estate loan portfolio should be more closely aligned with that of our commercial and industrial loan portfolio. In the case of our commercial real estate - non-owner occupied and commercial real estate - construction loan portfolios, we determined minimum reserve ratios are appropriate as we believe the modeled results are not appropriately capturing the downside risk associated with our borrowers' ability to access the capital markets for the sale or refinancing of investor real estate and assets currently under construction. We believe access to capital may be impaired for a significant amount of time. Accordingly, this would require secondary sources of liquidity and capital to support completed projects that may take considerably longer to stabilize than originally underwritten. Furthermore, most of our non-owner occupied and construction loans are originated with floating interest rates. As a result, these borrowers have been significantly impacted by the most recent cycle of rising interest rates. While there has been a slight decrease in market interest rates in the latter part 2024, market expectations for short-term rates now forecast that future reductions will come at a slower pace than previously thought while longer-term rates are increasing as investors have begun to demand term and risk premiums at the long end of the yield curve.
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
The down-side scenario overlay is a qualitative adjustment for our commercial and industrial loan portfolio to address the significant risk of economic recession as a result of inflation; elevated interest rates; labor shortages; disruption in financial markets and global supply chains; further oil price volatility; and the current or anticipated impact of global wars/military conflicts, terrorism, or other geopolitical events. Factors such as these are outside of our control but nonetheless affect customer income levels and could alter anticipated customer behavior, including borrowing, repayment, investment, and deposit practices. To determine this qualitative adjustment, we use an alternative, more pessimistic economic scenario to forecast the macroeconomic variables used in our models. As of December 31, 2024, we used the Moody’s Analytics S3 Alternative Scenario Downside - 90th Percentile. In modeling expected credit losses using this scenario, we also assume each non-classified loan within our modeled loan pools is downgraded by one risk grade level. The qualitative adjustment is based upon the amount by which the alternative scenario modeling results exceed those of the primary scenario used in estimating credit loss expense, adjusted based upon management's assessment of the probability that this more pessimistic economic scenario will occur.
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

	Credit Loss Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
2024
Commercial and industrial	$24,494	$(10,931)	$6,050,352	(0.18)%
Energy	(8,977)	1,155	1,030,532	0.11
Commercial real estate	16,479	(3,872)	9,511,241	(0.04)
Consumer real estate	9,753	(4,185)	2,748,161	(0.15)
Consumer and other	23,083	(22,844)	460,492	(4.96)
Total	$64,832	$(40,677)	$19,800,778	(0.21)
2023
Commercial and industrial	$(16,709)	$(13,522)	$5,755,584	(0.23)%
Energy	(1,067)	819	1,017,851	0.08
Commercial real estate	40,889	(592)	8,485,889	(0.01)
Consumer real estate	6,736	(1,202)	2,161,729	(0.06)
Consumer and other	23,012	(19,989)	472,170	(4.23)
Total	$52,861	$(34,486)	$17,893,223	(0.19)
2022
Commercial and industrial	$34,479	$(2,333)	$5,656,704	(0.04)%
Energy	(313)	1,158	1,000,957	0.12
Commercial real estate	(54,775)	140	8,004,345	—
Consumer real estate	1,813	(394)	1,584,435	(0.02)
Consumer and other	13,517	(14,337)	492,339	(2.91)
Total	$(5,279)	$(15,766)	$16,738,780	(0.09)
We recorded a net credit loss expense related to loans totaling $64.8 million in 2024 and $52.9 million in 2023 and a net credit loss benefit of $5.3 million in 2022. Net credit loss expense/benefit for each portfolio segment reflects the amount needed to adjust the allowance for credit losses allocated to that segment to the level of expected credit losses determined under our allowance methodology after net charge-offs have been recognized. The net credit loss expense related to loans during 2024 primarily reflects an increase in expected credit losses associated with commercial and industrial loans; commercial real estate loans; and consumer real estate loans. The increases in expected credit losses were primarily related to increases in qualitative adjustments for commercial real estate loans and commercial and industrial loans; specific allocations for commercial and industrial loans; and modeled expected credit losses, primarily related to consumer real estate and, to a lesser extent, commercial real estate. The net credit loss expense related to loans during 2024 also reflects charge-off trends related to consumer and other loans

(primarily overdrafts) and commercial and industrial loans and, to a lesser extent, both commercial and consumer real estate loans. The impact of these items was partly offset by a decrease in expected credit losses associated with energy loans; primarily related to decreases in modeled expected losses and the overlay for credit concentrations; a decrease in specific allocations related to commercial real estate loans; and a decrease in the consumer overlay, primarily associated with the model updates discussed in Note 3 - Loans in the accompanying notes to consolidated financial statements.
The ratio of the allowance for credit losses on loans to total loans was 1.30% at December 31, 2024 compared to 1.31% at December 31, 2023. Management believes the recorded amount of the allowance for credit losses on loans is appropriate based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, our estimate of current expected credit losses could also change, which could affect the level of future credit loss expense related to loans.
Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures totaled $51.9 million at December 31, 2024 and $51.8 million at December 31, 2023. The level of the allowance for credit losses on off-balance-sheet credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio. The allowance for credit losses on off-balance-sheet credit exposures at December 31, 2024 was also impacted by a $4.3 million specific allocation related to certain unfunded letters of credit for a commercial and industrial borrower that was evaluated for expected credit losses on an individual basis. We also recognized specific allocations for funded loans to this borrower totaling $7.2 million at December 31, 2024, which were included in the increase of specific allocations for commercial and industrial loans discussed above. We recognized a net credit loss expense related to off-balance-sheet credit exposures totaling $153 thousand in 2024 compared to net credit loss benefit of $6.8 million during 2023 and a net credit loss expense of $8.3 million during 2022. Further information regarding our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures is presented in Note 7 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies in the accompanying notes to consolidated financial statements included elsewhere in this report. Our methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures was also impacted by the model updates during the first quarter of 2024 described in Note 3 - Loans in the accompanying notes to consolidated financial statements elsewhere in this report. The overall approximate impact of model updates during the first quarter of 2024 was a $1.8 million increase in modeled expected credit losses for off-balance-sheet credit exposures.

Securities
The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2024. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only. Held-to-maturity securities are presented at amortized cost before any allowance for credit losses.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Residential mortgage- backed securities	$—	—%	$510,490	2.28%	$11,244	2.54%	$672,106	4.93%	$1,193,840	3.77%
States and political subdivisions	7,572	4.67	17,702	4.06	51,690	4.10	2,261,781	4.61	2,338,745	4.60
Other	1,500	1.97	—	—	—	—	—	—	1,500	1.97
Total	$9,072	4.22	$528,192	2.34	$62,934	3.82	$2,933,887	4.68	$3,534,085	4.32
Available for sale:
U.S. Treasury	$1,088,890	3.04%	$2,054,258	1.99%	$165,031	1.29%	$134,141	2.15%	$3,442,320	2.27%
Residential mortgage- backed securities	39	1.69	881	5.36	12,588	5.39	6,984,394	3.46	6,997,902	3.46
States and political subdivisions	284,459	3.36	222,960	2.96	765,004	3.11	3,287,801	3.49	4,560,224	3.39
Other	—	—	—	—	—	—	—	—	43,179	—
Total	$1,373,388	3.11	$2,278,099	2.08	$942,623	2.78	$10,406,336	3.45	$15,043,625	3.17
All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2024, all of the securities in our municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 68.8% are either guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers.
The average taxable-equivalent yield on the securities portfolio based on a 21% tax rate was 3.38% in 2024 compared to 3.24% in 2023. Tax-exempt municipal securities totaled 35.2% of average securities in 2024 compared to 35.5% in 2023. The average yield on taxable securities was 2.92% in 2024 compared to 2.72% in 2023, while the average taxable-equivalent yield on tax-exempt securities was 4.31% in 2024 compared to 4.26% in 2023. See the section captioned “Net Interest Income” elsewhere in this discussion.
Deposits
The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

	2024		2023		2022
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand deposits	$13,841,361		$15,339,766		$18,202,669
Interest-bearing deposits:
Savings and interest checking	9,698,538	0.37%	10,671,896	0.39%	12,160,482	0.10%
Money market accounts	11,218,814	2.72	11,545,437	2.68	12,727,533	0.90
Time accounts	6,206,345	4.63	3,880,756	4.05	1,480,088	0.92
Total interest-bearing deposits	27,123,697	2.32	26,098,089	1.95	26,368,103	0.53
Total deposits	$40,965,058	1.54	$41,437,855	1.23	$44,570,772	0.32

Average deposits decreased $472.8 million, or 1.1%, in 2024 compared to 2023. The decrease was primarily related to non-interest-bearing demand deposits which decreased $1.5 billion, or 9.8%. Interest-bearing deposits increased $1.0 billion, or 3.9%, primarily due to an increase in time deposits partly offset by decreases in savings, interest checking and money market accounts. The decrease in non-interest-bearing deposits; savings and interest checking; and money market accounts and the increase in time deposits was primarily driven by increases in market interest rates as customers sought higher yields through time deposits and other alternatives. The ratio of average interest-bearing deposits to total average deposits was 66.2% in 2024 compared to 63.0% in 2023. The average rates paid on interest-bearing deposits and total deposits were 2.32% and 1.54%, respectively, during 2024 compared to 1.95% and 1.23%, respectively, during 2023. The average rate paid on interest-bearing deposits during 2024 was impacted by an increase in the interest rates we pay on most of our interest-bearing deposit products as a result of higher average market interest rates.
Geographic Concentrations. The following table summarizes our average total deposit portfolio, as segregated by the geographic region from which the deposit accounts were originated. Certain accounts, such as correspondent bank deposits and deposits allocated to certain statewide operational units, are recorded at the statewide level.

		Percent		Percent		Percent
	2024	of Total	2023	of Total	2022	of Total
San Antonio	$12,042,002	29.4%	$12,173,068	29.4%	$13,402,978	30.1%
Houston	7,956,461	19.4	7,907,736	19.1	8,317,538	18.7
Fort Worth	6,427,197	15.7	6,816,404	16.4	7,498,616	16.8
Austin	4,923,932	12.0	5,170,579	12.5	5,752,901	12.9
Dallas	3,708,042	9.1	3,505,807	8.5	3,678,111	8.3
Gulf Coast	3,196,107	7.8	3,214,499	7.8	3,350,921	7.5
Permian Basin	2,216,971	5.4	2,139,059	5.2	2,043,713	4.6
Statewide	494,346	1.2	510,703	1.1	525,994	1.1
Total	$40,965,058	100.0%	$41,437,855	100.0%	$44,570,772	100.0%
Foreign Deposits. Mexico has historically been considered a part of the natural trade territory of our banking offices. Accordingly, U.S. dollar-denominated foreign deposits from sources within Mexico have traditionally been a significant source of funding. Average deposits from foreign sources, primarily Mexico, totaled $1.1 billion in both 2024 and 2023, respectively.
Brokered Deposits. From time to time, we have obtained interest-bearing deposits through brokered transactions including participation in the Certificate of Deposit Account Registry Service (“CDARS”). Brokered deposits were not significant during the reported periods.

Capital and Liquidity
Capital. Shareholders’ equity totaled $3.9 billion at December 31, 2024 and $3.7 billion at December 31, 2023. In addition to net income of $582.5 million, other sources of capital during 2024 included $22.6 million in proceeds from stock option exercises and $19.8 million related to stock-based compensation. Uses of capital during 2024 included $249.1 million of dividends paid on preferred and common stock; other comprehensive loss, net of tax, of $132.8 million; and $60.9 million of treasury stock purchases.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized loss of $1.3 billion at December 31, 2024 compared to a net, after-tax, unrealized loss of $1.1 billion at December 31, 2023. The increase in the net, after-tax, unrealized loss was primarily due to a $135.5 million net, after-tax, decrease in the fair value of securities available for sale.
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
We paid quarterly dividends of $0.92, $0.92, $0.95 and $0.95 per common share during the first, second, third and fourth quarters of 2024, respectively, and quarterly dividends of $0.87, $0.87, $0.92 and $0.92 per common share during the first, second, third and fourth quarters of 2023, respectively. This equates to a dividend payout ratio of 42.1% in 2024 and 39.3% in 2023. The amount of dividend, if any, we may pay may be limited as more fully discussed in Note 8 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
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
Purchases of Equity Securities. From time to time, our board of directors has authorized stock repurchase plans. On January 24, 2024, our board of directors authorized a $150.0 million stock repurchase plan (the “2024 Repurchase Plan”), allowing us to repurchase shares of our common stock over a one-year period expiring on January 24, 2025. The 2024 Repurchase Plan was publicly announced in a current report on Form 8-K filed with the SEC on January 25, 2024. Shares repurchased under stock repurchase plans may be repurchased from time to time through a variety of methods, which may include open market purchases, in privately negotiated transactions, block trades, accelerated share repurchase transactions, and/or through other legally permissible means. The timing and amount of any share repurchases is determined by management at its discretion and based on market conditions and other considerations. Share repurchase plans may be suspended or discontinued at any time at our discretion and we are not obligated to purchase any amount of common stock. Stock repurchase plans allow us to proactively manage our capital position and provide management the ability to repurchase shares of our common stock opportunistically in instances where management believes the market price undervalues our company. Such plans also provide us with the ability to repurchase shares of common stock that can be used to satisfy obligations related to stock compensation awards in order to mitigate the dilutive effect of such awards. Under the 2024 Repurchase Plan, we repurchased 489,862 shares at a total cost of $50.0 million during 2024. During 2024, we also repurchased 87,775 shares at a total cost of $10.9 million in connection with the vesting of certain share awards. Repurchases made in connection with the vesting of share awards are not associated with any publicly announced stock repurchase plan.

Under a prior publicly announced stock repurchase plan, we repurchased 400,868 shares at a total cost of $39.0 million during 2023. No shares were repurchased under a publicly announced stock repurchase plan during 2022. Shares repurchased in connection with the vesting of certain share awards totaled 35,897 at a total cost of $3.5 million in 2023 and 31,351 at a total cost of $4.4 million in 2022.
On January 29, 2025, our board of directors authorized a $150.0 million stock repurchase plan (the “2025 Repurchase Plan”), allowing us to repurchase shares of our common stock over a one-year period expiring on January 28, 2026. This repurchase plan was publicly announced in a current report on Form 8-K filed with the SEC on January 30, 2025.
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
Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. Our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings as well as maturities of securities and loan amortization. As of December 31, 2024, we had approximately $9.5 billion held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the Federal Home Loan Bank (“FHLB”). As of December 31, 2024, based upon available, pledgeable collateral, our total borrowing capacity with the FHLB was approximately $6.3 billion. Furthermore, at December 31, 2024, we had approximately $7.4 billion in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed. As of December 31, 2024, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements included elsewhere in this report for the expected timing of such payments as of December 31, 2024. These include payments related to (i) long-term borrowings (Note 6 - Borrowed Funds), (ii) operating leases (Note 4 - Premises and Equipment and Lease Commitments), (iii) time deposits with stated maturity dates (Note 5 - Deposits) and (iv) commitments to extend credit and standby letters of credit (Note 7 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies).
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 8 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At December 31, 2024, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $334.5 million.

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
For modeling purposes, as of December 31, 2024, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.5% and 2.8%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in a negative variances in net interest income of 1.1% and 2.2%, respectively, relative to the flat-rate case over the next 12 months. These model simulations indicate that our balance sheet as of December 31, 2024 is slightly less asset sensitive in comparison to our balance sheet as of December 31, 2023. For modeling purposes, as of December 31, 2023, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.7% and 3.5%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in a negative variances in net interest income of 1.3% and 3.0%, respectively, relative to the flat-rate case over the next 12 months.

We do not currently pay interest on a significant portion of our commercial demand deposits. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. Our December 31, 2024 and December 31, 2023 model simulations did not assume any payment of interest on commercial demand deposits (those not already receiving an earnings credit). Management believes, based on our experience during the last interest rate cycle, that it is less likely we will pay interest on these deposits as rates increase.
As of December 31, 2024, the effects of a 200 basis point increase and a 200 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cullen/Frost Bankers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 6, 2025 expressed an unqualified opinion thereon.
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

Allowances for Credit Losses
Description of the Matter
The Company’s loan portfolio totaled $20.8 billion as of December 31, 2024 and the associated allowance for credit losses on loans was $270.2 million. The Company’s unfunded loan commitments totaled $12.5 billion, with an associated allowance for credit loss of $51.9 million. Together these amounts represent the allowances for credit losses (“ACL”). As discussed in Notes 1, and 3 to the consolidated financial statements, in the cases of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. As discussed in Notes 1, 3, and 7 to the consolidated financial statements, in the case of unfunded loan commitments, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities. The amount of each allowance account represented management’s best estimate of current expected credit losses on these financial instruments considering all available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. In calculating the allowance for credit losses, most loans were segmented into pools based upon similar characteristics and risk profiles. For each loan pool, management measured expected credit losses over the life of each loan utilizing a combination of models which measured probability of default (“PD”), probability of attrition (“PA”), loss given default (“LGD”), and exposure at default (“EAD”). Modeled expected credit losses were calculated as the product of PD (adjusted for attrition), LGD, and EAD. PD and PA were estimated by analyzing internally sourced data related to historical performance of each loan pool over a complete economic cycle. PD and PA were adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period. After the reasonable and supportable forecast period, the forecasted macroeconomic variables were reverted to their historical mean utilizing a rational, systematic basis. The LGD was based on historical recovery averages for each loan pool, adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over the reasonable and supportable forecast period. EAD was estimated using a linear regression model that estimates the average percentage of the loan balance that remains at the time of default. In some cases, management determined that an individual loan exhibited unique risk characteristics which differentiated the loan from other loans with the identified loan pools. In such cases, the loans were evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Management qualitatively adjusted model results for risk factors that were not considered within the modeling processes but were nonetheless relevant in assessing the expected credit losses within the loan pools. These qualitative factor adjustments modified management’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk.
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
San Antonio, Texas
February 6, 2025

Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2024	2023
Assets:
Cash and due from banks	$722,906	$617,569
Interest-bearing deposits	9,495,777	7,985,057
Federal funds sold	5,925	—
Resell agreements	9,650	84,650
Total cash and cash equivalents	10,234,258	8,687,276
Securities held to maturity, net of allowance for credit losses of $310 at both 2024 and 2023	3,533,775	3,619,428
Securities available for sale, at estimated fair value	15,043,625	16,578,371
Trading account securities	33,910	31,717
Loans, net of unearned discounts	20,754,813	18,824,251
Less: Allowance for credit losses on loans	(270,151)	(245,996)
Net loans	20,484,662	18,578,255
Premises and equipment, net	1,245,377	1,190,033
Accrued interest receivable and other assets	1,944,652	2,159,958
Total assets	$52,520,259	$50,845,038

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$14,441,820	$14,926,094
Interest-bearing deposits	28,280,928	26,994,474
Total deposits	42,722,748	41,920,568
Federal funds purchased	21,975	14,200
Repurchase agreements	4,342,941	4,127,188
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	123,184	123,127
Subordinated notes, net of unamortized issuance costs	99,648	99,491
Accrued interest payable and other liabilities	1,311,175	844,017
Total liabilities	48,621,671	47,128,591

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 150,000 Series B shares ($1,000 liquidation preference) issued in 2024 and 2023	145,452	145,452
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,404,582 shares issued in both 2024 and 2023	644	644
Additional paid-in capital	1,075,572	1,055,809
Retained earnings	3,951,482	3,657,688
Accumulated other comprehensive income (loss), net of tax	(1,252,004)	(1,119,219)
Treasury stock, at cost; 207,150 shares in 2024 and 219,295 in 2023	(22,558)	(23,927)
Total shareholders’ equity	3,898,588	3,716,447
Total liabilities and shareholders’ equity	$52,520,259	$50,845,038
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Interest income:
Loans, including fees	$1,375,442	$1,189,377	$770,391
Securities:
Taxable	396,224	406,289	249,797
Tax-exempt	218,177	240,131	237,626
Interest-bearing deposits	397,414	376,010	216,367
Federal funds sold	270	1,288	948
Resell agreements	3,110	4,621	592
Total interest income	2,390,637	2,217,716	1,475,721
Interest expense:
Deposits	629,107	508,255	140,476
Federal funds purchased	1,556	1,524	690
Repurchase agreements	141,833	135,969	34,443
Junior subordinated deferrable interest debentures	8,872	8,647	4,172
Subordinated notes	4,657	4,657	4,657
Total interest expense	786,025	659,052	184,438
Net interest income	1,604,612	1,558,664	1,291,283
Credit loss expense	64,985	46,171	3,000
Net interest income after credit loss expense	1,539,627	1,512,493	1,288,283
Non-interest income:
Trust and investment management fees	165,270	153,315	154,679
Service charges on deposit accounts	106,230	93,504	91,891
Insurance commissions and fees	61,269	58,271	53,210
Interchange and card transaction fees	21,017	19,419	18,231
Other charges, commissions and fees	53,348	49,026	41,590
Net gain (loss) on securities transactions	(96)	66	—
Other	52,060	54,941	45,217
Total non-interest income	459,098	428,542	404,818
Non-interest expense:
Salaries and wages	621,394	547,718	492,096
Employee benefits	122,446	115,306	88,608
Net occupancy	128,751	124,396	112,495
Technology, furniture and equipment	148,487	135,286	120,771
Deposit insurance	37,269	76,589	15,603
Other	244,411	229,367	194,701
Total non-interest expense	1,302,758	1,228,662	1,024,274
Income before income taxes	695,967	712,373	668,827
Income taxes	113,425	114,400	89,677
Net income	582,542	597,973	579,150
Preferred stock dividends	6,675	6,675	6,675
Net income available to common shareholders	$575,867	$591,298	$572,475
Earnings per common share:
Basic	$8.88	$9.11	$8.84
Diluted	8.87	9.10	8.81
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$582,542	$597,973	$579,150
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	(171,662)	277,926	(2,143,567)
Change in net unrealized gain on securities transferred to held to maturity	(629)	(649)	(737)
Reclassification adjustment for net (gains) losses included in net income	96	(66)	—
Total securities available for sale and transferred securities	(172,195)	277,211	(2,144,304)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	2,439	9,278	(5,005)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,673	3,479	2,964
Total defined-benefit post-retirement benefit plans	4,112	12,757	(2,041)
Other comprehensive income (loss), before tax	(168,083)	289,968	(2,146,345)
Deferred tax expense (benefit)	(35,298)	60,893	(450,733)
Other comprehensive income (loss), net of tax	(132,785)	229,075	(1,695,612)
Comprehensive income (loss)	$449,757	$827,048	$(1,116,462)
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at January 1, 2022	$145,452	$642	$1,009,921	$2,956,966	$347,318	$(20,744)	$4,439,555
Net income	—	—	—	579,150	—	—	579,150
Other comprehensive income, net of tax	—	—	—	—	(1,695,612)	—	(1,695,612)
Stock option exercises/stock unit conversions (399,810 shares)	—	1	1,513	(9,990)	—	25,135	16,659
Stock-based compensation expense recognized in earnings	—	—	18,322	—	—	—	18,322
Purchase of treasury stock (31,351 shares)	—	—	—	—	—	(4,391)	(4,391)
Cash dividends – Series B preferred stock (approximately $44.50 per share which is equivalent to approximately $1.11 per depositary share)	—	—	—	(6,675)	—	—	(6,675)
Cash dividends – common stock ($3.24 per share)	—	—	—	(209,780)	—	—	(209,780)
Balance at December 31, 2022	145,452	643	1,029,756	3,309,671	(1,348,294)	—	3,137,228
Net income	—	—	—	597,973	—	—	597,973
Other comprehensive income, net of tax	—	—	—	—	229,075	—	229,075
Stock option exercises/stock unit conversions (267,357 shares)	—	1	1,463	(10,958)	—	18,793	9,299
Stock-based compensation expense recognized in earnings	—	—	24,590	—	—	—	24,590
Purchase of treasury stock (436,765 shares)	—	—	—	—	—	(42,720)	(42,720)
Cash dividends – Series B preferred stock (approximately $44.50 per share which is equivalent to approximately $1.11 per depositary share)	—	—	—	(6,675)	—	—	(6,675)
Cash dividends – common stock ($3.58 per share)	—	—	—	(232,323)	—	—	(232,323)
Balance at December 31, 2023	145,452	644	1,055,809	3,657,688	(1,119,219)	(23,927)	3,716,447
Net income	—	—	—	582,542	—	—	582,542
Other comprehensive income, net of tax	—	—	—	—	(132,785)	—	(132,785)
Stock option exercises/stock unit conversions (589,782 shares)	—	—	—	(39,627)	—	62,270	22,643
Stock-based compensation expense recognized in earnings	—	—	19,763	—	—	—	19,763
Purchase of treasury stock (577,637 shares)	—	—	—	—	—	(60,901)	(60,901)
Cash dividends – Series B preferred stock (approximately $44.50 per share which is equivalent to approximately $1.11 per depositary share)	—	—	—	(6,675)	—	—	(6,675)
Cash dividends – common stock ($3.74 per share)	—	—	—	(242,446)	—	—	(242,446)
Balance at December 31, 2024	$145,452	$644	$1,075,572	$3,951,482	$(1,252,004)	$(22,558)	$3,898,588
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating Activities:
Net income	$582,542	$597,973	$579,150
Adjustments to reconcile net income to net cash from operating activities:
Credit loss expense	64,985	46,171	3,000
Deferred tax expense (benefit)	(11,600)	(14,829)	(4,918)
Accretion of loan discounts	(23,951)	(17,724)	(12,921)
Securities premium amortization (discount accretion), net	45,213	63,893	97,400
Net (gain) loss on securities transactions	96	(66)	—
Depreciation and amortization	82,817	76,442	71,344
Net (gain) loss on sale/exchange/write-down of assets/foreclosed assets	(141)	750	109
Stock-based compensation	19,763	24,590	18,322
Net tax benefit from stock-based compensation	3,795	894	4,602
Earnings on life insurance policies	(3,745)	(2,944)	(2,096)
Net change in:
Trading account securities	(3,644)	(2,220)	(716)
Lease right-of-use assets	25,264	23,573	24,409
Accrued interest receivable and other assets	259,142	(232,665)	(116,243)
Accrued interest payable and other liabilities	(51,004)	(84,993)	61,140
Net cash from operating activities	989,532	478,845	722,582
Investing Activities:
Securities held to maturity:
Purchases	—	(1,147,624)	(1,424,105)
Maturities, calls and principal repayments	81,750	162,142	561,388
Securities available for sale:
Purchases	(17,899,779)	(19,124,336)	(22,178,248)
Sales	123,254	1,904,067	—
Maturities, calls and principal repayments	19,600,708	19,103,872	15,683,097
Proceeds from sale of loans	3,323	15,851	2,365
Net change in loans	(1,966,111)	(1,701,895)	(824,021)
Net cash paid in insurance agency asset acquisitions	(703)	—	—
Benefits received on life insurance policies	1,823	1,937	2,047
Proceeds from sales of premises and equipment	25	1,282	63
Purchases of premises and equipment	(127,776)	(158,630)	(102,501)
Proceeds from sales of repossessed properties	2,607	583	2,585
Net cash from investing activities	(180,879)	(942,751)	(8,277,330)
Financing Activities:
Net change in deposits	802,180	(2,033,628)	1,258,500
Net change in short-term borrowings	223,528	(570,903)	1,945,567
Proceeds from stock option exercises	22,643	9,299	16,659
Purchase of treasury stock	(60,901)	(42,720)	(4,391)
Cash dividends paid on preferred stock	(6,675)	(6,675)	(6,675)
Cash dividends paid on common stock	(242,446)	(232,323)	(209,780)
Net cash from financing activities	738,329	(2,876,950)	2,999,880
Net change in cash and cash equivalents	1,546,982	(3,340,856)	(4,554,868)
Cash and cash equivalents at beginning of year	8,687,276	12,028,132	16,583,000
Cash and cash equivalents at end of year	$10,234,258	$8,687,276	$12,028,132
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
As of December 31, 2024 and 2023, we had $350 thousand and $8.6 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

Cash Flow Reporting. Cash and cash equivalents include cash, deposits with other financial institutions that have an initial maturity of less than 90 days when acquired by us, federal funds sold and resell agreements. Net cash flows are reported for loans, deposit transactions and short-term borrowings. Additional cash flow information was as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for interest	$788,377	$616,274	$169,020
Cash paid for income tax	122,000	118,000	100,000
Significant non-cash transactions:
Unsettled securities transactions	501,587	1,452	94,884
Loans foreclosed and transferred to other real estate owned and foreclosed assets	19,297	—	239
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	15,044	15,259	31,787
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
Loans. Loans are reported at the principal balance outstanding net of unearned discounts. Interest income on loans is reported on the level-yield method and includes amortization of deferred loan fees and costs over the terms of the individual loans to which they relate, or, in certain cases, over the average expected term for loans where deferred fees and costs are accounted for on a pooled basis. Net loan commitment fees or costs for commitment periods greater than one year are deferred and amortized into fee income or other expense on a straight-line basis over the commitment period. Income on direct financing leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment. Further information regarding our accounting policies related to past due loans, non-accrual loans, and loan modifications to borrowers experiencing financial difficulty is presented in Note 3 - Loans.
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
Foreclosed Assets. Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Write-downs occurring at acquisition are charged against the allowance for credit losses on loans. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $14.1 million and $725 thousand at December 31, 2024 and 2023. Regulatory guidelines require us to reevaluate the fair value of foreclosed assets on at least an annual basis. Our policy is to comply with the regulatory guidelines. If the fair value of the asset declines, a write-down is recorded through other non-interest expense along with other expenses related to maintaining the properties. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. There were no write-downs of foreclosed assets in 2024, 2023, or 2022. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.
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
Basic and Diluted Earnings Per Common Share. Earnings per common share is computed using the two-class method prescribed under ASC Topic 260, “Earnings Per Share.” ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We have determined that our outstanding non-vested stock units and deferred stock units are participating securities.
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
To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. While the assessment of hedge effectiveness is foremost based on the objective of our underlying risk management strategies for a particular hedge, we generally consider a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the opposite change in the fair value of the hedged item attributable to the hedged risk. If derivative instruments are designated as hedges of fair values, and such hedges are highly effective, both the change in the fair value of the hedge and the hedged item are included in current earnings.

Fair value adjustments related to highly effective cash flow hedges are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, we formally assess whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, we will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value.
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
Note 2 - Securities
Securities - Held to Maturity. A summary of the amortized cost, fair value and allowance for credit losses related to securities held to maturity as of December 31, 2024 and 2023 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses	Net Carrying Amount
December 31, 2024
Residential mortgage-backed securities	$1,193,840	$—	$71,076	$1,122,764	$—	$1,193,840
States and political subdivisions	2,338,745	13,954	116,414	2,236,285	(310)	2,338,435
Other	1,500	—	3	1,497	—	1,500
Total	$3,534,085	$13,954	$187,493	$3,360,546	$(310)	$3,533,775
December 31, 2023
Residential mortgage-backed securities	$1,250,431	$76	$54,175	$1,196,332	$—	$1,250,431
States and political subdivisions	2,367,807	42,990	76,540	2,334,257	(310)	2,367,497
Other	1,500	—	45	1,455	—	1,500
Total	$3,619,738	$43,066	$130,760	$3,532,044	$(310)	$3,619,428

All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. The carrying value of held-to-maturity securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $1.4 billion and $1.0 billion at December 31, 2024 and 2023, respectively. Accrued interest receivable on held-to-maturity securities totaled $37.8 million and $40.9 million at December 31, 2024 and 2023, respectively and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
From time to time, we have reclassified certain securities from available for sale to held to maturity. The net unamortized, unrealized gain remaining on securities transferred in years prior to 2020 included in accumulated other comprehensive income in the accompanying balance sheet totaled $522 thousand ($412 thousand, net of tax) at December 31, 2024 and $1.2 million ($909 thousand, net of tax) at December 31, 2023. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.
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
The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by States and political subdivisions and other securities as of December 31, 2024:

	States and Political Subdivisions
	Not Guaranteed or Pre-Refunded	Guaranteed by the Texas PSF	Guaranteed by Third Party	Pre-Refunded	Total	Other Securities
Aaa/AAA	$301,310	$1,504,951	$13,640	$14,531	$1,834,432	$—
Aa/AA	498,198	—	6,115	—	504,313	—
Not rated	—	—	—	—	—	1,500
Total	$799,508	$1,504,951	$19,755	$14,531	$2,338,745	$1,500
Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of December 31, 2024, there were no past due principal or interest payments associated with these securities. The PSF is a sovereign wealth fund which serves to provide revenues for funding of public primary and secondary education in the State of Texas. Based upon (i) the PSF's AAA insurer financial strength rating, (ii) the PSF's substantial capitalization and excess guarantee capacity and (iii) a zero historical loss rate, no allowance for credit losses has been recorded for securities guaranteed by the PSF as there is no current expectation of credit losses related to these securities. Pre-refunded securities have been defeased by the issuer and are fully secured by cash and/or U.S. Treasury securities held in escrow for payment to holders when the underlying call dates of the securities are reached. Accordingly, no allowance for credit losses has been recorded for securities that have been defeased as there is no current expectation of credit losses related to these securities.

The following table details activity in the allowance for credit losses on held-to-maturity securities.

	2024	2023	2022
Beginning balance	$310	$158	$158
Credit loss expense (benefit)	—	152	—
Ending balance	$310	$310	$158
Securities - Available for Sale. A summary of the amortized cost, fair value and allowance for credit losses related to securities available for sale as of December 31, 2024 and 2023 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2024
U.S. Treasury	$3,692,215	$—	$249,895	$—	$3,442,320
Residential mortgage-backed securities	8,024,704	2,352	1,029,154	—	6,997,902
States and political subdivisions	4,842,060	2,493	284,329	—	4,560,224
Other	43,179	—	—	—	43,179
Total	$16,602,158	$4,845	$1,563,378	$—	$15,043,625

December 31, 2023
U.S. Treasury	$5,212,894	$—	$285,305	$—	$4,927,589
Residential mortgage-backed securities	7,463,954	9,066	876,338	—	6,596,682
States and political subdivisions	5,245,721	5,762	240,152	—	5,011,331
Other	42,769	—	—	—	42,769
Total	$17,965,338	$14,828	$1,401,795	$—	$16,578,371
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At December 31, 2024 all of the securities in our available for sale municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 70.6% are either guaranteed by the PSF or have been pre-refunded. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of available-for-sale securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $6.2 billion and $6.1 billion at December 31, 2024 and 2023, respectively. Accrued interest receivable on available-for-sale securities totaled $104.9 million and $114.9 million at December 31, 2024 and 2023, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The table below summarizes, as of December 31, 2024, securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by type of security and length of time in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$3,442,320	$249,895	$3,442,320	$249,895
Residential mortgage-backed securities	1,289,852	26,420	4,725,498	1,002,734	6,015,350	1,029,154
States and political subdivisions	836,599	6,961	3,490,644	277,368	4,327,243	284,329
Total	$2,126,451	$33,381	$11,658,462	$1,529,997	$13,784,913	$1,563,378
As of December 31, 2024, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.
Contractual Maturities. The following table summarizes the maturity distribution schedule of securities held to maturity and securities available for sale as of December 31, 2024. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
Held To Maturity
Amortized Cost
Residential mortgage-backed securities	$—	$510,490	$11,244	$672,106	$1,193,840
States and political subdivisions	7,572	17,702	51,690	2,261,781	2,338,745
Other	1,500	—	—	—	1,500
Total	$9,072	$528,192	$62,934	$2,933,887	$3,534,085
Estimated Fair Value
Residential mortgage-backed securities	$—	$459,859	$9,164	$653,741	$1,122,764
States and political subdivisions	7,570	17,695	49,489	2,161,531	2,236,285
Other	1,497	—	—	—	1,497
Total	$9,067	$477,554	$58,653	$2,815,272	$3,360,546
Available For Sale
Amortized Cost
U. S. Treasury	$1,096,734	$2,204,591	$198,105	$192,785	$3,692,215
Residential mortgage-backed securities	39	869	12,553	8,011,243	8,024,704
States and political subdivisions	284,652	225,414	804,372	3,527,622	4,842,060
Other	—	—	—	—	43,179
Total	$1,381,425	$2,430,874	$1,015,030	$11,731,650	$16,602,158
Estimated Fair Value
U. S. Treasury	$1,088,890	$2,054,258	$165,031	$134,141	$3,442,320
Residential mortgage-backed securities	39	881	12,588	6,984,394	6,997,902
States and political subdivisions	284,459	222,960	765,004	3,287,801	4,560,224
Other	—	—	—	—	43,179
Total	$1,373,388	$2,278,099	$942,623	$10,406,336	$15,043,625
Sales of Securities. Sales of securities available for sale were as follows:

	2024	2023	2022
Proceeds from sales	$123,254	$1,904,067	$—
Gross realized gains	426	5,758	—
Gross realized losses	(522)	(5,692)	—
Tax benefit (expense) related to securities gains/losses	20	(14)	—

Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	2024	2023	2022
Premium amortization	$(66,257)	$(85,506)	$(110,997)
Discount accretion	21,044	21,613	13,597
Net (premium amortization) discount accretion	$(45,213)	$(63,893)	$(97,400)
Trading Account Securities. Year-end trading account securities, at estimated fair value, were as follows:

	2024	2023
U.S. Treasury	$33,910	$30,265
States and political subdivisions	—	1,452
Total	$33,910	$31,717
Net gains and losses on trading account securities included in other non-interest income were as follows:

	2024	2023	2022
Net gain on sales transactions	$4,876	$3,843	$3,129
Net mark-to-market gains (losses)	(109)	(33)	(230)
Net gain on trading account securities	$4,767	$3,810	$2,899
Note 3 - Loans
Year-end loans, including leases net of unearned discounts, consisted of the following:

	2024	2023
Commercial and industrial	$6,109,532	$5,967,182
Energy:
Production	903,654	681,568
Service	203,629	194,126
Other	21,612	61,043
Total energy	1,128,895	936,737
Commercial real estate:
Commercial mortgages	7,165,220	6,746,709
Construction	2,264,076	1,680,724
Land	539,227	555,211
Total commercial real estate	9,968,523	8,982,644
Consumer real estate:
Home equity lines of credit	911,239	792,876
Home equity loans	914,738	694,966
Home improvement loans	852,536	765,887
1-4 family mortgage loans	259,456	38,923
Other	165,420	168,074
Total consumer real estate	3,103,389	2,460,726
Total real estate	13,071,912	11,443,370
Consumer and other	444,474	476,962
Total loans	$20,754,813	$18,824,251
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2024, the largest industry concentrations were related to the automobile dealerships industry, which totaled 6.0% of total loans and the energy industry, which totaled 5.4% of total loans. Unfunded commitments to extend credit and standby letters of credit issued to customers in the automobile dealership industry totaled $535.5 million and $20.2 million, respectively, as of December 31, 2024, while unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.0 billion and $62.8 million, respectively, as of December 31, 2024.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2024 or 2023.
Overdrafts. Deposit account overdrafts reported as loans totaled $14.6 million and $13.4 million at December 31, 2024 and 2023.
Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). Activity in related party loans during 2024 is presented in the following table. Other changes were primarily related to changes in related-party status.

Beginning balance	$416,107
Principal additions	306,414
Principal payments	(296,754)
Other changes	(129,931)
Ending balance	$295,836
Accrued Interest Receivable. Accrued interest receivable on loans totaled $86.8 million and $90.8 million at December 31, 2024 and 2023, respectively and is included in accrued interest receivable and other assets in the accompany consolidated balance sheets.
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
Year-end non-accrual loans, segregated by class of loans, were as follows:

	December 31, 2024		December 31, 2023
	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$46,004	$8,800	$19,545	$5,391
Energy	4,079	1,377	11,500	7,398
Commercial real estate:
Buildings, land and other	21,920	18,660	22,420	4,983
Construction	—	—	—	—
Consumer real estate	6,511	4,048	7,442	5,160
Consumer and other	352	—	—	—
Total	$78,866	$32,885	$60,907	$22,932

The following tables present non-accrual loans as of December 31, 2024 and December 31, 2023 by class and year of origination.

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$20,819	$2,915	$4,053	$1,592	$335	$2,144	$1,186	$12,960	$46,004
Energy	—	—	—	—	56	1,321	2,702	—	4,079
Commercial real estate:
Buildings, land and other	7,856	2,671	3,233	2,753	1,248	1,505	—	2,654	21,920
Construction	—	—	—	—	—	—	—	—	—
Consumer real estate	—	47	—	—	92	2,202	587	3,583	6,511
Consumer and other	—	352	—	—	—	—	—	—	352
Total	$28,675	$5,985	$7,286	$4,345	$1,731	$7,172	$4,475	$19,197	$78,866

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$—	$359	$1,635	$985	$1,257	$1,006	$9	$14,294	$19,545
Energy	5,875	—	—	56	1,321	—	4,102	146	11,500
Commercial real estate:
Buildings, land and other	20,099	—	150	—	1,451	720	—	—	22,420
Construction	—	—	—	—	—	—	—	—	—
Consumer real estate	—	—	—	38	2,281	483	1,600	3,040	7,442
Consumer and other	—	—	—	—	—	—	—	—	—
Total	$25,974	$359	$1,785	$1,079	$6,310	$2,209	$5,711	$17,480	$60,907
In the tables above, loans reported as 2024 originations as of December 31, 2024 and loans reported as 2023 originations as of December 31, 2023 were, for the most part, first originated in various years prior to 2024 and 2023, respectively, but were renewed in the respective year. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $5.7 million in 2024, $4.0 million in 2023 and $1.7 million in 2022.
An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of December 31, 2024 is presented in the following table.

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$37,130	$28,120	$65,250	$6,044,282	$6,109,532	$7,685
Energy	4,263	4,079	8,342	1,120,553	1,128,895	—
Commercial real estate:
Buildings, land and other	37,525	13,040	50,565	7,653,882	7,704,447	1,523
Construction	870	—	870	2,263,206	2,264,076	—
Consumer real estate	17,015	12,028	29,043	3,074,346	3,103,389	5,681
Consumer and other	6,693	822	7,515	436,959	444,474	822
Total	$103,496	$58,089	$161,585	$20,593,228	$20,754,813	$15,711

Modifications to Borrowers Experiencing Financial Difficulty. From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination thereof, among other things. The period-end balance of loan modifications, segregated by type of modification, to borrowers experiencing financial difficulty during 2024 and 2023 are set forth in the table below, regardless of whether such modifications resulted in a new loan. There were $44.1 million in commitments to lend additional funds to these borrowers at December 31, 2024.

	Payment Delay	Percent of Total Class of Loans	Combination: Payment Delay and Term Extension	Percent of Total Class of Loans	Interest Rate Reduction	Percent of Total Class of Loans
December 31, 2024
Commercial and industrial	$6,126	0.1%	$45,835	0.8%	$—	—%
Commercial real estate:
Buildings, land, and other	2,012	—	—	—	31,302	0.4
	$8,138	—	$45,835	0.2	$31,302	0.2

	Payment Delay	Percent of Total Class of Loans	Combination: Payment Delay and Term Extension	Percent of Total Class of Loans	Combination: Interest Rate Reduction and Term Extension	Percent of Total Class of Loans
December 31, 2023
Commercial and industrial	$—	—	$13,813	0.2	$—	—
Commercial real estate:
Buildings, land, and other	—	—	19,438	0.3	2,092	—
	$—	—	$33,251	0.2	$2,092	—
During 2024, we modified the interest rate on one loan from a variable rate of prime plus a spread of 0.50% (8.50% as of the modification date) to a variable rate of prime minus a spread of 1.50% (6.50% after modification) with a floor of 6.00%. During 2023, we modified the interest rate on one loan from a variable rate of prime plus a spread of 1.75% (10.25% as of the modification date) to a fixed rate of 6.74% in addition to extending the term of the loan. The financial effects of the other loan modifications made to borrowers experiencing financial difficulty during 2024 and 2023 were not significant. The loan modifications reported in the table above did not significantly impact our determination of the allowance for credit losses on loans during 2024 or 2023.

Information as of or for the years ended December 31, 2024, 2023, or 2022 related to loans modified (by type of modification) in the preceding twelve months, respectively, whereby the borrower was experiencing financial difficulty at the time of modification is set forth in the following table.

	Payment Delay	Combination: Payment Delay and Term Extension
2024
Past due in excess of 90 days or on non-accrual status at period-end:
Commercial and industrial	$1,693	$—
Commercial real estate:
Buildings, land, and other	2,012	—
	$3,705	$—
2023
Past due in excess of 90 days or on non-accrual status at period-end:
Commercial and industrial	$—	$13,813
Commercial real estate:
Buildings, land, and other	—	19,438
	$—	$33,251
2022
Past due in excess of 90 days or on non-accrual status at period-end:
Commercial real estate:
Buildings, land, and other	$1,051	$—
	$1,051	$—
Charge-offs during the period:
Commercial real estate:
Buildings, land, and other	$371	$352
	$371	$352
Proceeds from sales:
Commercial real estate:
Buildings, land, and other	$—	$1,070
	$—	$1,070

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
•Grades 6, 7 and 8 - These grades include “pass grade” loans to borrowers of acceptable credit quality and risk. Such borrowers are differentiated from Grades 4 and 5 in terms of size, secondary sources of repayment or they are of lesser stature in other key credit metrics in that they may be over-leveraged, undercapitalized, inconsistent in performance or in an industry or an economic area that is known to have a higher level of risk, volatility, or susceptibility to weaknesses in the economy.
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

The following tables present weighted-average risk grades for all commercial loans, by class and year of origination/renewal as of December 31, 2024 and 2023.

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk grades 1-8	$1,553,200	$513,073	$385,824	$257,280	$298,912	$253,018	$2,242,193	$50,257	$5,553,757
Risk grade 9	15,552	24,059	58,521	25,818	3,796	9,959	109,594	15,147	262,446
Risk grade 10	4,992	9,269	42,146	2,112	918	12,290	15,332	1,876	88,935
Risk grade 11	35,583	18,057	17,673	2,987	4,675	2,092	44,926	32,397	158,390
Risk grade 12	13,107	2,443	2,574	1,564	324	2,144	1,179	9,404	32,739
Risk grade 13	7,712	472	1,479	28	11	—	7	3,556	13,265
	$1,630,146	$567,373	$508,217	$289,789	$308,636	$279,503	$2,413,231	$112,637	$6,109,532
W/A risk grade	6.73	7.12	7.52	7.13	5.58	6.11	6.30	9.12	6.64
Energy
Risk grades 1-8	$387,904	$22,510	$35,357	$16,150	$1,516	$2,648	$639,362	$5,872	$1,111,319
Risk grade 9	—	1,677	662	2,011	—	398	5,035	1,400	11,183
Risk grade 10	—	—	52	—	—	—	—	—	52
Risk grade 11	188	—	2,038	—	36	—	—	—	2,262
Risk grade 12	—	—	—	—	56	1,321	2	—	1,379
Risk grade 13	—	—	—	—	—	—	2,700	—	2,700
	$388,092	$24,187	$38,109	$18,161	$1,608	$4,367	$647,099	$7,272	$1,128,895
W/A risk grade	6.16	7.14	7.53	4.75	6.47	8.97	5.05	7.31	5.58
Commercial real estate:
Buildings, land, other
Risk grades 1-8	$1,427,212	$1,288,934	$1,450,649	$1,006,922	$668,316	$965,448	$204,577	$91,444	$7,103,502
Risk grade 9	9,347	18,408	56,419	72,096	11,197	35,661	4,968	3,718	211,814
Risk grade 10	570	31,596	64,063	55,512	10,546	10,746	—	—	173,033
Risk grade 11	5,764	5,739	63,772	23,594	13,027	82,282	—	—	194,178
Risk grade 12	7,856	2,671	3,233	2,531	1,126	1,505	—	2,373	21,295
Risk grade 13	—	—	—	222	122	—	—	281	625
	$1,450,749	$1,347,348	$1,638,136	$1,160,877	$704,334	$1,095,642	$209,545	$97,816	$7,704,447
W/A risk grade	7.16	7.32	7.39	7.52	7.05	7.17	6.01	6.80	7.25
Construction
Risk grades 1-8	$615,683	$601,151	$427,984	$59,895	$2,727	$559	$151,846	$159	$1,860,004
Risk grade 9	46,456	9,283	65,590	35,006	—	—	15,276	—	171,611
Risk grade 10	107,666	—	48,001	76,794	—	—	—	—	232,461
Risk grade 11	—	—	—	—	—	—	—	—	—
Risk grade 12	—	—	—	—	—	—	—	—	—
Risk grade 13	—	—	—	—	—	—	—	—	—
	$769,805	$610,434	$541,575	$171,695	$2,727	$559	$167,122	$159	$2,264,076
W/A risk grade	7.82	7.35	7.99	8.85	7.39	7.65	6.46	6.98	7.71
Total commercial real estate	$2,220,554	$1,957,782	$2,179,711	$1,332,572	$707,061	$1,096,201	$376,667	$97,975	$9,968,523
W/A risk grade	7.39	7.33	7.54	7.69	7.06	7.17	6.21	6.80	7.35

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk grades 1-8	$1,489,026	$706,210	$458,855	$349,744	$172,656	$206,643	$2,083,490	$41,254	$5,507,878
Risk grade 9	57,625	42,618	12,258	4,952	1,641	10,383	70,142	5,625	205,244
Risk grade 10	63,205	2,222	1,307	911	4,005	581	35,977	1,046	109,254
Risk grade 11	9,450	16,837	25,932	7,854	2,530	1,153	58,134	3,371	125,261
Risk grade 12	—	359	1,635	950	1,257	1,006	1	11,894	17,102
Risk grade 13	—	—	—	35	—	—	8	2,400	2,443
	$1,619,306	$768,246	$499,987	$364,446	$182,089	$219,766	$2,247,752	$65,590	$5,967,182
W/A risk grade	6.53	7.05	7.26	5.87	6.01	6.04	6.50	8.48	6.60
Energy
Risk grades 1-8	$270,710	$54,185	$75,004	$3,673	$1,819	$4,047	$451,897	$9,886	$871,221
Risk grade 9	1,137	7,315	1,041	—	456	—	17,680	14	27,643
Risk grade 10	—	—	33	—	291	494	—	—	818
Risk grade 11	—	—	25	106	2,989	—	21,650	785	25,555
Risk grade 12	5,875	—	—	56	1,321	—	1,402	146	8,800
Risk grade 13	—	—	—	—	—	—	2,700	—	2,700
	$277,722	$61,500	$76,103	$3,835	$6,876	$4,541	$495,329	$10,831	$936,737
W/A risk grade	6.19	7.07	6.00	6.99	10.02	7.07	5.75	7.33	6.05
Commercial real estate:
Buildings, land, other
Risk grades 1-8	$1,601,175	$1,667,750	$1,186,559	$747,289	$503,303	$874,942	$214,874	$99,466	$6,895,358
Risk grade 9	12,173	68,007	28,870	13,250	16,272	23,214	11,143	541	173,470
Risk grade 10	7,671	29,278	17,364	34,672	747	3,153	3,716	—	96,601
Risk grade 11	4,105	20,589	20,119	16,363	793	51,739	—	363	114,071
Risk grade 12	17,449	—	150	—	1,451	720	—	—	19,770
Risk grade 13	2,650	—	—	—	—	—	—	—	2,650
	$1,645,223	$1,785,624	$1,253,062	$811,574	$522,566	$953,768	$229,733	$100,370	$7,301,920
W/A risk grade	7.23	7.18	7.29	7.22	6.90	7.16	7.49	6.77	7.20
Construction
Risk grades 1-8	$538,072	$537,705	$264,770	$28,063	$296	$1,613	$155,567	$—	$1,526,086
Risk grade 9	3,414	35,565	79,871	—	—	—	8,252	—	127,102
Risk grade 10	13,322	—	—	—	—	—	3,713	—	17,035
Risk grade 11	5,912	3,104	—	—	—	—	1,485	—	10,501
Risk grade 12	—	—	—	—	—	—	—	—	—
Risk grade 13	—	—	—	—	—	—	—	—	—
	$560,720	$576,374	$344,641	$28,063	$296	$1,613	$169,017	$—	$1,680,724
W/A risk grade	7.44	7.44	7.93	2.55	7.22	6.78	7.34	—	7.45
Total commercial real estate	$2,205,943	$2,361,998	$1,597,703	$839,637	$522,862	$955,381	$398,750	$100,370	$8,982,644
W/A risk grade	7.28	7.24	7.43	7.07	6.90	7.15	7.43	6.77	7.24
At December 31, 2024 and 2023, the weighted-average risk grades for “pass grade” (risk grades 1-8) loans were 6.30 and 6.32, respectively, for commercial and industrial; 5.51 and 5.73, respectively, for energy; 7.01 and 7.03, respectively, for commercial real estate - buildings, land and other; and 7.31 and 7.27, respectively, for commercial real estate - construction. Furthermore, in the tables above, there are loans reported as 2024 originations as of December 31, 2024 and 2023 originations as of December 31, 2023 that have risk grades of 11 or higher. These loans were, for the most part, first originated in various years prior to 2024 and 2023, respectively, but were renewed in the respective year.

Information about the payment status of consumer loans, segregated by portfolio segment and year of origination, as of December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$632	$1,030	$1,897	$965	$645	$1,944	$9,790	$112	$17,015
Past due 90 or more days	—	292	972	1,165	213	3,255	2,452	3,679	12,028
Total past due	632	1,322	2,869	2,130	858	5,199	12,242	3,791	29,043
Current loans	699,196	544,811	387,344	248,225	146,972	152,517	886,848	8,433	3,074,346
Total	$699,828	$546,133	$390,213	$250,355	$147,830	$157,716	$899,090	$12,224	$3,103,389
Consumer and other:
Past due 30-89 days	$3,378	$772	$249	$22	$66	$23	$1,734	$449	$6,693
Past due 90 or more days	243	—	—	—	—	3	395	181	822
Total past due	3,621	772	249	22	66	26	2,129	630	7,515
Current loans	54,440	27,705	9,276	3,006	1,906	1,124	315,038	24,464	436,959
Total	$58,061	$28,477	$9,525	$3,028	$1,972	$1,150	$317,167	$25,094	$444,474

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$874	$2,066	$1,318	$959	$537	$2,641	$3,570	$539	$12,504
Past due 90 or more days	—	512	626	38	—	887	2,566	3,087	7,716
Total past due	874	2,578	1,944	997	537	3,528	6,136	3,626	20,220
Current loans	579,505	432,719	281,820	170,225	58,744	134,319	775,465	7,709	2,440,506
Total	$580,379	$435,297	$283,764	$171,222	$59,281	$137,847	$781,601	$11,335	$2,460,726
Consumer and other:
Past due 30-89 days	$3,014	$488	$148	$66	$28	$40	$2,553	$158	$6,495
Past due 90 or more days	153	—	27	—	20	—	51	—	251
Total past due	3,167	488	175	66	48	40	2,604	158	6,746
Current loans	67,272	28,885	6,290	3,581	1,199	1,230	339,789	21,970	470,216
Total	$70,439	$29,373	$6,465	$3,647	$1,247	$1,270	$342,393	$22,128	$476,962
Revolving loans that converted to term during 2024 and 2023 were as follows:

	2024	2023
Commercial and industrial	$71,275	$28,713
Energy	2,393	6,409
Commercial real estate:
Buildings, land and other	9,776	4,780
Construction	159	—
Consumer real estate	3,425	2,467
Consumer and other	11,158	7,482
Total	$98,186	$49,851
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading

Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 125.9 at December 31, 2024 and 127.2 at December 31, 2023. A lower TLI value implies less favorable economic conditions.
Allowance For Credit Losses - Loans. The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectibility over the loans' contractual terms, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless (i) management has a reasonable expectation that a loan to an individual borrower that is experiencing financial difficulty will be modified or (ii) such extension or renewal options are not unconditionally cancellable by us and, in such cases, the borrower is likely to meet applicable conditions and likely to request extension or renewal. Relevant available information includes historical credit loss experience; current conditions; and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions, or other relevant factors. The allowance for credit losses is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Expected credit losses for collateral dependent loans, including loans where the borrower is experiencing financial difficulty but foreclosure is not probable, are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.
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
In calculating the allowance for credit losses, most loans are segmented into pools based upon similar characteristics and risk profiles. Common characteristics and risk profiles include the type/purpose of loan, underlying collateral, geographical similarity, and historical/expected credit loss patterns. In developing these loan pools for the purposes of modeling expected credit losses, we also analyzed the degree of correlation in how loans within each portfolio respond when subjected to varying economic conditions and scenarios as well as other portfolio stress factors. For modeling purposes, our loan pools include (i) commercial and industrial non-revolving, (ii) commercial and industrial revolving, (iii) energy, (iv) commercial real estate - owner occupied, (v) commercial real estate - non-owner occupied, (vi) commercial real estate - construction/land development, (vii) consumer real estate and (viii) consumer and other. Prior to 2023, energy loans were included within the commercial and industrial loan pools. See discussion of the 2023 model updates below. We periodically reassess each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary.
For each loan pool, we measure expected credit losses over the life of each loan utilizing a combination of models which measure (i) probability of default (“PD”), which is the likelihood that loan will stop performing/default, (ii) probability of attrition (“PA”), which is the likelihood that a loan will pay-off prior to maturity, (iii) loss given default (“LGD”), which is the expected loss rate for loans in default and (iv) exposure at default (“EAD”), which is the estimated outstanding principal balance of the loans upon default, including the expected funding of unfunded commitments outstanding as of the measurement date. For commercial loan portfolios, the PD is calculated using a transition matrix to determine the likelihood of a customer’s risk grade migrating from one specified range of risk grades to a different specified range. Expected credit losses are calculated as the product of PD (adjusted for attrition), LGD and EAD. This methodology builds on default probabilities already incorporated into our risk grading process by utilizing pool-specific historical loss rates to calculate expected credit losses. These pool-specific historical loss rates may be adjusted for current macroeconomic assumptions, as further discussed below, and other factors such as differences in underwriting standards, portfolio mix, or when historical asset terms do not reflect the contractual terms of the financial assets being evaluated as of the measurement date. Each time we measure expected credit losses, we assess the relevancy of historical loss information and consider any necessary adjustments to address any differences in asset-specific characteristics. Due to their short-term nature, expected credit losses for overdrafts included in consumer and other loans are based solely upon a weighting of recent historical charge-offs over a period of three years.
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
The following table presents details of the allowance for credit losses on loans segregated by loan portfolio segment as of December 31, 2024 and 2023, calculated in accordance with the CECL methodology described above.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
December 31, 2024
Modeled expected credit losses	$51,669	$3,969	$17,549	$17,720	$7,019	$97,926
Q-Factor and other qualitative adjustments	22,635	3,323	125,031	620	3,095	154,704
Specific allocations	13,265	2,700	625	766	165	17,521
Total	$87,569	$9,992	$143,205	$19,106	$10,279	$270,151
December 31, 2023
Modeled expected credit losses	$50,959	$7,838	$15,443	$12,364	$5,969	$92,573
Q-Factor and other qualitative adjustments	20,612	7,276	112,505	433	4,071	144,897
Specific allocations	2,435	2,700	2,650	741	—	8,526
Total	$74,006	$17,814	$130,598	$13,538	$10,040	$245,996

The following table details activity in the allowance for credit losses on loans by portfolio segment for 2024, 2023 and 2022. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
2024
Beginning balance	$74,006	$17,814	$130,598	$13,538	$10,040	$245,996
Credit loss expense (benefit)	24,494	(8,977)	16,479	9,753	23,083	64,832
Charge-offs	(14,828)	(79)	(3,919)	(4,940)	(33,344)	(57,110)
Recoveries	3,897	1,234	47	755	10,500	16,433
Net (charge-offs) recoveries	(10,931)	1,155	(3,872)	(4,185)	(22,844)	(40,677)
Ending balance	$87,569	$9,992	$143,205	$19,106	$10,279	$270,151
2023
Beginning balance	$104,237	$18,062	$90,301	$8,004	$7,017	$227,621
Credit loss expense (benefit)	(16,709)	(1,067)	40,889	6,736	23,012	52,861
Charge-offs	(18,315)	(518)	(955)	(2,883)	(31,260)	(53,931)
Recoveries	4,793	1,337	363	1,681	11,271	19,445
Net (charge-offs) recoveries	(13,522)	819	(592)	(1,202)	(19,989)	(34,486)
Ending balance	$74,006	$17,814	$130,598	$13,538	$10,040	$245,996
2022
Beginning balance	$72,091	$17,217	$144,936	$6,585	$7,837	$248,666
Credit loss expense (benefit)	34,479	(313)	(54,775)	1,813	13,517	(5,279)
Charge-offs	(6,575)	(371)	(702)	(912)	(24,388)	(32,948)
Recoveries	4,242	1,529	842	518	10,051	17,182
Net (charge-offs) recoveries	(2,333)	1,158	140	(394)	(14,337)	(15,766)
Ending balance	$104,237	$18,062	$90,301	$8,004	$7,017	$227,621
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

The following table presents year-to-date gross charge-offs by year of origination as of December 31, 2024.

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$1,423	$1,820	$804	$487	$403	$625	$6,273	$2,993	$14,828
Energy	—	79	—	—	—	—	—	—	79
Commercial real estate:
Buildings, land and other	—	3,797	122	—	—	—	—	—	3,919
Construction	—	—	—	—	—	—	—	—	—
Consumer real estate	—	537	315	253	—	704	3,064	67	4,940
Consumer and other	24,485	5,793	218	56	30	71	2,459	232	33,344
Total	$25,908	$12,026	$1,459	$796	$433	$1,400	$11,796	$3,292	$57,110
In the table above, $24.2 million of the consumer and other loan charge-offs reported as 2024 originations and $5.5 million of the total reported as 2023 originations were related to deposit overdrafts.
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of December 31, 2024 and December 31, 2023.

	December 31, 2024		December 31, 2023
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial and industrial	$45,009	$13,265	$18,670	$2,435
Energy	4,078	2,700	11,353	2,700
Commercial real estate:
Buildings, land and other	18,797	122	21,373	2,650
Construction	2,012	503	—	—
Consumer real estate	6,039	766	7,235	741
Consumer and other	352	165	—	—
Total	$76,287	$17,521	$58,631	$8,526
Note 4 - Premises and Equipment and Lease Commitments
Year-end premises and equipment were as follows:

	2024	2023
Land	$224,290	$191,594
Buildings	644,240	581,745
Technology, furniture and equipment	281,697	262,666
Leasehold improvements	250,572	230,642
Construction and projects in progress	24,135	36,910
Lease right-of-use assets	270,282	280,502
	1,695,216	1,584,059
Less accumulated depreciation and amortization	(449,839)	(394,026)
Total premises and equipment, net	$1,245,377	$1,190,033
Depreciation of premises and equipment totaled $61.9 million in 2024, $60.6 million 2023 and $57.4 million in 2022.
Lease Commitments. We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $49.7 million in 2024, $50.5 million in 2023 and $47.7 million in 2022.

The components of total lease expense in 2024 and 2023 were as follows:

	2024	2023
Amortization of lease right-of-use assets	$35,400	$34,137
Short-term lease expense	1,456	2,576
Non-lease components (including taxes, insurance, common maintenance, etc.)	12,835	13,811
Total	$49,691	$50,524
Right-of-use lease assets totaled $270.3 million and $280.5 million at December 31, 2024 and 2023, respectively, and are reported as a component of premises and equipment on our accompanying consolidated balance sheets. The related lease liabilities totaled $308.1 million and $316.4 million at December 31, 2024 and 2023, respectively, and are reported as a component of accrued interest payable and other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $33.7 million during 2024 and $32.1 million during 2023. The following table reconciles future undiscounted lease payments due under non-cancelable operating leases (those amounts subject to recognition) to the aggregate operating lessee lease liability as of December 31, 2024:

Future lease payments:
2025	$36,953
2026	37,007
2027	35,958
2028	34,007
2029	29,795
Thereafter	206,868
Total undiscounted operating lease liability	380,588
Imputed interest	72,535
Total operating lease liability included in the accompanying balance sheet	$308,053
Weighted-average lease term in years	12.39
Weighted-average discount rate	3.39%
We lease certain buildings and branch facilities from various entities which are controlled by or affiliated with one of our directors. Payments related to these leases totaled $349 thousand in 2024, $337 thousand in 2023 and $327 thousand in 2022.
Note 5 - Deposits
Year-end deposits were as follows:

	2024	2023
Non-interest-bearing demand deposits	$14,441,820	$14,926,094
Interest-bearing deposits:
Savings and interest checking	10,310,942	10,512,637
Money market accounts	11,568,254	10,997,279
Time accounts	6,401,732	5,484,558
Total interest-bearing deposits	28,280,928	26,994,474
Total deposits	$42,722,748	$41,920,568
The following table presents additional information about our year-end deposits:

	2024	2023
Deposits from foreign sources (primarily Mexico)	$1,219,463	$1,061,701
Non-interest-bearing public funds deposits	759,819	675,016
Interest-bearing public funds deposits	625,104	630,455
Total deposits not covered by deposit insurance	22,972,618	22,393,786
Time deposits not covered by deposit insurance	2,744,112	2,339,716
Deposits from certain directors, executive officers and their affiliates	121,113	115,798

Scheduled maturities of time deposits at December 31, 2024 were as follows:

2025	$6,214,390
2026	17,636
2027	169,706
$6,401,732
Scheduled maturities of time deposits not covered by deposit insurance at December 31, 2024, were as follows:

Due within 3 months or less	$2,500,536
Due after 3 months and within 6 months	91,140
Due after 6 months and within 12 months	107,808
Due after 12 months	44,628
$2,744,112
Note 6 - Borrowed Funds
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $22.0 million and $14.2 million at December 31, 2024 and 2023. Securities sold under agreements to repurchase are secured short-term borrowings that typically mature overnight or within thirty to ninety days. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase totaled $4.3 billion and $4.1 billion at December 31, 2024 and 2023.
Subordinated Notes. In March 2017, we issued $100 million of 4.50% subordinated notes that mature on March 17, 2027. The notes, which qualify as Tier 2 capital for Cullen/Frost, bear interest at the rate of 4.50% per annum, payable semi-annually on each March 17 and September 17. The notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries. Unamortized debt issuance costs related to these notes, totaled approximately $352 thousand and $509 thousand December 31, 2024 and 2023. Proceeds from sale of the notes were used for general corporate purposes.
Junior Subordinated Deferrable Interest Debentures. At December 31, 2024 and 2023, we had $123.7 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II (“Trust II”), a wholly owned Delaware statutory business trust. Unamortized debt issuance costs related to Trust II totaled $528 thousand and $585 thousand at December 31, 2024 and 2023. Trust II is a variable interest entity for which we are not the primary beneficiary and, as such, its accounts are not included in our consolidated financial statements. See Note 1 - Summary of Significant Accounting Policies for additional information about our consolidation policy. Details of our transactions with the capital trust are presented below.
Trust II was formed in 2004 for the purpose of issuing $120.0 million of floating rate (three-month term Secured Overnight Funding Rate “SOFR” plus a margin of approximately 1.81%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on March 1, 2034 and are currently redeemable with the approval of the Federal Reserve Board in whole or in part at our option. Distributions on the trust preferred securities are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. Trust II also issued $3.7 million of common equity securities to Cullen/Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $123.7 million of floating rate (three-month term SOFR plus a margin of approximately 1.81%, which was equal to 6.28% and 7.19% at December 31, 2024 and 2023, respectively) junior subordinated deferrable interest debentures issued by us, which have terms substantially similar to the trust preferred securities.
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

	2024	2023
Commitments to extend credit	$12,046,520	$12,195,073
Standby letters of credit	449,176	438,635
Deferred standby letter of credit fees	3,071	2,912
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

Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans in Note 3 - Loans as if such commitments were funded. This methodology was also impacted by the model updates during 2024 and 2023, as described in Note 3 - Loans. For 2024, the overall approximate impact of the model updates was a $1.8 million increase in modeled expected credit losses for off-balance-sheet credit exposures ($1.6 million related to consumer and other loan commitments and $211 thousand related to non-owner-occupied commercial real estate loan commitments). For 2023, the overall approximate impact of the model updates was a $19.0 million decrease in modeled expected credit losses for off-balance-sheet credit exposures, though the impact of this decrease was largely offset with discretionary qualitative adjustments.
The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures.

	2024	2023	2022
Beginning balance	$51,751	$58,593	$50,314
Credit loss expense (benefit)	153	(6,842)	8,279
Ending balance	$51,904	$51,751	$58,593
Credit Card Guarantees. We guarantee the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2024 and 2023, the guarantees totaled approximately $4.9 million and $5.5 million, of which amounts, $673 thousand and $762 thousand were fully collateralized.
Trust Accounts. We hold certain assets which are not included in our consolidated balance sheets including assets held in fiduciary or custodial capacity on behalf of our trust customers. The estimated fair value of trust assets was approximately $51.4 billion and $47.2 billion at December 31, 2024 and 2023, respectively. These assets are primarily composed of equity securities, fixed income securities, alternative investments and cash equivalents, among other things.
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
Cullen/Frost’s and Frost Bank’s Common Equity Tier 1 capital includes common stock and related paid-in capital, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1. We also elected to exclude the effects of credit loss accounting under CECL from Common Equity Tier 1 capital for a five-year transitional period subsequent to our adoption of ASC 326 in 2020, in accordance with rules prescribed by federal bank regulatory agencies. This CECL transitional adjustment totaled $15.4 million and $30.8 million December 31, 2024 and 2023, respectively. Common Equity Tier 1 for both Cullen/Frost and Frost Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities.

Frost Bank's Common Equity Tier 1 is also reduced by its equity investment in its financial subsidiary, Frost Insurance Agency (“FIA”).
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital at December 31, 2024 and 2023 included $145.5 million of 4.450% non-cumulative perpetual preferred stock, the details of which is are further discussed below. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at December 31, 2024 or 2023.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowance for credit losses on securities, loans and off-balance sheet exposures. Tier 2 capital for Cullen/Frost also includes trust preferred securities that were excluded from Tier 1 capital and qualified subordinated debt. Cullen/Frost's Tier 2 capital included $120.0 million of trust preferred securities at both December 31, 2024 and 2023. Cullen/Frost's Tier 2 Capital also included $40.0 million at December 31, 2024 and $60.0 million at December 31, 2023 related to the permissible portion of our aggregate $100 million of 4.50% subordinated notes. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
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

The following table presents actual and required capital ratios as of December 31, 2024 and December 31, 2023 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Required to be Considered Well Capitalized(1)
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
2024
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$4,343,666	13.62%	$2,232,822	7.00%	N/A	N/A
Frost Bank	4,387,862	13.76	2,231,710	7.00	$2,072,302	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,489,118	14.07	2,711,283	8.50	1,913,847	6.00
Frost Bank	4,387,862	13.76	2,709,934	8.50	2,550,526	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	4,954,136	15.53	3,349,232	10.50	3,189,745	10.00
Frost Bank	4,692,880	14.72	3,347,565	10.50	3,188,157	10.00
Leverage Ratio
Cullen/Frost	4,489,118	8.63	2,079,715	4.00	N/A	N/A
Frost Bank	4,387,862	8.44	2,079,965	4.00	2,599,956	5.00
2023
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$4,036,945	13.25%	$2,132,516	7.00%	N/A	N/A
Frost Bank	4,057,111	13.33	2,129,784	7.00	$1,977,656	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,182,397	13.73	2,589,484	8.50	1,827,871	6.00
Frost Bank	4,057,111	13.33	2,586,166	8.50	2,434,038	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	4,625,760	15.18	3,198,774	10.50	3,046,452	10.00
Frost Bank	4,320,474	14.20	3,194,676	10.50	3,042,548	10.00
Leverage Ratio
Cullen/Frost	4,182,397	8.35	2,003,020	4.00	N/A	N/A
Frost Bank	4,057,111	8.10	2,003,152	4.00	2,503,940	5.00
____________________
(1)“Well-capitalized” minimum Common Equity Tier 1 to Risk-Weighted Assets and Leverage Ratio are not formally defined under applicable banking regulations for bank holding companies.
As of December 31, 2024, capital levels for Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Based on the ratios presented above, capital levels as of December 31, 2024 for Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of December 31, 2024, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
Series B Preferred Stock. We have issued 150,000 shares, or $150.0 million in aggregate liquidation preference, of our 4.450% Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 and liquidation preference $1,000 per share (“Series B Preferred Stock”). Each share of Series B Preferred Stock issued and outstanding is represented by 40 depositary shares, each representing a 1/40th ownership interest in a share of the Series B Preferred Stock (equivalent to a liquidation preference of $25 per share). Each holder of depositary shares is entitled, in proportion to the applicable fraction of a share of Series B Preferred Stock represented by such depositary shares, to all rights and preferences of the Series B Preferred Stock represented thereby (including dividend, voting, redemption, and liquidation rights). Such rights must be exercised through the depositary. Dividends on the Series B Preferred Stock are non-cumulative and, if declared, accrue and are payable quarterly, in arrears, at a rate of 4.450% per annum. The Series B Preferred Stock qualifies as Tier 1 capital for the purposes of the regulatory capital calculations. The net proceeds from the issuance and sale of the Series B Preferred Stock, after deducting $4.5 million of issuance costs including the underwriting discount and professional service fees, among other things, were approximately $145.5 million.
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
Purchases of Equity Securities. From time to time, our board of directors has authorized stock repurchase plans. On January 24, 2024, our board of directors authorized a $150.0 million stock repurchase plan (the “2024 Repurchase Plan”), allowing us to repurchase shares of our common stock over a one-year period expiring on January 24, 2025. The 2024 Repurchase Plan was publicly announced in a current report on Form 8-K filed with the SEC on January 25, 2024. Shares repurchased under stock repurchase plans may be repurchased from time to time through a variety of methods, which may include open market purchases, in privately negotiated transactions, block trades, accelerated share repurchase transactions, and/or through other legally permissible means. The timing and amount of any share repurchases is determined by management at its discretion and based on market conditions and other considerations. Share repurchase plans may be suspended or discontinued at any time at our discretion and we are not obligated to purchase any amount of common stock. Stock repurchase plans allow us to proactively manage our capital position and provide management the ability to repurchase shares of our common stock opportunistically in instances where management believes the market price undervalues our company. Such plans also provide us with the ability to repurchase shares of common stock that can be used to satisfy obligations related to stock compensation awards in order to mitigate the dilutive effect of such awards. Under the 2024 Repurchase Plan, we repurchased 489,862 shares at a total cost of $50.0 million during 2024. During 2024, we also repurchased 87,775 shares at a total cost of $10.9 million in connection with the vesting of certain share awards. Repurchases made in connection with the vesting of share awards are not associated with any publicly announced stock repurchase plan.
Under a prior publicly announced stock repurchase plan, we repurchased 400,868 shares at a total cost of $39.0 million during 2023. No shares were repurchased under a publicly announced stock repurchase plan during 2022. Shares repurchased in connection with the vesting of certain share awards totaled 35,897 at a total cost of $3.5 million in 2023 and 31,351 at a total cost of $4.4 million in 2022.
On January 29, 2025, our board of directors authorized a $150.0 million stock repurchase plan (the “2025 Repurchase Plan”), allowing us to repurchase shares of our common stock over a one-year period expiring on January 28, 2026. This repurchase plan was publicly announced in a current report on Form 8-K filed with the SEC on January 30, 2025.
Capital simplification rules adopted by federal bank regulators in 2019 eliminated the standalone prior approval requirement in the Basel III Capital Rules for any repurchase of common stock. In certain circumstances, Cullen/Frost’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve Board.
The Inflation Reduction Act of 2022 (the “IRA”) imposes a 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2024, Frost Bank could pay aggregate dividends of up to $1.2 billion to Cullen/Frost without prior regulatory approval.
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
Note 9 - Earnings Per Common Share
Earnings Per Common Share. Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include non-vested restricted stock units, deferred stock units and performance stock units (during the performance period), though no actual shares of common stock related to any type of stock unit have been issued. Non-vested restricted stock units and deferred stock units are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of our common stock. Holders of performance stock units receive dividend equivalent payments for dividends paid during the performance period at the vesting date of the award based upon the number of units that ultimately vest. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	2024	2023	2022
Net Income	$582,542	$597,973	$579,150
Less: Preferred stock dividends	6,675	6,675	6,675
Net income available to common shareholders	575,867	591,298	572,475
Less: Earnings allocated to participating securities	6,236	6,283	5,210
Net earnings allocated to common stock	$569,631	$585,015	$567,265

Distributed earnings allocated to common stock	$239,879	$229,749	$207,924
Undistributed earnings allocated to common stock	329,752	355,266	359,341
Net earnings allocated to common stock	$569,631	$585,015	$567,265

Weighted-average shares outstanding for basic earnings per common share	64,120,455	64,204,239	64,156,870
Dilutive effect of stock compensation	142,191	200,594	363,648
Weighted-average shares outstanding for diluted earnings per common share	64,262,646	64,404,833	64,520,518
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
We use a December 31 measurement date for our defined benefit plans. Combined activity in our defined benefit pension plans was as follows:

	2024	2023	2022
Change in plan assets:
Fair value of plan assets at beginning of year	$174,611	$161,823	$197,747
Actual return on plan assets	5,306	22,477	(26,108)
Employer contributions	1,150	1,105	1,114
Benefits paid	(11,340)	(10,794)	(10,930)
Fair value of plan assets at end of year	169,727	174,611	161,823
Change in benefit obligation:
Benefit obligation at beginning of year	142,372	143,944	185,925
Interest cost	6,647	6,983	4,017
Actuarial (gain) loss	(6,779)	2,239	(35,068)
Benefits paid	(11,340)	(10,794)	(10,930)
Benefit obligation at end of year	130,900	142,372	143,944
Funded status of the plan at end of year and accrued benefit (liability) recognized	$38,827	$32,239	$17,879
Accumulated benefit obligation at end of year	$130,900	$142,372	$143,944

Certain disaggregated information related to our defined benefit pension plans as of year-end was as follows:

	Retirement Plan		Restoration Plan
	2024	2023	2024	2023
Projected benefit obligation	$120,179	$130,750	$10,721	$11,622
Accumulated benefit obligation	120,179	130,750	10,721	11,622
Fair value of plan assets	169,727	174,611	—	—
Funded status of the plan at end of year and accrued benefit (liability) recognized	49,548	43,861	(10,721)	(11,622)
The components of the combined net periodic cost (benefit) for our defined benefit pension plans are presented in the table below.

	2024	2023	2022
Expected return on plan assets, net of expenses	$(9,645)	$(10,959)	$(13,966)
Interest cost on projected benefit obligation	6,647	6,983	4,017
Net amortization and deferral	1,673	3,479	2,964
Net periodic expense (benefit)	$(1,325)	$(497)	$(6,985)
Amounts related to our defined benefit pension plans recognized as a component of other comprehensive income were as follows:

	2024	2023	2022
Net actuarial gain (loss)	$4,112	$12,757	$(2,041)
Deferred tax (expense) benefit	(863)	(2,679)	429
Other comprehensive income (loss), net of tax	$3,249	$10,078	$(1,612)
Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net periodic benefit cost of our defined benefit pension plans are presented in the following table.

	2024	2023
Net actuarial loss	$(26,806)	$(30,918)
Deferred tax benefit	5,630	6,493
Amounts included in accumulated other comprehensive income/loss, net of tax	(21,176)	(24,425)
The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2001.

	2024	2023	2022
Benefit obligations:
Discount rate	5.58%	4.95%	5.14%
Net periodic benefit cost:
Discount rate	4.95%	5.14%	2.79%
Expected return on plan assets	5.70	7.00	7.25
Management uses an asset allocation optimization model to analyze the potential risks and rewards associated with various asset allocation strategies on a quarterly basis. As of December 31, 2024, management’s investment objective for our defined benefit plans is to achieve current income with growth through price appreciation. This strategy provides for a target asset allocation of approximately 64% invested in fixed income debt securities and approximately 31% invested in equity securities with any remainder invested in cash or short-term cash equivalents. The asset allocation optimization process provides portfolio allocations which best represent the potential risk associated with a given asset allocation over a full market cycle. This is used to help management determine an appropriate mix of assets in order to achieve the plan's long term investment goals. The plan assets are reviewed annually to determine if the obligations can be met with the current investment mix and funding strategy.

The major categories of assets in our Retirement Plan as of year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 “Fair Value Measurements and Disclosures,” utilized to measure fair value (see Note 16 - Fair Value Measurements). Our Restoration Plan is unfunded.

	2024	2023
Level 1:
Mutual funds and ETFs	$34,564	$38,793
U.S. Treasury	24,341	26,633
Common stock	14,921	13,001
Cash and cash equivalents	431	1,241
Level 2:
Corporate bonds and notes	62,405	58,669
U.S. government agency securities	7,232	7,041
States and political subdivisions	25,833	29,233
Total fair value of plan assets	$169,727	$174,611
Mutual funds and exchange traded funds (“ETFs”) include various equity, fixed-income and blended funds with varying investment strategies. Approximately 74% of mutual fund investments consist of equity investments as of December 31, 2024. The investment objective of equity funds and other equity investments is long-term capital appreciation with current income. The remaining mutual fund investments consist of diversified corporate bonds and notes; U.S. and international government securities; mortgage-related and other asset-backed securities and loan participations. The investment objective of fixed-income funds and other fixed-income investments is to maximize investment return while preserving investment principal. Our investment strategies prohibit selling assets short and the use of derivatives. Additionally, our defined benefit plans do not directly invest in real estate, commodities, or private investments.
The asset allocation optimization model is used to estimate the expected long-term rate of return for a given asset allocation strategy. Expectations of returns for each asset class are based on comprehensive reviews of historical data and economic/financial market theory. During periods with volatile interest rates and equity security prices, the model may call for changes in the allocation of plan investments to achieve desired returns. Management assumed a long-term rate of return of 5.70% in the determination of the net periodic benefit cost for 2024. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by historical real returns, net of inflation, for the asset classes covered by the plan’s investment policy and projections of inflation over the long-term period during which benefits are payable to plan participants.
As of December 31, 2024, expected future benefit payments related to our defined benefit plans were as follows:

2025	$12,080
2026	12,025
2027	11,905
2028	11,596
2029	11,488
2030 through 2034	49,199
$108,293
We expect to contribute $1.1 million to the defined benefit plans during 2025.
Savings Plans
401(k) Stock Purchase Plan and Other Plans. We maintain a 401(k) stock purchase plan that permits each participant to make before-tax contributions in an amount not less than 2% and not exceeding 50% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. We match 100% of the employee’s contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation. Eligible employees must complete 30 days of service in order to enroll and vest in our matching contributions immediately. Our matching contribution is initially invested in the common stock of Cullen/Frost. Employees may immediately reallocate our matching portion, as well as invest their individual contribution, to any of a variety of investment alternatives offered under the 401(k) Plan. We may also make discretionary profit sharing contributions to eligible participants. Expense related to the plan, including both 401(k) and profit sharing contributions, totaled $30.4 million in 2024, $32.3 million in 2023 and $28.0 million in 2022.
We maintain a thrift incentive stock purchase plan and a separate non-qualified profit sharing plan to offer certain employees, whose participation in the 401(k) plan is limited, an alternative means of receiving comparable benefits. Expense related to these plans was not significant during 2024, 2023 and 2022.
Stock Compensation Plans
We have three active stock compensation plans (the 2007 Outside Directors Incentive Plan, the 2015 Omnibus Incentive Plan, and the 2024 Equity Incentive Plan). All of the plans have been approved by our shareholders. The 2024 Equity Incentive Plan (the “2024 Plan”) was approved by our shareholders on April 24, 2024 to replace the 2015 Omnibus Incentive Plan (the “2015 Plan”). Under the 2024 Plan, shareholders approved the issuance, pursuant to the plan, of 2,576,038 shares of our common stock. This amount included 2,350,000 newly authorized shares and the 226,038 shares remaining available for issuance under the superseded 2015 Plan. The 2015 Plan had previously superseded the 2007 Outside Directors Incentive Plan (the “2007 Directors Plan”) and the 2005 Omnibus Incentive Plan, which is no longer active. Our stock compensation plans were established to (i) motivate superior performance by means of performance-related incentives, (ii) encourage and provide for the acquisition of an ownership interest in our company by employees and non-employee directors and (iii) enable us to attract and retain qualified and competent persons as employees and to serve as members of our board of directors.
Under the 2024 Plan, we may grant, among other things, nonqualified stock options, incentive stock options, stock awards, stock appreciation rights, restricted stock units, performance share units or any combination thereof to certain employees and non-employee directors. Any of the authorized shares may be used for any type of award allowable under the Plan. The Compensation and Benefits Committee (“Committee”) of our Board of Directors has sole authority to (i) establish the awards to be issued, (ii) select the employees and non-employee directors to receive awards, and (iii) approve the terms and conditions of each award contract. Each award under the stock plans is evidenced by an award agreement that specifies the award price, the duration of the award, the number of shares to which the award pertains, and such other provisions as the Committee determines. For stock options, the option price for each grant is at least equal to the fair market value of a share of Cullen/Frost’s common stock on the date of grant. Options granted expire at such time as the Committee determines at the date of grant and in no event does the exercise period exceed a maximum of ten years. As defined in the plans, outstanding unvested awards may immediately vest upon a change-in-control of Cullen/Frost and subsequent termination resulting from the change in control.

A combined summary of activity in our active stock plans is presented in the table. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. The target award level for performance stock units granted in 2024, 2023 and 2022 was 21,554, 66,471 and 35,015, respectively. As of December 31, 2024, there were 2,361,570 shares remaining available for grant for future awards.

	Director Deferred Stock Units Outstanding		Non-Vested Restricted Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares/Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
January 1, 2021	56,301	$79.21	449,337	$93.05	202,460	$84.71	877,681	$69.02
Granted	5,382	133.67	119,176	142.56	52,527	133.40	—	—
Exercised/vested	(16,022)	74.89	(97,154)	94.81	(25,180)	87.18	(261,454)	63.72
Forfeited/expired	—	—	(6,040)	93.28	(16,058)	87.18	—	—
December 31, 2022	45,661	87.15	465,319	105.36	213,749	96.20	616,227	71.27
Granted	8,503	103.47	217,561	85.39	99,710	74.71	—	—
Exercised/vested	—	—	(108,920)	94.00	(28,151)	85.74	(130,286)	71.37
Forfeited/expired	—	—	(7,154)	114.53	(18,254)	85.74	—	—
December 31, 2023	54,164	89.71	566,806	99.77	267,054	89.99	485,941	71.25
Granted	7,997	116.84	176,892	129.44	32,334	119.17	—	—
Exercised/vested	(9,382)	80.99	(232,617)	91.78	(45,818)	57.89	(301,965)	74.98
Forfeited/expired	—	—	(3,219)	106.74	(22,913)	57.89	—	—
December 31, 2024	52,779	95.37	507,862	113.72	230,657	103.65	183,976	65.11
Director deferred stock units granted to non-employee directors generally have immediate vesting. Upon retirement from our board of directors, non-employee directors will receive one share of our common stock for each director deferred stock unit held. Non-vested restricted stock units granted to employees generally have a three-year-cliff vesting period although awards granted prior to 2021 generally had a four-year-cliff vesting period. Outstanding non-vested restricted stock units and director deferred stock units receive equivalent dividend payments as such dividends are declared on our common stock.
Performance stock units represent shares potentially issuable in the future. For performance stock units granted in 2024, and years prior to 2021, issuance is based upon the measure of our achievement of relative return on assets over a three-year performance period compared to an identified peer group's achievement of relative return on assets over the same three-year performance period. For performance stock units granted in 2023, 2022, and 2021, issuance is based upon the measure of our achievement of growth in adjusted net revenue, averaged over the three-year performance period, compared to the 2023, 2022, and 2021 base-year amounts, respectively. Performance stock units are eligible to receive equivalent dividend payments based on declared dividends on our common stock during the performance period. Equivalent dividend payments are based upon the ultimate number of shares issued under each performance award and are deferred until such time that the units vest and shares are issued.
Options granted to employees generally have a ten-year life and vest in equal annual installments over a four-year period. No stock options have been granted since 2015. At December 31, 2024, all outstanding options were fully exercisable at an exercise price of $65.11 per share and had a remaining contractual life of 0.82 years. The total intrinsic value of outstanding options was $12.7 million at December 31, 2024.

Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	2024	2023	2022
New shares issued from available authorized shares	—	49,887	118,389
Shares issued from available treasury stock	589,782	217,470	281,421
Total	589,782	267,357	399,810

Proceeds from stock option exercises	$22,643	$9,299	$16,659
Intrinsic value of stock options exercised	13,454	3,614	19,616
Fair value of restricted/director deferred stock units vested	35,922	13,445	19,308
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

	2024	2023	2022
Non-vested restricted stock units	$19,457	$16,734	$13,162
Director deferred stock units	934	880	720
Performance stock units	(628)	6,976	4,440
Total	$19,763	$24,590	$18,322
Income tax benefit	$4,776	$4,120	$2,969
Unrecognized stock-based compensation expense and the weighted-average period over which the expense is expected to be recognized at December 31, 2024 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

	Unrecognized Expense	Weighted-Average Number of Years for Expense Recognition
Non-vested restricted stock units	$25,827	2.20
Performance stock units	12,912	2.02
Total	$38,739
Valuation of Stock-Based Compensation. For the purposes of recognizing stock-based compensation expense, the fair value of non-vested restricted stock units and director deferred stock units is generally the market price of the stock on the measurement date, which, for us, is the date of the award. The fair value of performance stock units is determined in a similar manner except that the market price of the stock on the measurement date is discounted by the present value of the dividends expected to be paid on our common stock during the service period of the award because dividend equivalent payments on performance stock units are deferred until such time that the units vest and shares are issued. In applying this discount to the market price of our stock on the measurement date, we assumed we would pay a flat quarterly dividend during the service period equal to our most recent dividend payment, which was $0.95, $0.92 and $0.87 in 2024, 2023 and 2022, respectively, discounted at a weighted-average risk-free rate of 4.09%, 5.01% and 4.45% in 2024, 2023 and 2022, respectively.

The fair value of employee stock options granted is estimated on the measurement date, which, for us, is the date of grant. The fair value of stock options is estimated using a binomial lattice-based valuation model that takes into account employee exercise patterns based on changes in our stock price and other variables and allows for the use of dynamic assumptions about interest rates and expected volatility. No stock options have been granted since 2015.
Note 11 - Other Non-Interest Income and Expense
Other non-interest income and expense totals are presented in the following table. Components of these totals exceeding 1% of the aggregate of total net interest income and total non-interest income for any of the years presented are stated separately.

	2024	2023	2022
Other non-interest income:
Other	$52,060	$54,941	$45,217
Total	$52,060	$54,941	$45,217
Other non-interest expense:
Professional services	$56,385	$53,932	$40,908
Advertising, promotions and public relations	51,403	48,608	39,994
Other	136,623	126,827	113,799
Total	$244,411	$229,367	$194,701
In the ordinary course of business, we transact with certain directors and/or their affiliates. Payments for services provided totaled $1.8 million in 2024, $1.3 million in 2023 and $545 thousand in 2022.
Note 12 - Income Taxes
Income tax expense was as follows:

	2024	2023	2022
Current income tax expense	$125,025	$129,229	$94,595
Deferred income tax expense (benefit)	(11,600)	(14,829)	(4,918)
Income tax expense, as reported	$113,425	$114,400	$89,677

Effective tax rate	16.3%	16.1%	13.4%
A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income before income taxes is presented in the following table.

	2024	2023	2022
Income tax expense computed at the statutory rate	$146,153	$149,598	$140,454
Effect of tax-exempt interest	(38,498)	(43,114)	(50,602)
Net tax benefit from stock-based compensation	(3,795)	(894)	(4,602)
Tax benefit on dividends paid in our 401k plan	(2,281)	(2,135)	(1,854)
Non-deductible FDIC premiums	5,943	5,263	3,277
Non-deductible meals and entertainment	1,861	1,692	683
Non-deductible compensation	1,629	2,591	2,250
Other	2,413	1,399	71
Income tax expense, as reported	$113,425	$114,400	$89,677
There were no unrecognized tax benefits during any of the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.

Year-end deferred taxes are presented in the table below. Deferred taxes are based on the U.S. statutory federal income tax rate of 21%.

	2024	2023
Deferred tax assets:
Net unrealized loss on securities available for sale and transferred securities	$327,184	$291,023
Allowance for credit losses	67,697	62,592
Lease liabilities under operating leases	64,691	66,442
Bonus accrual	13,753	9,680
FDIC deposit insurance special assessment	8,647	9,468
Stock-based compensation	6,321	7,712
Net actuarial loss on defined benefit post-retirement benefit plans	5,630	6,493
Deferred loan and lease origination fees	3,990	4,129
Other	6,496	5,892
Total gross deferred tax assets	504,409	463,431
Deferred tax liabilities:
Right-of-use assets under operating leases	(56,759)	(58,905)
Premises and equipment	(38,352)	(42,640)
Intangible assets	(18,048)	(18,106)
Defined benefit post-retirement benefit plans	(13,591)	(13,073)
Other	(2,422)	(2,368)
Total gross deferred tax liabilities	(129,172)	(135,092)
Net deferred tax asset (liability)	$375,237	$328,339
No valuation allowance for deferred tax assets was recorded at December 31, 2024 and 2023 as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income. There were no unrecognized tax benefits during any of the reported periods.
We file income tax returns in the U.S. federal jurisdiction. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2021.
Note 13 - Other Comprehensive Income (Loss)
The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
2024
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(171,662)	$(36,049)	$(135,613)
Change in net unrealized gain on securities transferred to held to maturity	(629)	(132)	(497)
Reclassification adjustment for net (gains) losses included in net income	96	20	76
Total securities available for sale and transferred securities	(172,195)	(36,161)	(136,034)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	2,439	512	1,927
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,673	351	1,322
Total defined-benefit post-retirement benefit plans	4,112	863	3,249
Total other comprehensive income (loss)	$(168,083)	$(35,298)	$(132,785)

	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
2023
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$277,926	$58,364	$219,562
Change in net unrealized gain on securities transferred to held to maturity	(649)	(136)	(513)
Reclassification adjustment for net (gains) losses included in net income	(66)	(14)	(52)
Total securities available for sale and transferred securities	277,211	58,214	218,997
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	9,278	1,948	7,330
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	3,479	731	2,748
Total defined-benefit post-retirement benefit plans	12,757	2,679	10,078
Total other comprehensive income (loss)	$289,968	$60,893	$229,075
2022
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(2,143,567)	$(450,149)	$(1,693,418)
Change in net unrealized gain on securities transferred to held to maturity	(737)	(155)	(582)
Total securities available for sale and transferred securities	(2,144,304)	(450,304)	(1,694,000)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	(5,005)	(1,051)	(3,954)
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	2,964	622	2,342
Total defined-benefit post-retirement benefit plans	(2,041)	(429)	(1,612)
Total other comprehensive income (loss)	$(2,146,345)	$(450,733)	$(1,695,612)

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
2024
Beginning balance	$(1,094,794)	$(24,425)	$(1,119,219)
Other comprehensive income (loss) before reclassification	(136,110)	1,927	(134,183)
Reclassification of amounts included in net income	76	1,322	1,398
Net other comprehensive income (loss) during period	(136,034)	3,249	(132,785)
Ending balance	$(1,230,828)	$(21,176)	$(1,252,004)
2023
Beginning balance	$(1,313,791)	$(34,503)	$(1,348,294)
Other comprehensive income (loss) before reclassification	219,049	7,330	226,379
Reclassification of amounts included in net income	(52)	2,748	2,696
Net other comprehensive income (loss) during period	218,997	10,078	229,075
Ending balance	$(1,094,794)	$(24,425)	$(1,119,219)
2022
Beginning balance	$380,209	$(32,891)	$347,318
Other comprehensive income (loss) before reclassification	(1,694,000)	(3,954)	(1,697,954)
Reclassification of amounts included in net income	—	2,342	2,342
Net other comprehensive income (loss) during period	(1,694,000)	(1,612)	(1,695,612)
Ending balance	$(1,313,791)	$(34,503)	$(1,348,294)

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
From time to time, we have entered into certain interest rate derivative contracts that are designated as hedging instruments to hedge the risk of changes in the fair value of certain commercial loans/leases due to changes in interest rates. We also enter into certain interest rate derivative contracts that are not designated as hedging instruments to accommodate the business needs of our customers. These derivative contracts relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with a third-party financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customers, changes in the fair value of the underlying derivative contracts largely offset each other and do not significantly impact our results of operations.
The notional amounts and estimated fair values of interest rate derivative contracts outstanding are presented in the following table. The fair values of these contracts are estimated utilizing internal valuation methods with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero at both December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps - assets	$1,213,519	$63,001	$1,040,659	$58,486
Loan/lease interest rate swaps - liabilities	663,078	(9,068)	617,266	(20,293)
Loan/lease interest rate caps - assets	205,164	7,053	275,000	11,747
Customer counterparties:
Loan/lease interest rate swaps - assets	663,078	9,068	617,266	20,482
Loan/lease interest rate swaps - liabilities	1,213,519	(63,000)	1,040,659	(58,485)
Loan/lease interest rate caps - liabilities	205,164	(7,054)	275,000	(11,747)
The weighted-average rates paid and received for interest rate swaps outstanding at December 31, 2024 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Non-hedging interest rate swaps - financial institution counterparties	5.08%	6.26%
Non-hedging interest rate swaps - customer counterparties	6.26	5.08
The weighted-average strike rate for outstanding interest rate caps was 3.66% at December 31, 2024.

Commodity Derivatives. We enter into certain commodity derivative contracts that are not designated as hedging instruments to accommodate the business needs of our customers. Upon the origination of a commodity derivative contract with a customer, we simultaneously enter into an offsetting contract with a third-party financial institution to mitigate our exposure to fluctuations in commodity prices. Because we act as an intermediary for our customers, changes in the fair value of the underlying derivative contracts largely offset each other and do not significantly impact our results of operations.
The notional amounts and estimated fair values of non-hedging commodity derivative contracts outstanding are presented in the following table. The fair values of these contracts are estimated utilizing internal valuation methods with observable market data inputs.

		December 31, 2024		December 31, 2023
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil - assets	Barrels	7,097	$27,471	5,601	$37,667
Oil - liabilities	Barrels	4,768	(12,897)	4,581	(18,500)
Natural gas - assets	MMBTUs	25,454	3,804	17,363	11,822
Natural gas - liabilities	MMBTUs	26,082	(4,054)	6,462	(2,499)
Customer counterparties:
Oil - assets	Barrels	4,872	$12,973	4,618	$18,722
Oil - liabilities	Barrels	6,993	(26,753)	5,564	(36,877)
Natural gas - assets	MMBTUs	26,767	4,255	6,462	2,499
Natural gas - liabilities	MMBTUs	24,769	(3,600)	17,363	(11,571)
Foreign Currency Derivatives. We enter into foreign currency derivative contracts that are not designated as hedging instruments to accommodate the business needs of our customers and to mitigate our exposure to foreign currency. Upon the origination of a foreign currency derivative contract with a customer, we simultaneously enter into an offsetting contract with a third-party financial institution to mitigate our exposure to fluctuations in foreign currency exchange rates. Because we act as an intermediary for our customers, changes in the fair value of the underlying derivative contracts largely offset each other and do not significantly impact our results of operations. We also utilize foreign currency derivative contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on foreign currency holdings and certain short-term, non-U.S. dollar denominated loans. The notional amounts and fair values of non-hedging foreign currency derivative contracts are presented in the following table. The fair values of these contracts are estimated utilizing internal valuation methods with observable market data inputs.

		December 31, 2024		December 31, 2023
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward/option contracts - assets	CAD	—	$—	250	$1
Forward/option contracts - liabilities	EUR	—	—	3,000	(14)
Forward contracts - liabilities	CAD	—	—	250	(5)
Customer counterparties:
Forward/option contracts - assets	EUR	—	—	3,000	16
Forward/option contracts - assets	CAD	—	—	250	5
Forward contracts - liabilities	CAD	—	—	250	—
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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2024	2023	2022
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$—	$16	$(7)
Amount of (gain) loss included in other non-interest expense	—	—	6
As stated above, we enter into non-hedge related derivative positions primarily to accommodate the business needs of our customers. Upon the origination of a derivative contract with a customer, we simultaneously enter into an offsetting derivative contract with a third-party financial institution. We recognize immediate income based upon the difference in the bid/ask spread of the underlying transactions with our customers and the third party. Because we act only as an intermediary for our customer, subsequent changes in the fair value of the underlying derivative contracts largely offset each other and do not significantly impact our results of operations.
Amounts included in the consolidated statements of income related to non-hedging interest rate, commodity, foreign currency and other derivative instruments are presented in the table below.

	2024	2023	2022
Non-hedging interest rate derivatives:
Other non-interest income	$4,304	$6,982	$1,742
Other non-interest expense	3	—	—
Non-hedging commodity derivatives:
Other non-interest income	2,183	1,889	2,297
Non-hedging foreign currency derivatives:
Other non-interest income	11	30	63
Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers and financial institution counterparties and their ability to meet contractual terms. Financial institution counterparties must have an investment grade credit rating and be approved by our Asset/Liability Management Committee. Our credit exposure on derivative contracts is limited to the net favorable value of all contracts by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with any of our derivative contracts. Certain derivative contracts with financial institution counterparties may be terminated with respect to a party in the transaction, if such party does not have at least a minimum level rating assigned to either its senior unsecured long-term debt or its deposit obligations by certain third-party rating agencies.
Our credit exposure relating to interest rate, commodity, and foreign currency derivative contracts with bank customers was approximately $9.5 million at December 31, 2024. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate, commodity, and foreign currency derivative contracts with financial institution counterparties was approximately $1.5 million at December 31, 2024. This amount was primarily related to a shortfall of collateral we have received from certain counterparties. Collateral positions are generally cleared on the next business day. Collateral levels for financial institution counterparties are monitored and adjusted as necessary. See Note 15 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with financial institution counterparties. At December 31, 2024, we had $350 thousand in cash collateral related to derivative contracts on deposit with other financial institution counterparties.

Note 15 - Balance Sheet Offsetting and Repurchase Agreements
Balance Sheet Offsetting. Certain financial instruments, including resell and repurchase agreements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Our derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, we do not generally offset such financial instruments for financial reporting purposes.
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2024 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2024
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$70,054	$—	$70,054
Commodity swaps and options	31,275	—	31,275
Total derivatives	101,329	—	101,329
Resell agreements	9,650	—	9,650
Total	$110,979	$—	$110,979
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$9,068	$—	$9,068
Commodity swaps and options	16,951	—	16,951
Total derivatives	26,019	—	26,019
Repurchase agreements	4,342,941	—	4,342,941
Total	$4,368,960	$—	$4,368,960

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2024
Financial assets:
Derivatives:
Counterparty H	$36,286	$(10,129)	$(26,157)	$—
Counterparty F	15,505	(2,322)	(11,759)	1,424
Counterparty B	22,338	(4,522)	(17,816)	—
Counterparty E	14,219	(2,109)	(12,100)	10
Other counterparties	12,981	(6,632)	(6,325)	24
Total derivatives	101,329	(25,714)	(74,157)	1,458
Resell agreements	9,650	—	(9,650)	—
Total	$110,979	$(25,714)	$(83,807)	$1,458
Financial liabilities:
Derivatives:
Counterparty H	$10,129	$(10,129)	$—	$—
Counterparty F	2,322	(2,322)	—	—
Counterparty B	4,522	(4,522)	—	—
Counterparty E	2,109	(2,109)	—	—
Other counterparties	6,937	(6,632)	(305)	—
Total derivatives	26,019	(25,714)	(305)	—
Repurchase agreements	4,342,941	—	(4,342,941)	—
Total	$4,368,960	$(25,714)	$(4,343,246)	$—

Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2023 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2023
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$70,233	$—	$70,233
Commodity swaps and options	49,489	—	49,489
Foreign currency forward/option contracts	1	—	1
Total derivatives	119,723	—	119,723
Resell agreements	84,650	—	84,650
Total	$204,373	$—	$204,373
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$20,293	$—	$20,293
Commodity swaps and options	20,999	—	20,999
Foreign currency forward contracts	19	—	19
Total derivatives	41,311	—	41,311
Repurchase agreements	4,127,188	—	4,127,188
Total	$4,168,499	$—	$4,168,499

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2023
Financial assets:
Derivatives:
Counterparty H	$36,551	$(8,870)	$(27,170)	$511
Counterparty F	31,202	(7,444)	(22,954)	804
Counterparty B	23,829	(5,151)	(18,472)	206
Counterparty E	13,271	(4,548)	(8,723)	—
Other counterparties	14,870	(6,418)	(7,520)	932
Total derivatives	119,723	(32,431)	(84,839)	2,453
Resell agreements	84,650	—	(84,650)	—
Total	$204,373	$(32,431)	$(169,489)	$2,453
Financial liabilities:
Derivatives:
Counterparty H	$8,870	$(8,870)	$—	$—
Counterparty F	7,444	(7,444)	—	—
Counterparty B	5,151	(5,151)	—	—
Counterparty E	4,548	(4,548)	—	—
Other counterparties	15,298	(6,418)	(8,580)	300
Total derivatives	41,311	(32,431)	(8,580)	300
Repurchase agreements	4,127,188	—	(4,127,188)	—
Total	$4,168,499	$(32,431)	$(4,135,768)	$300

Repurchase Agreements. We utilize securities sold under agreements to repurchase to accommodate the business needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of December 31, 2024 and December 31, 2023 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2024
Repurchase agreements:
U.S. Treasury	$2,170,482	$—	$—	$—	$2,170,482
Residential mortgage-backed securities	2,172,459	—	—	—	2,172,459
Total borrowings	$4,342,941	$—	$—	$—	$4,342,941
Gross amount of recognized liabilities for repurchase agreements					$4,342,941
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2023
Repurchase agreements:
U.S. Treasury	$3,300,662	$—	$—	$—	$3,300,662
Residential mortgage-backed securities	826,526	—	—	—	826,526
Total borrowings	$4,127,188	$—	$—	$—	$4,127,188
Gross amount of recognized liabilities for repurchase agreements					$4,127,188
Amounts related to agreements not included in offsetting disclosures above					$—
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
In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-

based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes our valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.
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
Derivatives. Derivatives are generally reported at fair value utilizing Level 2 inputs. We utilize internal valuation methods with observable market data inputs to estimate the fair values of our outstanding interest rate, commodity and foreign currency derivative contracts. We also obtain dealer quotations and/or utilize third-party models for comparative purposes to assess the reasonableness of our model valuations. Though there has never been a significant discrepancy in the valuations, should such a significant discrepancy arise, we would obtain price verification from a third-party dealer. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are considered to have been derived utilizing Level 3 inputs.
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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2024
Securities available for sale:
U.S. Treasury	$3,442,320	$—	$—	$3,442,320
Residential mortgage-backed securities	—	6,997,902	—	6,997,902
States and political subdivisions	—	4,560,224	—	4,560,224
Other	—	43,179	—	43,179
Trading account securities:
U.S. Treasury	33,910	—	—	33,910
States and political subdivisions	—	—	—	—
Derivative assets:
Interest rate swaps, caps and floors	—	79,122	—	79,122
Commodity swaps and options	—	48,503	—	48,503
Foreign currency forward/option contracts	—	—	—	—
Derivative liabilities:
Interest rate swaps, caps and floors	—	79,122	—	79,122
Commodity swaps and options	—	47,304	—	47,304
Foreign currency forward/option contracts	—	—	—	—
2023
Securities available for sale:
U.S. Treasury	$4,927,589	$—	$—	$4,927,589
Residential mortgage-backed securities	—	6,596,682	—	6,596,682
States and political subdivisions	—	5,011,331	—	5,011,331
Other	—	42,769	—	42,769
Trading account securities:
U.S. Treasury	30,265	—	—	30,265
States and political subdivisions	—	1,452	—	1,452
Derivative assets:
Interest rate swaps, caps and floors	—	90,715	—	90,715
Commodity swaps and options	—	70,710	—	70,710
Foreign currency forward contracts	—	22	—	22
Derivative liabilities:
Interest rate swaps, caps and floors	—	90,525	—	90,525
Commodity swaps and options	—	69,447	—	69,447
Foreign currency forward contracts	—	19	—	19
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods include certain loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data, typically in the case of real estate collateral, or Level 3 inputs based on customized discounting criteria, typically in the case of non-real estate collateral such as inventory, oil and gas reserves, accounts receivable, equipment or other business assets.

The following table presents collateral dependent loans that were remeasured and reported at fair value through a specific allocation of the allowance for credit losses on loans based upon the fair value of the underlying collateral:

	2024	2023	2022
Level 2
Carrying value before allocations	$4,982	$19,719	$6,237
Specific (allocations) reversals of prior allocations	(650)	(3,391)	(1,480)
Fair value	$4,332	$16,328	$4,757
Level 3
Carrying value before allocations	$37,082	$15,465	$8,156
Specific (allocations) reversals of prior allocations	(10,987)	(2,344)	625
Fair value	$26,095	$13,121	$8,781
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
The following table presents foreclosed assets that were remeasured and reported at fair value:

	2024	2023	2022
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$19,297	$—	$239
Charge-offs recognized in the allowance for credit losses on loans	(3,797)	—	—
Fair value	$15,500	$—	$239
Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for credit losses on loans and generally do not, and did not during the reported periods, significantly impact our credit loss expense. Regulatory guidelines require us to reevaluate the fair value of other real estate owned on at least an annual basis. While our policy is to comply with the regulatory guidelines, our general practice is to reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. Thus, appraisals are generally not considered to be outdated, and we typically do not make any adjustments to the appraised values.
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
The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	December 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$10,234,258	$10,234,258	$8,687,276	$8,687,276
Securities held to maturity	3,533,775	3,360,546	3,619,428	3,532,044
Accrued interest receivable	236,591	236,591	251,385	251,385
Level 3 inputs:
Loans, net	20,484,662	20,066,512	18,578,255	18,117,369
Financial liabilities:
Level 2 inputs:
Deposits	42,722,748	42,712,907	41,920,568	41,903,580
Federal funds purchased	21,975	21,975	14,200	14,200
Repurchase agreements	4,342,941	4,342,941	4,127,188	4,127,188
Junior subordinated deferrable interest debentures	123,184	123,712	123,127	123,712
Subordinated notes	99,648	98,453	99,491	96,071
Accrued interest payable	58,870	58,870	61,222	61,222
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

Note 17 - Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. The regions are primarily based upon geographic location and include Austin, Dallas, Fort Worth, Gulf Coast (which includes Corpus Christi and the Rio Grande Valley), Houston, Permian Basin, San Antonio and Statewide. We are primarily managed based on the line of business structure. In that regard, all regions have the same lines of business, which have the same product and service offerings, have similar types and classes of customers and utilize similar service delivery methods. Pricing guidelines for products and services are the same across all regions. The regional reporting structure is primarily a means to scale the lines of business to provide a local, community focus for customer relations and business development.
Banking and Frost Wealth Advisors are delineated by the products and services that each segment offers. The Banking operating segment includes both commercial and consumer banking services and Frost Insurance Agency. Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. Frost Insurance Agency provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty products, as well as group health and life insurance products. The Frost Wealth Advisors operating segment includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and securities brokerage services. A third operating segment, Non-Banks, is for the most part the parent holding company, as well as certain other insignificant non-bank subsidiaries of the parent that, for the most part, have little or no activity. Non-banks also includes certain eliminating amounts. The parent company’s principal activities include the direct and indirect ownership of our banking and non-banking subsidiaries and the issuance of debt and equity. Our principal source of revenue is dividends from our subsidiaries.
The accounting policies of each reportable segment are the same as those of our consolidated entity except for the following items, which impact the Banking and Frost Wealth Advisors segments: (i) expenses for consolidated back-office operations and general overhead-type expenses such as executive administration, accounting and internal audit are allocated to operating segments based on estimated uses of those services, and (ii) the parent company records the tax expense or benefit necessary to reconcile to the consolidated total.
Our chief executive officer is our chief operating decision maker. We use a match-funded transfer pricing process to allocate costs, capital and resources to each operating segment. The process helps us to (i) identify the cost or opportunity value of funds within each business segment, (ii) measure the profitability of a particular business segment by relating appropriate costs to revenues, (iii) evaluate each business segment in a manner consistent with its economic impact on consolidated earnings, and (iv) enhance asset and liability pricing decisions. Our chief executive officer reviews actual net income versus budgeted net income to assess segment performance on a monthly basis and to make decisions about allocating capital and personnel to the segments.

Financial results by operating segment, including significant expense categories provided to the chief operating decision maker, are detailed below. Certain prior period amounts have been reclassified to conform to the current presentation. Frost Wealth Advisors excludes off-balance-sheet managed and custody assets with a total fair value of $51.4 billion, $47.2 billion and $42.9 billion at December 31, 2024, 2023 and 2022.

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2024
Interest income	$2,382,675	$7,962	$—	$2,390,637
Interest expense	772,075	421	13,529	786,025
Net interest income (expense)	1,610,600	7,541	(13,529)	1,604,612
Credit loss expense	64,985	—	—	64,985
Net interest income after credit loss expense	1,545,615	7,541	(13,529)	1,539,627
Non-interest income:
Trust and investment management fees	—	167,448	(2,178)	165,270
Service charges on deposit accounts	106,217	13	—	106,230
Insurance commissions and fees	61,269	—	—	61,269
Interchange and card transaction fees	21,017	—	—	21,017
Other charges, commissions and fees	30,626	22,717	5	53,348
Net gain (loss) on securities transactions	(96)	—	—	(96)
Other	45,790	6,011	259	52,060
Total non-interest income	264,823	196,189	(1,914)	459,098
Non-interest expense:
Salaries and wages	544,843	74,928	1,623	621,394
Employee benefits	109,431	12,911	104	122,446
Net occupancy	115,136	13,615	—	128,751
Technology, furniture and equipment	142,517	5,764	206	148,487
Deposit insurance	37,203	66	—	37,269
Other	189,700	49,790	4,921	244,411
Total non-interest expense	1,138,830	157,074	6,854	1,302,758
Income (loss) before income taxes	671,608	46,656	(22,297)	695,967
Income tax expense (benefit)	110,524	9,798	(6,897)	113,425
Net income (loss)	561,084	36,858	(15,400)	582,542
Preferred stock dividends	—	—	6,675	6,675
Net income (loss) available to common shareholders	$561,084	$36,858	$(22,075)	$575,867
Revenues from (expenses to) external customers	$1,875,423	$203,730	$(15,443)	$2,063,710
Average assets (in millions)	$49,621	$64	$9	$49,694

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2023
Interest income	$2,209,659	$8,057	$—	$2,217,716
Interest expense	647,218	437	11,397	659,052
Net interest income (expense)	1,562,441	7,620	(11,397)	1,558,664
Credit loss expense	46,171	—	—	46,171
Net interest income after credit loss expense	1,516,270	7,620	(11,397)	1,512,493
Non-interest income:
Trust and investment management fees	—	155,278	(1,963)	153,315
Service charges on deposit accounts	93,478	26	—	93,504
Insurance commissions and fees	58,271	—	—	58,271
Interchange and card transaction fees	19,419	—	—	19,419
Other charges, commissions and fees	30,217	18,809	—	49,026
Net gain (loss) on securities transactions	66	—	—	66
Other	49,868	4,793	280	54,941
Total non-interest income	251,319	178,906	(1,683)	428,542
Non-interest expense:
Salaries and wages	480,083	66,070	1,565	547,718
Employee benefits	103,427	11,776	103	115,306
Net occupancy	109,953	14,443	—	124,396
Technology, furniture and equipment	129,042	6,054	190	135,286
Deposit insurance	76,535	54	—	76,589
Other	178,784	46,081	4,502	229,367
Total non-interest expense	1,077,824	144,478	6,360	1,228,662
Income (loss) before income taxes	689,765	42,048	(19,440)	712,373
Income tax expense (benefit)	111,145	8,830	(5,575)	114,400
Net income (loss)	578,620	33,218	(13,865)	597,973
Preferred stock dividends	—	—	6,675	6,675
Net income (loss) available to common shareholders	$578,620	$33,218	$(20,540)	$591,298
Revenues from (expenses to) external customers	$1,813,760	$186,526	$(13,080)	$1,987,206
Average assets (in millions)	$49,536	$59	$9	$49,604

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2022
Interest income	$1,470,947	$4,774	$—	$1,475,721
Interest expense	175,480	129	8,829	184,438
Net interest income (expense)	1,295,467	4,645	(8,829)	1,291,283
Credit loss expense	3,000	—	—	3,000
Net interest income after credit loss expense	1,292,467	4,645	(8,829)	1,288,283
Non-interest income:
Trust and investment management fees	—	156,751	(2,072)	154,679
Service charges on deposit accounts	91,851	40	—	91,891
Insurance commissions and fees	53,210	—	—	53,210
Interchange and card transaction fees	18,231	—	—	18,231
Other charges, commissions and fees	24,520	17,070	—	41,590
Net gain (loss) on securities transactions	—	—	—	—
Other	43,064	2,013	140	45,217
Total non-interest income	230,876	175,874	(1,932)	404,818
Non-interest expense:
Salaries and wages	430,660	59,988	1,448	492,096
Employee benefits	78,178	10,273	157	88,608
Net occupancy	98,916	13,579	—	112,495
Technology, furniture and equipment	115,257	5,341	173	120,771
Deposit insurance	15,569	34	—	15,603
Other	147,841	42,794	4,066	194,701
Total non-interest expense	886,421	132,009	5,844	1,024,274
Income (loss) before income taxes	636,922	48,510	(16,605)	668,827
Income tax expense (benefit)	85,127	10,187	(5,637)	89,677
Net income (loss)	551,795	38,323	(10,968)	579,150
Preferred stock dividends	—	—	6,675	6,675
Net income (loss) available to common shareholders	$551,795	$38,323	$(17,643)	$572,475
Revenues from (expenses to) external customers	$1,526,343	$180,519	$(10,761)	$1,696,101
Average assets (in millions)	$51,448	$57	$8	$51,513

Note 18 - Condensed Financial Statements of Parent Company
Condensed financial statements pertaining only to Cullen/Frost Bankers, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.
Condensed Balance Sheets

	December 31,
	2024	2023
Assets:
Cash	$334,512	$350,525
Total cash and cash equivalents	334,512	350,525
Investment in subsidiaries	3,828,890	3,625,951
Accrued interest receivable and other assets	1,231	1,233
Total assets	$4,164,633	$3,977,709
Liabilities:
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	$123,184	$123,127
Subordinated notes, net of unamortized issuance costs	99,648	99,491
Accrued interest payable and other liabilities	43,213	38,644
Total liabilities	266,045	261,262
Shareholders’ Equity	3,898,588	3,716,447
Total liabilities and shareholders’ equity	$4,164,633	$3,977,709
Condensed Statements of Income

	Year Ended December 31,
	2024	2023	2022
Income:
Dividend income paid by Frost Bank	$262,214	$279,679	$51,711
Dividend income paid by non-banks	268	255	109
Interest and other income	—	1,929	—
Total income	262,482	281,863	51,820
Expenses:
Interest expense	13,529	13,304	8,829
Salaries and employee benefits	1,727	1,668	1,605
Other	7,304	6,653	6,316
Total expenses	22,560	21,625	16,750
Income before income taxes and equity in undistributed earnings of subsidiaries	239,922	260,238	35,070
Income tax benefit	6,896	5,974	5,641
Equity in undistributed earnings of subsidiaries	335,724	331,761	538,439
Net income	582,542	597,973	579,150
Preferred stock dividends	6,675	6,675	6,675
Net income available to common shareholders	$575,867	$591,298	$572,475

Condensed Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
Operating Activities:
Net income	$582,542	$597,973	$579,150
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(335,724)	(331,761)	(538,439)
Stock-based compensation	934	880	720
Net tax benefit from stock-based compensation	463	331	472
Net change in other assets and other liabilities	4,322	19,867	(15,249)
Net cash from operating activities	252,537	287,290	26,654
Investing Activities:
Net cash from investing activities	—	—	—
Financing Activities:
Proceeds from stock option exercises	22,643	9,299	16,659
Proceeds from stock-based compensation activities of subsidiaries	18,829	23,710	17,602
Purchase of treasury stock	(60,901)	(42,720)	(4,391)
Cash dividends paid on preferred stock	(6,675)	(6,675)	(6,675)
Cash dividends paid on common stock	(242,446)	(232,323)	(209,780)
Net cash from financing activities	(268,550)	(248,709)	(186,585)
Net change in cash and cash equivalents	(16,013)	38,581	(159,931)
Cash and cash equivalents at beginning of year	350,525	311,944	471,875
Cash and cash equivalents at end of year	$334,512	$350,525	$311,944
Note 19 - Accounting Standards Updates
ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method.” Under prior guidance, entities can apply the last-of-layer hedging method to hedge the exposure of a closed portfolio of prepayable financial assets to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 expands the last-of-layer method, which permits only one hedge layer, to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. ASU 2022-01 also (i) expands the scope of the portfolio layer method to include non-prepayable financial assets, (ii) specifies eligible hedging instruments in a single-layer hedge, (iii) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method and (iv) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. ASU 2022-01 became effective for us in 2023. The adoption of ASU 2022-01 did not have a significant impact on our financial statements.
ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 3126-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 became effective for us in 2023. The adoption of ASU 2022-02 did not have a significant impact on our financial statements.
ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain new disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 became effective for us in 2024 and did not have a significant effect on our financial statements.
ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” ASU 2023-01 requires entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 also provides certain practical expedients applicable to private companies and not-for-profit organizations. ASU 2023-01 became effective for us in 2024 and did not have a significant effect on our financial statements.
ASU No. 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” ASU 2023-02 is intended to improve the accounting and disclosures for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. ASU 2023-02 became effective for us in 2024 and did not have a significant effect on our financial statements.
ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 became effective for our annual financial statements in 2024 (see Note 17 - Operating Segments) and will be effective for interim periods within fiscal years in 2025.
ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for us in 2025 and is not expected to have a significant impact on our financial statements.
ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for us, on a prospective basis, for annual periods beginning in 2027, and interim periods within fiscal years beginning in 2028, though early adoption and retrospective application is permitted. ASU 2024-03 is not expected to have a significant impact on our financial statements.

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
As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 framework”). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2024, based on those criteria.
Ernst & Young LLP, San Antonio, Texas, (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cullen/Frost Bankers, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Cullen/Frost Bankers, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cullen/Frost Bankers, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 6, 2025 expressed an unqualified opinion thereon.

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

San Antonio, Texas
February 6, 2025
ITEM 9B. OTHER INFORMATION
Insider Trading Policies and Procedures. Certain information regarding our insider trading policies under the section captioned “Insider Trading Policies and Procedures” is included in Part II, Item 5 elsewhere in this Annual Report on Form 10-K.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements. None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” and under the section captioned “Insider Trading Policies and Procedures” included in Part I, Item 1, and Part II, Item 5, respectively, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Cullen/Frost Bankers, Inc.		10-Q	001-13221	3.1	7/26/2006
3.2	Amended and Restated Bylaws of Cullen/Frost Bankers, Inc.		8-K	001-13221	3.1	7/31/2020
3.3	Certificate of Designations of 4.450% Non-Cumulative Perpetual Preferred Stock, Series B		8-A	001-13221	3.3	11/19/2020
4.1	Description of Registrant's Securities		10-K	001-13221	4.1	2/3/2023
4.2P(1)	Instruments Defining the Rights of Holders of Long-Term Debt
10.1(2)	Cullen/Frost Bankers, Inc. Restoration Plan		10-K	001-13221	10.1	2/6/2019
10.2(2)	Amendment No. 1 to the Cullen/Frost Bankers, Inc. Restoration Plan		10-K	001-13221	10.2	2/6/2019
10.3(2)	Thrift Incentive Stock Purchase Plan for Certain Employees of Cullen/Frost Bankers, Inc.		10-K	001-13221	10.3	2/6/2019
10.4(2)	Cullen/Frost Restoration Profit Sharing Plan		10-K	001-13221	10.7	2/6/2019
10.5(2)	Amendment No. 1 to the Cullen/Frost Restoration Profit Sharing Plan		10-K	001-13221	10.8	2/6/2019
10.6(2)	2007 Outside Director Incentive Plan		S-8	333-143397	4.4	5/31/2007
10.7(2)	2015 Omnibus Incentive Plan		DEF 14A	001-13221	Annex A	3/23/2015
10.8(2)	Amendment to the 2015 Omnibus Incentive Plan		10-K	001-13221	10.12	2/3/2017
10.9(2)	2024 Equity Incentive Plan		DEF 14A	001-13221	Appendix A	3/8/2024
10.10(2)	Form of Non-Qualified Stock Option Award Agreement - 2015 Plan		10-Q	001-13221	10.2	7/28/2022
10.11(2)	Form of Restricted Stock Unit Award Agreement - 3 Year Award		10-Q	001-13221	10.4	7/28/2022
10.13(2)	Form of Performance Stock Unit Award Agreement - 2021		10-Q	001-13221	10.7	7/28/2022
10.14(2)	Form of Performance Stock Unit Award Agreement - 2022		10-K	001-13221	10.17	2/3/2023
10.15(2)	Form of Performance Stock Unit Award Agreement - 2023		10-K	001-13221	10.17	2/6/2024
10.16(2)	Form of Performance Stock Unit Award Agreement - 2024	X
10.17(2)	Form of Deferred Stock Unit Award Agreement with Outside Directors		10-Q	001-13221	10.8	7/28/2022
10.18(2)	Executive Change-in-Control Severance Plan		10-Q	001-13221	10.1	10/28/2021
19.1	Cullen/Frost Bankers, Inc. Insider Trading Policy		10-K	001-13221	19.1	2/6/2024
21.1	Subsidiaries of Cullen/Frost Bankers, Inc.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney	X
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	X
32.1(3)	Section 1350 Certification of the Chief Executive Officer	X
32.2(3)	Section 1350 Certification of the Chief Financial Officer	X
97.1	Clawback Policy		10-K	001-13221	97.1	2/6/2024
101.INS(4)	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104(5)	Cover Page Interactive Data File
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

Date:	February 6, 2025	CULLEN/FROST BANKERS, INC.
(Registrant)

		By:	/s/ DANIEL J. GEDDES
Daniel J. Geddes Group Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILLIP D. GREEN*	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 6, 2025
Phillip D. Green

/s/ DANIEL J. GEDDES	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 6, 2025
Daniel J. Geddes

/s/ MATTHEW B. HENSON	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 6, 2025
Matthew B. Henson

/s/ HOPE ANDRADE*	Director	February 6, 2025
Hope Andrade

/s/ CHRIS M. AVERY*	Director	February 6, 2025
Chris M. Avery

/s/ ANTHONY R. CHASE*	Director	February 6, 2025
Anthony R. Chase

/s/ CYNTHIA J. COMPARIN*	Director	February 6, 2025
Cynthia J. Comparin

/s/ SAMUEL G. DAWSON*	Director	February 6, 2025
Samuel G. Dawson

/s/ CRAWFORD H. EDWARDS*	Director	February 6, 2025
Crawford H. Edwards

/s/ DAVID J. HAEMISEGGER*	Director	February 6, 2025
David J. Haemisegger

/s/ CHARLES W. MATTHEWS*	Director	February 6, 2025
Charles W. Matthews

/s/ JOSEPH A. PIERCE*	Director	February 6, 2025
Joseph A. Pierce

/s/ LINDA B. RUTHERFORD*	Director	February 6, 2025
Linda B. Rutherford

/s/ JACK WILLOME*	Director	February 6, 2025
Jack Willome

*By: /s/ Daniel J. Geddes	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 6, 2025
Daniel J. Geddes As attorney-in-fact for the persons indicated