Form 10-Q
period 2025-03-31
CULLEN/FROST BANKERS, INC.
filed 2025-05-01
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2025
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2025, there were 64,287,941 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
March 31, 2025

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2025	December 31, 2024
Assets:
Cash and due from banks	$759,062	$722,906
Interest-bearing deposits	7,084,646	9,495,777
Federal funds sold	50	5,925
Resell agreements	9,650	9,650
Total cash and cash equivalents	7,853,408	10,234,258
Securities held to maturity, net of allowance for credit losses of $310 at both March 31, 2025 and December 31, 2024	3,511,156	3,533,775
Securities available for sale, at estimated fair value	16,864,472	15,043,625
Trading account securities	34,662	33,910
Loans, net of unearned discounts	20,903,920	20,754,813
Less: Allowance for credit losses on loans	(275,488)	(270,151)
Net loans	20,628,432	20,484,662
Premises and equipment, net	1,272,564	1,245,377
Accrued interest receivable and other assets	1,840,048	1,944,652
Total assets	$52,004,742	$52,520,259

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$14,249,173	$14,441,820
Interest-bearing deposits	28,141,498	28,280,928
Total deposits	42,390,671	42,722,748
Federal funds purchased	25,650	21,975
Repurchase agreements	4,467,470	4,342,941
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	123,199	123,184
Subordinated notes, net of unamortized issuance costs	99,687	99,648
Accrued interest payable and other liabilities	783,905	1,311,175
Total liabilities	47,890,582	48,621,671

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 150,000 Series B shares ($1,000 liquidation preference) issued at both March 31, 2025 and December 31, 2024	145,452	145,452
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,404,582 shares issued at both March 31, 2025 and December 31, 2024	644	644
Additional paid-in capital	1,079,653	1,075,572
Retained earnings	4,031,422	3,951,482
Accumulated other comprehensive income (loss), net of tax	(1,129,211)	(1,252,004)
Treasury stock, at cost; 121,641 shares at March 31, 2025 and 207,150 at December 31, 2024	(13,800)	(22,558)
Total shareholders’ equity	4,114,160	3,898,588
Total liabilities and shareholders’ equity	$52,004,742	$52,520,259
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Interest income:
Loans, including fees	$334,608	$330,540
Securities:
Taxable	116,256	98,062
Tax-exempt	54,607	55,259
Interest-bearing deposits	79,495	100,361
Federal funds sold	40	80
Resell agreements	111	1,198
Total interest income	585,117	585,500
Interest expense:
Deposits	133,168	155,634
Federal funds purchased	201	444
Repurchase agreements	32,419	35,948
Junior subordinated deferrable interest debentures	1,945	2,259
Subordinated notes	1,164	1,164
Total interest expense	168,897	195,449
Net interest income	416,220	390,051
Credit loss expense	13,070	13,650
Net interest income after credit loss expense	403,150	376,401
Non-interest income:
Trust and investment management fees	42,931	39,085
Service charges on deposit accounts	28,621	24,795
Insurance commissions and fees	21,019	18,296
Interchange and card transaction fees	5,402	4,474
Other charges, commissions, and fees	13,586	12,060
Net gain (loss) on securities transactions	(14)	—
Other	12,466	12,667
Total non-interest income	124,011	111,377
Non-interest expense:
Salaries and wages	160,857	148,000
Employee benefits	42,157	35,970
Net occupancy	33,277	31,778
Technology, furniture, and equipment	40,118	34,995
Deposit insurance	7,184	14,724
Other	64,473	60,750
Total non-interest expense	348,066	326,217
Income before income taxes	179,095	161,561
Income taxes	28,173	25,871
Net income	150,922	135,690
Preferred stock dividends	1,669	1,669
Net income available to common shareholders	$149,253	$134,021

Earnings per common share:
Basic	$2.30	$2.06
Diluted	2.30	2.06
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$150,922	$135,690
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	155,632	(199,075)
Change in net unrealized gain on securities transferred to held to maturity	(521)	(159)
Reclassification adjustment for net (gains) losses included in net income	14	—
Total securities available for sale and transferred securities	155,125	(199,234)
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	310	418
Total defined-benefit post-retirement benefit plans	310	418
Other comprehensive income (loss), before tax	155,435	(198,816)
Deferred tax expense (benefit)	32,642	(41,752)
Other comprehensive income (loss), net of tax	122,793	(157,064)
Comprehensive income (loss)	$273,715	$(21,374)
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Three months ended:
March 31, 2025
Balance at beginning of period	$145,452	$644	$1,075,572	$3,951,482	$(1,252,004)	$(22,558)	$3,898,588
Net income	—	—	—	150,922	—	—	150,922
Other comprehensive income (loss), net of tax	—	—	—	—	122,793	—	122,793
Stock option exercises/stock unit conversions (103,936 shares)	—	—	—	(7,650)	—	11,358	3,708
Stock-based compensation expense recognized in earnings	—	—	4,081	—	—	—	4,081
Purchase of treasury stock (18,427 shares)	—	—	—	—	—	(2,600)	(2,600)
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,669)	—	—	(1,669)
Cash dividends – common stock ($0.95 per share)	—	—	—	(61,663)	—	—	(61,663)
Balance at end of period	$145,452	$644	$1,079,653	$4,031,422	$(1,129,211)	$(13,800)	$4,114,160

March 31, 2024
Balance at beginning of period	$145,452	$644	$1,055,809	$3,657,688	$(1,119,219)	$(23,927)	$3,716,447
Net income	—	—	—	135,690	—	—	135,690
Other comprehensive income (loss), net of tax	—	—	—	—	(157,064)	—	(157,064)
Stock option exercises/stock unit conversions (84,176 shares)	—	—	—	(5,346)	—	8,261	2,915
Stock-based compensation expense recognized in earnings	—	—	3,738	—	—	—	3,738
Purchase of treasury stock (18,193 shares)	—	—	—	—	—	(2,073)	(2,073)
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,669)	—	—	(1,669)
Cash dividends – common stock ($0.92 per share)	—	—	—	(59,804)	—	—	(59,804)
Balance at end of period	$145,452	$644	$1,059,547	$3,726,559	$(1,276,283)	$(17,739)	$3,638,180
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net income	$150,922	$135,690
Adjustments to reconcile net income to net cash from operating activities:
Credit loss expense	13,070	13,650
Deferred tax expense (benefit)	(1,289)	(4,446)
Accretion of loan discounts	(7,888)	(4,966)
Securities premium amortization (discount accretion), net	9,945	13,248
Net (gain) loss on securities transactions	14	—
Depreciation and amortization	21,894	20,236
Net (gain) loss on sale/write-down of assets/foreclosed assets	(2,363)	91
Stock-based compensation	4,081	3,738
Net tax benefit from stock-based compensation	912	373
Earnings on life insurance policies	(928)	(909)
Net change in:
Trading account securities	(752)	(3,558)
Lease right-of-use assets	6,390	6,220
Accrued interest receivable and other assets	55,711	331,765
Accrued interest payable and other liabilities	(545,830)	(22,698)
Net cash from operating activities	(296,111)	488,434
Investing Activities:
Securities held to maturity:
Purchases	(1,500)	—
Maturities, calls and principal repayments	22,785	17,692
Securities available for sale:
Purchases	(5,902,064)	(927,165)
Sales	38,556	—
Maturities, calls and principal repayments	4,199,617	2,134,363
Proceeds from sale of loans	605	300
Net change in loans	(151,515)	(566,638)
Benefits received on life insurance policies	687	129
Proceeds from sales of premises and equipment	5	4
Purchases of premises and equipment	(40,953)	(38,184)
Proceeds from sales of foreclosed assets	15,135	—
Net cash from investing activities	(1,818,642)	620,501
Financing Activities:
Net change in deposits	(332,077)	(1,114,082)
Net change in short-term borrowings	128,204	(156,981)
Proceeds from stock option exercises	3,708	2,915
Purchase of treasury stock	(2,600)	(2,073)
Cash dividends paid on preferred stock	(1,669)	(1,669)
Cash dividends paid on common stock	(61,663)	(59,804)
Net cash from financing activities	(266,097)	(1,331,694)
Net change in cash and cash equivalents	(2,380,850)	(222,759)
Cash and cash equivalents at beginning of period	10,234,258	8,687,276
Cash and cash equivalents at end of period	$7,853,408	$8,464,517

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Table amounts in thousands, except for share and per share amounts)
Note 1 - Significant Accounting Policies
Nature of Operations. Cullen/Frost Bankers, Inc. (“Cullen/Frost”) is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout numerous Texas markets. The terms “Cullen/Frost,” “the Corporation,” “we,” “us,” and “our” mean Cullen/Frost Bankers, Inc., and its subsidiaries, when appropriate. In addition to general commercial and consumer banking, other products and services offered include trust and investment management, insurance, brokerage, mutual funds, leasing, treasury management, capital markets advisory and item processing.
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
The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of our financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the SEC on February 6, 2025 (the “2024 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
Cash Flow Reporting. Additional cash flow information was as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for interest	$174,073	$191,569
Cash paid for income taxes	—	—
Significant non-cash transactions:
Unsettled securities transactions	10,456	26,255
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	9,150	4,097
Accounting Changes, Reclassifications and Restatements. Certain items in prior financial statements have been reclassified to conform to the current presentation. As noted in our 2024 Form 10-K, we adopted ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” for our annual financial statements in 2024. ASU 2023-07 became effective for interim periods in 2025. See Note 14 - Operating Segments.

Note 2 - Securities
Securities - Held to Maturity. A summary of the amortized cost, fair value and allowance for credit losses related to securities held to maturity as of March 31, 2025 and December 31, 2024, is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses	Net Carrying Amount
March 31, 2025
Residential mortgage-backed securities	$1,180,113	$—	$51,161	$1,128,952	$—	$1,180,113
States and political subdivisions	2,329,853	3,668	166,723	2,166,798	(310)	2,329,543
Other	1,500	—	—	1,500	—	1,500
Total	$3,511,466	$3,668	$217,884	$3,297,250	$(310)	$3,511,156
December 31, 2024
Residential mortgage-backed securities	$1,193,840	$—	$71,076	$1,122,764	$—	$1,193,840
States and political subdivisions	2,338,745	13,954	116,414	2,236,285	(310)	2,338,435
Other	1,500	—	3	1,497	—	1,500
Total	$3,534,085	$13,954	$187,493	$3,360,546	$(310)	$3,533,775
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. The carrying value of held-to-maturity securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law totaled $1.3 billion at March 31, 2025 and $1.4 billion December 31, 2024. Accrued interest receivable on held-to-maturity securities totaled $19.9 million at March 31, 2025 and $37.8 million at December 31, 2024, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by States and political subdivisions and other securities as of March 31, 2025 and December 31, 2024:

	States and Political Subdivisions
	Not Guaranteed or Pre-Refunded	Guaranteed by the Texas PSF	Guaranteed by Third Party	Pre-Refunded	Total	Other Securities
March 31, 2025
Aaa/AAA	$300,754	$1,496,775	$13,637	$18,456	$1,829,622	$—
Aa/AA	494,114	—	6,117	—	500,231	—
Not rated	—	—	—	—	—	1,500
Total	$794,868	$1,496,775	$19,754	$18,456	$2,329,853	$1,500
December 31, 2024
Aaa/AAA	$301,310	$1,504,951	$13,640	$14,531	$1,834,432	$—
Aa/AA	498,198	—	6,115	—	504,313	—
Not rated	—	—	—	—	—	1,500
Total	$799,508	$1,504,951	$19,755	$14,531	$2,338,745	$1,500
The following table details activity in the allowance for credit losses on held-to-maturity securities during the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Beginning balance	$310	$310
Credit loss expense (benefit)	—	—
Ending balance	$310	$310

Securities - Available for Sale. A summary of the amortized cost, fair value and allowance for credit losses related to securities available for sale as of March 31, 2025 and December 31, 2024, is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
March 31, 2025
U.S. Treasury	$3,695,654	$—	$204,459	$—	$3,491,195
Residential mortgage-backed securities	9,577,323	25,377	911,753	—	8,690,947
States and political subdivisions	4,951,109	911	312,963	—	4,639,057
Other	43,273	—	—	—	43,273
Total	$18,267,359	$26,288	$1,429,175	$—	$16,864,472
December 31, 2024
U.S. Treasury	$3,692,215	$—	$249,895	$—	$3,442,320
Residential mortgage-backed securities	8,024,704	2,352	1,029,154	—	6,997,902
States and political subdivisions	4,842,060	2,493	284,329	—	4,560,224
Other	43,179	—	—	—	43,179
Total	$16,602,158	$4,845	$1,563,378	$—	$15,043,625
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At March 31, 2025, all of the securities in our available for sale municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 71.3% are either guaranteed by the Texas Permanent School Fund (“PSF”) or have been pre-refunded. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of available-for-sale securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law totaled $6.1 billion at March 31, 2025 and $6.2 billion at December 31, 2024. Accrued interest receivable on available-for-sale securities totaled $86.2 million at March 31, 2025 and $104.9 million at December 31, 2024, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The table below summarizes, as of March 31, 2025, securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by type of security and length of time in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$3,491,195	$204,459	$3,491,195	$204,459
Residential mortgage-backed securities	1,064,145	11,498	4,737,614	900,255	5,801,759	911,753
States and political subdivisions	1,088,059	21,680	3,320,672	291,283	4,408,731	312,963
Total	$2,152,204	$33,178	$11,549,481	$1,395,997	$13,701,685	$1,429,175
As of March 31, 2025, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Contractual Maturities. The following table summarizes the maturity distribution schedule of securities held to maturity and securities available for sale as of March 31, 2025. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
Held To Maturity
Amortized Cost
Residential mortgage-backed securities	$—	$509,970	$11,238	$658,905	$1,180,113
States and political subdivisions	5,172	17,506	69,686	2,237,489	2,329,853
Other	—	1,500	—	—	1,500
Total	$5,172	$528,976	$80,924	$2,896,394	$3,511,466
Estimated Fair Value
Residential mortgage-backed securities	$—	$469,308	$9,451	$650,193	$1,128,952
States and political subdivisions	5,175	17,641	66,544	2,077,438	2,166,798
Other	—	1,500	—	—	1,500
Total	$5,175	$488,449	$75,995	$2,727,631	$3,297,250
Available For Sale
Amortized Cost
U. S. Treasury	$1,247,261	$2,057,337	$198,178	$192,878	$3,695,654
Residential mortgage-backed securities	—	745	12,116	9,564,462	9,577,323
States and political subdivisions	123,604	284,478	774,230	3,768,797	4,951,109
Other	—	—	—	—	43,273
Total	$1,370,865	$2,342,560	$984,524	$13,526,137	$18,267,359
Estimated Fair Value
U. S. Treasury	$1,241,789	$1,939,695	$169,938	$139,773	$3,491,195
Residential mortgage-backed securities	—	756	12,162	8,678,029	8,690,947
States and political subdivisions	123,596	280,265	733,505	3,501,691	4,639,057
Other	—	—	—	—	43,273
Total	$1,365,385	$2,220,716	$915,605	$12,319,493	$16,864,472
Sales of Securities. Sales of available for sale securities were as follows:

	Three Months Ended March 31,
	2025	2024
Proceeds from sales	$38,556	$—
Gross realized gains	43	—
Gross realized losses	(57)	—
Tax (expense) benefit of securities gains/losses	3	—
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended March 31,
	2025	2024
Premium amortization	$(15,013)	$(17,953)
Discount accretion	5,068	4,705
Net (premium amortization) discount accretion	$(9,945)	$(13,248)

Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	March 31, 2025	December 31, 2024
U.S. Treasury	$34,452	$33,910
States and political subdivisions	210	—
Total	$34,662	$33,910
Net gains and losses on trading account securities included in other non-interest income were as follows:

	Three Months Ended March 31,
	2025	2024
Net gain on sales transactions	$1,273	$1,159
Net mark-to-market gains (losses)	(33)	(19)
Net gain (loss) on trading account securities	$1,240	$1,140
Note 3 - Loans
Loans were as follows:

	March 31, 2025	December 31, 2024
Commercial and industrial	$6,163,093	$6,109,532
Energy:
Production	912,747	903,654
Service	231,675	203,629
Other	8,715	21,612
Total energy	1,153,137	1,128,895
Commercial real estate:
Commercial mortgages	7,171,220	7,165,220
Construction	2,251,265	2,264,076
Land	536,482	539,227
Total commercial real estate	9,958,967	9,968,523
Consumer real estate:
Home equity lines of credit	939,356	911,239
Home equity loans	938,613	914,738
Home improvement loans	864,980	852,536
1-4 family mortgage loans	298,854	259,456
Other	161,741	165,420
Total consumer real estate	3,203,544	3,103,389
Total real estate	13,162,511	13,071,912
Consumer and other	425,179	444,474
Total loans	$20,903,920	$20,754,813
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston, and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of March 31, 2025, there were no concentrations of loans related to any single industry in excess of 10% of total loans. At that date, the largest industry concentrations were related to the automobile dealerships industry, which totaled 5.7% of total loans, and the energy industry, which totaled 5.5% of total loans. Unfunded commitments to extend credit and standby letters of credit issued to customers in the automobile dealership industry totaled $524.3 million and $20.2 million, respectively, as of March 31, 2025, while unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.1 billion and $64.0 million, respectively, as of March 31, 2025.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2025 or December 31, 2024.

Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers, and their affiliates (collectively referred to as “related parties”). Such loans totaled $310.8 million at March 31, 2025 and $295.8 million at December 31, 2024.
Accrued Interest Receivable. Accrued interest receivable on loans totaled $86.8 million at both March 31, 2025 and December 31, 2024, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
Federal Home Loan Bank Blanket Pledge. We have executed a blanket pledge and security agreement with the Federal Home Loan Bank (“FHLB”) under which certain qualifying loans are pledged as collateral for any outstanding borrowings under the agreement. Loans pledged under the blanket agreement totaled $19.2 billion at both March 31, 2025 and December 31, 2024, though no FHLB borrowings were outstanding as of these dates.
Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.
Non-accrual loans, segregated by class of loans, were as follows:

	March 31, 2025		December 31, 2024
	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$48,851	$10,632	$46,004	$8,800
Energy	4,035	1,358	4,079	1,377
Commercial real estate:
Buildings, land, and other	23,669	20,475	21,920	18,660
Construction	—	—	—	—
Consumer real estate	6,438	3,997	6,511	4,048
Consumer and other	541	204	352	—
Total	$83,534	$36,666	$78,866	$32,885
The following table presents non-accrual loans as of March 31, 2025, by class and year of origination.

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$19,993	$1,362	$6,663	$3,985	$1,554	$2,249	$800	$12,245	$48,851
Energy	—	—	—	—	—	1,358	2,677	—	4,035
Commercial real estate:
Buildings, land, and other	—	3,032	3,107	1,312	10,613	4,351	—	1,254	23,669
Construction	—	—	—	—	—	—	—	—	—
Consumer real estate	—	—	47	100	—	2,279	344	3,668	6,438
Consumer and other	—	204	337	—	—	—	—	—	541
Total	$19,993	$4,598	$10,154	$5,397	$12,167	$10,237	$3,821	$17,167	$83,534
In the table above, loans reported as 2025 originations as of March 31, 2025 were, for the most part, first originated in years prior to 2025 but were renewed in the current year. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $1.4 million for the three months ended March 31, 2025 and approximately $1.2 million for the three months ended March 31, 2024.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of March 31, 2025, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$40,463	$28,432	$68,895	$6,094,198	$6,163,093	$7,218
Energy	6,980	4,074	11,054	1,142,083	1,153,137	39
Commercial real estate:
Buildings, land, and other	49,867	8,805	58,672	7,649,030	7,707,702	4,098
Construction	3,844	—	3,844	2,247,421	2,251,265	—
Consumer real estate	18,731	9,373	28,104	3,175,440	3,203,544	3,322
Consumer and other	6,867	958	7,825	417,354	425,179	958
Total	$126,752	$51,642	$178,394	$20,725,526	$20,903,920	$15,635
Modifications to Borrowers Experiencing Financial Difficulty. From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. The period-end balance of loan modifications, segregated by type of modification, to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024 are set forth in the table below, regardless of whether such modifications resulted in a new loan. There were no commitments to lend additional funds to these borrowers at March 31, 2025.

	Payment Delay	Percent of Total Class of Loans	Combination: Payment Delay and Term Extension	Percent of Total Class of Loans
March 31, 2025
Commercial and industrial	$4,385	0.1%	$—	—%
Commercial real estate:
Buildings, land, and other	1,946	—	—	—
	$6,331	—	$—	—
March 31, 2024
Commercial and industrial	$—	—%	$28,931	0.5%
Commercial real estate:
Buildings, land, and other	—	—	—	—
	$—	—	$28,931	0.1
The financial effects of the loan modifications made to borrowers experiencing financial difficulty were not significant during the three months ended March 31, 2025 and 2024. The loan modifications reported in the table above did not significantly impact our determination of the allowance for credit losses on loans during their respective reporting periods.
Information as of March 31, 2025 and March 31, 2024, related to loans modified (by type of modification) in the preceding twelve months, respectively, whereby the borrower was experiencing financial difficulty at the time of modification is set forth in the following table.

	March 31, 2025		March 31, 2024
	Payment Delay	Combination: Payment Delay and Term Extension	Combination: Payment Delay and Term Extension
Past due in excess of 90 days or on non-accrual status at period-end:
Commercial and industrial	$4,941	$19,347	$13,644
Commercial real estate:
Buildings, land, and other	1,946	—	19,137
	$6,887	$19,347	$32,781

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
We utilize a risk grading matrix to assign a risk grade to each of our commercial loans. Loans are graded on a scale of 1 to 14. A description of the general characteristics of the 14 risk grades is set forth in our 2024 Form 10-K. We monitor portfolio credit quality by the weighted-average risk grade of each class of commercial loan. Individual relationship managers, under the oversight of credit administration, review updated financial information for all pass grade loans to reassess the risk grade on at least an annual basis. When a loan has a risk grade of 9, it is still considered a pass grade loan; however, it is considered to be on management’s “watch list,” where a significant risk-modifying action is anticipated in the near term. When a loan has a risk grade of 10 or higher, a special assets officer monitors the loan on an on-going basis. The following table presents weighted-average risk grades for all commercial loans, by class and year of origination/renewal, as of March 31, 2025.

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Commercial and industrial
Risk grades 1-8	$877,222	$927,368	$463,360	$351,170	$233,860	$504,251	$2,193,394	$41,349	$5,591,974	6.31
Risk grade 9	10,813	10,899	18,527	46,810	21,620	11,921	109,940	19,906	250,436	9.00
Risk grade 10	2,184	1,570	10,950	49,032	3,885	25,057	39,141	2,986	134,805	10.00
Risk grade 11	29,544	17,990	20,911	8,652	2,927	6,312	26,854	23,837	137,027	11.00
Risk grade 12	12,457	652	5,753	2,515	1,525	2,219	617	8,689	34,427	12.00
Risk grade 13	7,536	710	910	1,470	29	30	183	3,556	14,424	13.00
	$939,756	$959,189	$520,411	$459,649	$263,846	$549,790	$2,370,129	$100,323	$6,163,093	6.66
W/A risk grade	6.61	6.86	7.13	7.45	7.15	5.88	6.37	9.08	6.66
Energy
Risk grades 1-8	$197,422	$197,147	$19,272	$34,420	$14,400	$1,956	$659,248	$1,907	$1,125,772	5.53
Risk grade 9	487	—	2,258	—	13	538	7,474	571	11,341	9.00
Risk grade 10	—	—	—	636	1,969	—	4,192	3,000	9,797	10.00
Risk grade 11	—	149	—	2,018	—	25	—	—	2,192	11.00
Risk grade 12	—	—	—	—	—	1,358	—	—	1,358	12.00
Risk grade 13	—	—	—	—	—	—	2,677	—	2,677	13.00
	$197,909	$197,296	$21,530	$37,074	$16,382	$3,877	$673,591	$5,478	$1,153,137	5.64
W/A risk grade	6.00	6.57	7.22	7.56	4.67	9.29	5.08	8.96	5.64
Commercial real estate:
Buildings, land, other
Risk grades 1-8	$294,901	$1,392,807	$1,275,664	$1,362,405	$933,837	$1,513,562	$170,204	$144,616	$7,087,996	7.00
Risk grade 9	699	10,616	14,815	75,960	60,126	64,873	4,170	433	231,692	9.00
Risk grade 10	3	4,309	31,293	77,174	62,385	26,619	—	194	201,977	10.00
Risk grade 11	—	8,007	9,258	36,940	17,053	87,234	246	3,630	162,368	11.00
Risk grade 12	—	3,032	3,107	1,312	10,391	4,229	—	973	23,044	12.00
Risk grade 13	—	—	—	—	222	122	—	281	625	13.00
	$295,603	$1,418,771	$1,334,137	$1,553,791	$1,084,014	$1,696,639	$174,620	$150,127	$7,707,702	7.24
W/A risk grade	6.98	7.20	7.30	7.34	7.54	7.14	6.79	5.84	7.24

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Construction
Risk grades 1-8	$133,282	$580,216	$566,929	$336,820	$65,554	$3,598	$178,803	$155	$1,865,357	7.38
Risk grade 9	21,955	2,310	13,029	152,784	35,836	—	18,103	—	244,017	9.00
Risk grade 10	16,055	—	—	47,088	78,748	—	—	—	141,891	10.00
Risk grade 11	—	—	—	—	—	—	—	—	—	11.00
Risk grade 12	—	—	—	—	—	—	—	—	—	12.00
Risk grade 13	—	—	—	—	—	—	—	—	—	13.00
	$171,292	$582,526	$579,958	$536,692	$180,138	$3,598	$196,906	$155	$2,251,265	7.72
W/A risk grade	7.41	7.57	7.56	8.28	8.77	7.28	6.44	7.02	7.72
Total commercial real estate	$466,895	$2,001,297	$1,914,095	$2,090,483	$1,264,152	$1,700,237	$371,526	$150,282	$9,958,967	7.35
W/A risk grade	7.14	7.31	7.38	7.58	7.72	7.14	6.60	5.84	7.35
In the table above, certain loans are reported as 2025 originations and have risk grades of 11 or higher. These loans were, for the most part, first originated in various years prior to 2025 but were renewed in the current year.
The following tables present weighted average risk grades for all commercial loans by class as of December 31, 2024. Refer to our 2024 Form 10-K for details of these loans by year of origination/renewal.

	Commercial and Industrial		Energy		Commercial Real Estate - Buildings, Land and Other		Commercial Real Estate - Construction		Total Commercial Real Estate
	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans
Risk grades 1-8	6.30	$5,553,757	5.51	$1,111,319	7.01	$7,103,502	7.31	$1,860,004	7.07	$8,963,506
Risk grade 9	9.00	262,446	9.00	11,183	9.00	211,814	9.00	171,611	9.00	383,425
Risk grade 10	10.00	88,935	10.00	52	10.00	173,033	10.00	232,461	10.00	405,494
Risk grade 11	11.00	158,390	11.00	2,262	11.00	194,178	11.00	—	11.00	194,178
Risk grade 12	12.00	32,739	12.00	1,379	12.00	21,295	12.00	—	12.00	21,295
Risk grade 13	13.00	13,265	13.00	2,700	13.00	625	13.00	—	13.00	625
Total	6.64	$6,109,532	5.58	$1,128,895	7.25	$7,704,447	7.71	$2,264,076	7.35	$9,968,523
Information about the payment status of consumer loans, segregated by portfolio segment and year of origination, as of March 31, 2025, was as follows:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$—	$426	$1,821	$2,225	$1,225	$3,350	$9,322	$362	$18,731
Past due 90 or more days	—	155	434	469	466	3,110	906	3,833	9,373
Total past due	—	581	2,255	2,694	1,691	6,460	10,228	4,195	28,104
Current loans	124,072	692,889	527,716	377,051	240,897	287,806	917,172	7,837	3,175,440
Total	$124,072	$693,470	$529,971	$379,745	$242,588	$294,266	$927,400	$12,032	$3,203,544
Consumer and other:
Past due 30-89 days	$2,776	$291	$1,053	$177	$—	$79	$1,486	$1,005	$6,867
Past due 90 or more days	259	53	6	143	20	—	296	181	958
Total past due	3,035	344	1,059	320	20	79	1,782	1,186	7,825
Current loans	23,685	30,980	22,265	7,674	2,600	2,581	303,008	24,561	417,354
Total	$26,720	$31,324	$23,324	$7,994	$2,620	$2,660	$304,790	$25,747	$425,179

Period-end balances for revolving loans that converted to term during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Commercial and industrial	$28,429	$20,972
Energy	46	44
Commercial real estate:
Buildings, land and other	55,054	3,081
Construction	—	—
Consumer real estate	599	792
Consumer and other	3,793	3,020
Total	$87,921	$27,909
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2024 Form 10-K, totaled 123.9 at March 31, 2025 and 125.2 at December 31, 2024. A lower TLI value implies less favorable economic conditions.
Allowance For Credit Losses - Loans. The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectibility over the loans' contractual terms, adjusted for expected prepayments when appropriate. Credit loss expense related to loans reflects the totality of actions taken on all loans for a particular period including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. Our allowance methodology is more fully described in our 2024 Form 10-K.
The following table presents details of the allowance for credit losses on loans segregated by loan portfolio segment as of March 31, 2025 and December 31, 2024.

March 31, 2025	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Modeled expected credit losses	$55,502	$4,107	$17,482	$17,562	$5,590	$100,243
Q-Factor and other qualitative adjustments	24,381	3,472	125,070	615	3,084	156,622
Specific allocations	14,424	2,677	625	747	150	18,623
Total	$94,307	$10,256	$143,177	$18,924	$8,824	$275,488
December 31, 2024
Modeled expected credit losses	$51,669	$3,969	$17,549	$17,720	$7,019	$97,926
Q-Factor and other qualitative adjustments	22,635	3,323	125,031	620	3,095	154,704
Specific allocations	13,265	2,700	625	766	165	17,521
Total	$87,569	$9,992	$143,205	$19,106	$10,279	$270,151

The following table details activity in the allowance for credit losses on loans by portfolio segment for the three months ended March 31, 2025 and 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
March 31, 2025
Beginning balance	$87,569	$9,992	$143,205	$19,106	$10,279	$270,151
Credit loss expense (benefit)	10,181	(38)	1,970	429	2,486	15,028
Charge-offs	(4,336)	(52)	(2,000)	(958)	(6,844)	(14,190)
Recoveries	893	354	2	347	2,903	4,499
Net (charge-offs) recoveries	(3,443)	302	(1,998)	(611)	(3,941)	(9,691)
Ending balance	$94,307	$10,256	$143,177	$18,924	$8,824	$275,488
March 31, 2024
Beginning balance	$74,006	$17,814	$130,598	$13,538	$10,040	$245,996
Credit loss expense (benefit)	1,992	(3,776)	7,610	1,806	4,018	11,650
Charge-offs	(2,144)	—	—	(1,669)	(8,257)	(12,070)
Recoveries	1,742	180	16	182	2,601	4,721
Net (charge-offs) recoveries	(402)	180	16	(1,487)	(5,656)	(7,349)
Ending balance	$75,596	$14,218	$138,224	$13,857	$8,402	$250,297
The following table presents year-to-date gross charge-offs by year of origination as of March 31, 2025.

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$—	$—	$1,166	$—	$95	$61	$1,971	$1,043	$4,336
Energy	—	—	—	52	—	—	—	—	52
Commercial real estate:
Buildings, land and other	—	—	—	—	2,000	—	—	—	2,000
Construction	—	—	—	—	—	—	—	—	—
Consumer real estate	—	57	39	110	134	111	507	—	958
Consumer and other	1,804	3,874	33	75	—	2	701	355	6,844
Total	$1,804	$3,931	$1,238	$237	$2,229	$174	$3,179	$1,398	$14,190
In the table above, $1.8 million of the consumer and other loan charge-offs reported as 2025 originations and $3.8 million of the total reported as 2024 originations were related to deposit overdrafts.
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment, as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial and industrial	$47,860	$14,424	$45,009	$13,265
Energy	4,035	2,677	4,078	2,700
Commercial real estate:
Buildings, land and other	20,656	122	18,797	122
Construction	1,946	503	2,012	503
Consumer real estate	6,104	747	6,039	766
Consumer and other	337	150	352	165
Total	$80,938	$18,623	$76,287	$17,521

Note 4 - Deposits
Deposits were as follows:

	March 31, 2025	December 31, 2024
Non-interest-bearing demand deposits	$14,249,173	$14,441,820
Interest-bearing deposits:
Savings and interest checking	10,117,421	10,310,942
Money market accounts	11,488,861	11,568,254
Time accounts	6,535,216	6,401,732
Total interest-bearing deposits	28,141,498	28,280,928
Total deposits	$42,390,671	$42,722,748
The table below presents additional information about our deposits. Public funds in excess of deposit insurance limits are included in the totals for deposits not covered by insurance; however, such deposits are generally fully collateralized by securities.

	March 31, 2025	December 31, 2024
Deposits from foreign sources (primarily Mexico)	$1,229,826	$1,219,463
Non-interest-bearing public funds deposits	535,989	759,819
Interest-bearing public funds deposits	595,333	625,104
Total deposits not covered by deposit insurance	22,416,045	22,972,618
Time deposits not covered by deposit insurance	2,838,303	2,744,112
Note 5 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies
Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, we enter into various transactions, which, in accordance with generally accepted accounting principles are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. As more fully discussed in our 2024 Form 10-K, these transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.
Financial instruments with off-balance-sheet risk were as follows:

	March 31, 2025	December 31, 2024
Commitments to extend credit	$11,808,656	$12,046,520
Standby letters of credit	423,163	449,176
Deferred standby letter of credit fees	2,457	3,071
Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Our allowance methodology is more fully described in our 2024 Form 10-K.
The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures.

	Three Months Ended March 31,
	2025	2024
Beginning balance	$51,904	$51,751
Credit loss expense (benefit)	(1,958)	2,000
Ending balance	$49,946	$53,751

Lease Commitments. We lease certain office facilities and office equipment under operating leases. The components of total lease expense were as follows:

	Three Months Ended March 31,
	2025	2024
Amortization of lease right-of-use assets	$9,041	$8,790
Short-term lease expense	334	325
Non-lease components (including taxes, insurance, common maintenance, etc.)	3,754	3,549
Total	$13,129	$12,664
Right-of-use lease assets totaled $273.0 million at March 31, 2025 and $270.3 million at December 31, 2024, and are reported as a component of premises and equipment on our accompanying consolidated balance sheets. The related lease liabilities totaled $310.8 million at March 31, 2025 and $308.1 million at December 31, 2024, and are reported as a component of accrued interest payable and other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $9.1 million during the three months ended March 31, 2025 and $8.1 million during the three months ended March 31, 2024. There has been no significant change in our expected future minimum lease payments since December 31, 2024. See the 2024 Form 10-K for information regarding these commitments.
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
Cullen/Frost’s and Frost Bank’s Common Equity Tier 1 capital (“CET1”) includes common stock and related paid-in capital, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in CET1. We also elected to exclude the effects of credit loss accounting under CECL from CET1 for a five-year transitional period, as further discussed in our 2024 Form 10-K. This CECL transitional adjustment totaled $15.4 million at December 31, 2024, after which point the transitional period ended. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Frost Bank's CET1 is also reduced by its equity investment in its financial subsidiary, Frost Insurance Agency (“FIA”).
Tier 1 capital includes CET1 and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital included $145.5 million of 4.450% non-cumulative perpetual preferred stock at March 31, 2025 and December 31, 2024, the details of which are further discussed below. Frost Bank did not have any additional Tier 1 capital beyond CET1 at March 31, 2025 or December 31, 2024. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowances for credit losses on securities, loans, and off-balance-sheet credit exposures. Tier 2 capital for Cullen/Frost also includes the permissible portion of qualified subordinated debt (which decreases 20.0% per year during the final five years of the term of the notes) totaling $20.0 million at March 31, 2025 and $40.0 million at December 31, 2024, and trust preferred securities totaling $120.0 million at both March 31, 2025 and December 31, 2024.

The following table presents actual and required capital ratios as of March 31, 2025 and December 31, 2024, for Cullen/Frost and Frost Bank under the Basel III Capital Rules. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2024 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Required to be Considered Well- Capitalized (1)
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2025
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$4,423,024	13.84%	$2,236,366	7.00%	N/A	N/A
Frost Bank	4,450,865	13.95	2,233,945	7.00	$2,074,377	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,568,476	14.30	2,715,587	8.50	1,916,885	6.00
Frost Bank	4,450,865	13.95	2,712,647	8.50	2,553,080	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	5,034,220	15.76	3,354,549	10.50	3,194,809	10.00
Frost Bank	4,776,609	14.97	3,350,917	10.50	3,191,350	10.00
Leverage Ratio
Cullen/Frost	4,568,476	8.84	2,067,094	4.00	N/A	N/A
Frost Bank	4,450,865	8.61	2,066,789	4.00	2,583,486	5.00

December 31, 2024
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$4,343,666	13.62%	$2,232,822	7.00%	N/A	N/A
Frost Bank	4,387,862	13.76	2,231,710	7.00	$2,072,302	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,489,118	14.07	2,711,283	8.50	1,913,847	6.00
Frost Bank	4,387,862	13.76	2,709,934	8.50	2,550,526	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	4,954,136	15.53	3,349,232	10.50	3,189,745	10.00
Frost Bank	4,692,880	14.72	3,347,565	10.50	3,188,157	10.00
Leverage Ratio
Cullen/Frost	4,489,118	8.63	2,079,715	4.00	N/A	N/A
Frost Bank	4,387,862	8.44	2,079,965	4.00	2,599,956	5.00
____________________
(1)“Well-capitalized” minimum Common Equity Tier 1 to Risk-Weighted Assets and Leverage Ratio are not formally defined under applicable banking regulations for bank holding companies.
As of March 31, 2025, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Based on the ratios presented above, capital levels as of March 31, 2025, at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well-capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2025, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
Preferred Stock. Outstanding preferred stock includes 150,000 shares, or $150.0 million in aggregate liquidation preference, of our 4.450% Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 and liquidation preference $1,000 per share (“Series B Preferred Stock”). Each share of Series B Preferred Stock issued and outstanding is represented by 40 depositary shares, each representing a 1/40th ownership interest in a share of the Series B Preferred Stock (equivalent to a liquidation preference of $25 per share). The Series B Preferred Stock qualifies as Tier 1 capital for the purposes of the regulatory capital calculations. The net proceeds from the issuance and sale of the Series B Preferred Stock, after deducting $4.5 million of issuance costs including the underwriting discount and professional service fees, among other things, were approximately $145.5 million. Refer to our 2024 Form 10-K for additional details related to our Series B Preferred Stock.

Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. The purpose of such plans and the manner in which shares are repurchased is discussed in more detail in our 2024 Form 10-K. Most recently, on January 29, 2025, our board of directors authorized a $150.0 million stock repurchase program (the “2025 Repurchase Plan”), allowing us to repurchase shares of our common stock over a one-year period expiring on January 28, 2026. The 2025 Repurchase Plan was publicly announced in a current report on Form 8-K filed with the SEC on January 30, 2025. No shares were repurchased under this plan or any prior plan during the reported periods. Under the Basel III Capital Rules, Cullen/Frost may not repurchase or redeem any of its preferred stock or subordinated notes and, in some cases, its common stock without the prior approval of the Federal Reserve Board.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at March 31, 2025, Frost Bank could pay aggregate dividends of up to $742.7 million to Cullen/Frost without prior regulatory approval.
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
Interest Rate Derivatives. We utilize interest rate swaps, caps and floors to mitigate exposure to interest rate risk and to facilitate the needs of our customers. Our objectives for utilizing our currently outstanding derivative positions are described below:
We have entered into certain interest rate derivative contracts that are not designated as hedging instruments to accommodate the business needs of our customers. These derivative contracts relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with a third-party financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customers, changes in the fair value of the underlying derivative contracts largely offset each other and do not significantly impact our results of operations.

The notional amounts and estimated fair values of interest rate derivative contracts outstanding are presented in the following table. The fair values of these contracts are estimated utilizing internal valuation methods with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	1,062,694	$47,078	1,213,519	$63,001
Loan/lease interest rate swaps – liabilities	812,864	(17,189)	663,078	(9,068)
Loan/lease interest rate caps – assets	200,628	5,497	205,164	7,053
Customer counterparties:
Loan/lease interest rate swaps – assets	812,864	17,189	663,078	9,068
Loan/lease interest rate swaps – liabilities	1,062,694	(47,077)	1,213,519	(63,000)
Loan/lease interest rate caps – liabilities	200,628	(5,496)	205,164	(7,054)
The weighted-average rates paid and received for interest rate swaps outstanding at March 31, 2025, were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Non-hedging interest rate swaps – financial institution counterparties	5.10%	6.10%
Non-hedging interest rate swaps – customer counterparties	6.10	5.10
The weighted-average strike rate for outstanding interest rate caps was 3.69% at March 31, 2025.
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

		March 31, 2025		December 31, 2024
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	9,119	$31,662	7,097	$27,471
Oil – liabilities	Barrels	7,511	(20,633)	4,768	(12,897)
Natural gas – assets	MMBTUs	27,122	3,869	25,454	3,804
Natural gas – liabilities	MMBTUs	45,794	(23,590)	26,082	(4,054)
Customer counterparties:
Oil – assets	Barrels	7,531	21,014	4,872	12,973
Oil – liabilities	Barrels	9,099	(30,702)	6,993	(26,753)
Natural gas – assets	MMBTUs	45,794	24,046	26,767	4,255
Natural gas – liabilities	MMBTUs	27,122	(3,869)	24,769	(3,600)

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

		March 31, 2025		December 31, 2024
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward and option contracts – assets	EUR	11,000	$95	—	$—
Forward and option contracts – liabilities	EUR	11,000	(30)	—	—
Customer counterparties:
Forward and option contracts – assets	EUR	11,000	30	—	—
Forward and option contracts – liabilities	EUR	11,000	(95)	—	—
Gains, Losses and Derivative Cash Flows. For non-hedging derivative instruments, gains and losses due to changes in fair value and all cash flows are included in other non-interest income and other non-interest expense as presented in the table below.

	Three Months Ended March 31,
	2025	2024
Non-hedging interest rate derivatives:
Other non-interest income	$389	$1,125
Other non-interest expense	(1)	—
Non-hedging commodity derivatives:
Other non-interest income	1,766	379
Non-hedging foreign currency derivatives:
Other non-interest income	55	11
Counterparty Credit Risk. At March 31, 2025, our credit exposure relating to outstanding derivative contracts with bank customers was approximately $32.7 million. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. At March 31, 2025, after consideration of collateral pledged, we had no credit exposure relating to outstanding derivative contracts with upstream financial institution counterparties. Collateral positions are generally cleared on the next business day. Collateral levels for upstream financial institution counterparties are monitored and adjusted, as necessary. See Note 8 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties. At March 31, 2025, we had $6.9 million in cash collateral related to derivative contracts on deposit with other financial institution counterparties.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2025, is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
March 31, 2025
Financial assets:
Derivatives:
Interest rate contracts	$52,575	$—	$52,575
Commodity contracts	35,531	—	35,531
Foreign currency contracts	95	—	95
Total derivatives	88,201	—	88,201
Resell agreements	9,650	—	9,650
Total	$97,851	$—	$97,851
Financial liabilities:
Derivatives:
Interest rate contracts	$17,189	$—	$17,189
Commodity contracts	44,223	—	44,223
Foreign currency contracts	30	—	30
Total derivatives	61,442	—	61,442
Repurchase agreements	4,467,470	—	4,467,470
Total	$4,528,912	$—	$4,528,912

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
March 31, 2025
Financial assets:
Derivatives:
Counterparty H	$30,470	$(16,263)	$(14,207)	$—
Counterparty F	22,372	(19,374)	(2,998)	—
Counterparty B	16,547	(8,613)	(7,934)	—
Counterparty E	10,467	(4,607)	(5,860)	—
Other counterparties	8,345	(4,684)	(3,661)	—
Total derivatives	88,201	(53,541)	(34,660)	—
Resell agreements	9,650	—	(9,650)	—
Total	$97,851	$(53,541)	$(44,310)	$—
Financial liabilities:
Derivatives:
Counterparty H	$16,263	$(16,263)	$—	$—
Counterparty F	19,374	(19,374)	—	—
Counterparty B	8,613	(8,613)	—	—
Counterparty E	4,607	(4,607)	—	—
Other counterparties	12,585	(4,684)	(6,910)	991
Total derivatives	61,442	(53,541)	(6,910)	991
Repurchase agreements	4,467,470	—	(4,467,470)	—
Total	$4,528,912	$(53,541)	$(4,474,380)	$991

Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2024, is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2024
Financial assets:
Derivatives:
Interest rate contracts	$70,054	$—	$70,054
Commodity contracts	31,275	—	31,275
Total derivatives	101,329	—	101,329
Resell agreements	9,650	—	9,650
Total	$110,979	$—	$110,979
Financial liabilities:
Derivatives:
Interest rate contracts	$9,068	$—	$9,068
Commodity contracts	16,951	—	16,951
Total derivatives	26,019	—	26,019
Repurchase agreements	4,342,941	—	4,342,941
Total	$4,368,960	$—	$4,368,960

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2024
Financial assets:
Derivatives:
Counterparty H	$36,286	$(10,129)	$(26,157)	$—
Counterparty F	15,505	(2,322)	(11,759)	1,424
Counterparty B	22,338	(4,522)	(17,816)	—
Counterparty E	14,219	(2,109)	(12,100)	10
Other counterparties	12,981	(6,632)	(6,325)	24
Total derivatives	101,329	(25,714)	(74,157)	1,458
Resell agreements	9,650	—	(9,650)	—
Total	$110,979	$(25,714)	$(83,807)	$1,458
Financial liabilities:
Derivatives:
Counterparty H	$10,129	$(10,129)	$—	$—
Counterparty F	2,322	(2,322)	—	—
Counterparty B	4,522	(4,522)	—	—
Counterparty E	2,109	(2,109)	—	—
Other counterparties	6,937	(6,632)	(305)	—
Total derivatives	26,019	(25,714)	(305)	—
Repurchase agreements	4,342,941	—	(4,342,941)	—
Total	$4,368,960	$(25,714)	$(4,343,246)	$—

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of March 31, 2025 and December 31, 2024, is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
March 31, 2025
Repurchase agreements:
U.S. Treasury	$2,503,184	$—	$—	$—	$2,503,184
Residential mortgage-backed securities	1,964,286	—	—	—	1,964,286
Total borrowings	$4,467,470	$—	$—	$—	$4,467,470
Gross amount of recognized liabilities for repurchase agreements					$4,467,470
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2024
Repurchase agreements:
U.S. Treasury	$2,170,482	$—	$—	$—	$2,170,482
Residential mortgage-backed securities	2,172,459	—	—	—	2,172,459
Total borrowings	$4,342,941	$—	$—	$—	$4,342,941
Gross amount of recognized liabilities for repurchase agreements					$4,342,941
Amounts related to agreements not included in offsetting disclosures above					$—
Note 9 - Stock-Based Compensation
A combined summary of activity in our active stock plans is presented in the table below. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. As of March 31, 2025, there were 2,359,655 shares remaining available for grant for future stock-based compensation awards.

	Deferred Stock Units Outstanding		Non-Vested Restricted Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2025	52,779	$95.37	507,862	$113.72	230,657	$103.65	183,976	$65.11
Granted	—	—	2,185	126.04	—	—	—	—
Exercised/vested	—	—	(900)	145.24	(46,086)	121.46	(56,950)	65.11
Forfeited/expired	—	—	(917)	109.17	—	—	—	—
Balance, March 31, 2025	52,779	95.37	508,230	113.72	184,571	99.20	127,026	65.11
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended March 31,
	2025	2024
New shares issued from available authorized shares	—	—
Shares issued from available treasury stock	103,936	84,176
Proceeds from stock option exercises	$3,708	$2,915

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

	Three Months Ended March 31,
	2025	2024
Non-vested stock units	$3,776	$3,379
Performance stock units	305	359
Total	$4,081	$3,738
Income tax benefit	$1,673	$1,145
Unrecognized stock-based compensation expense at March 31, 2025 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

Non-vested stock units	$22,236
Performance stock units	12,607
Total	$34,843
Note 10 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2024 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2025	2024
Net income	$150,922	$135,690
Less: Preferred stock dividends	1,669	1,669
Net income available to common shareholders	149,253	134,021
Less: Earnings allocated to participating securities	1,445	1,639
Net earnings allocated to common stock	$147,808	$132,382

Distributed earnings allocated to common stock	$61,068	$59,080
Undistributed earnings allocated to common stock	86,740	73,302
Net earnings allocated to common stock	$147,808	$132,382

Weighted-average shares outstanding for basic earnings per common share	64,255,246	64,216,323
Dilutive effect of stock compensation	73,798	155,408
Weighted-average shares outstanding for diluted earnings per common share	64,329,044	64,371,731

Note 11 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans are presented in the table below.

	Three Months Ended March 31,
	2025	2024
Expected return on plan assets, net of expenses	$(2,342)	$(2,411)
Interest cost on projected benefit obligation	1,655	1,662
Net amortization and deferral	310	418
Net periodic expense (benefit)	$(377)	$(331)
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the three months ended March 31, 2025. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2025.
Note 12 - Income Taxes
Income tax expense was as follows:

	Three Months Ended March 31,
	2025	2024
Current income tax expense	$29,462	$30,317
Deferred income tax expense (benefit)	(1,289)	(4,446)
Income tax expense, as reported	$28,173	$25,871
Effective tax rate	15.7%	16.0%
We had a net deferred tax asset totaling $343.9 million at March 31, 2025 and $375.2 million at December 31, 2024. No valuation allowance for deferred tax assets was recorded as of those dates as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.
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

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$155,632	$32,683	$122,949	$(199,075)	$(41,806)	$(157,269)
Change in net unrealized gain on securities transferred to held to maturity	(521)	(109)	(412)	(159)	(34)	(125)
Reclassification adjustment for net (gains) losses included in net income	14	3	11	—	—	—
Total securities available for sale and transferred securities	155,125	32,577	122,548	(199,234)	(41,840)	(157,394)
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	310	65	245	418	88	330
Total defined-benefit post-retirement benefit plans	310	65	245	418	88	330
Total other comprehensive income (loss)	$155,435	$32,642	$122,793	$(198,816)	$(41,752)	$(157,064)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance at January 1, 2025	$(1,230,828)	$(21,176)	$(1,252,004)
Other comprehensive income (loss) before reclassifications	122,537	—	122,537
Reclassification of amounts included in net income	11	245	256
Net other comprehensive income (loss) during period	122,548	245	122,793
Balance at March 31, 2025	$(1,108,280)	$(20,931)	$(1,129,211)

Balance at January 1, 2024	$(1,094,794)	$(24,425)	$(1,119,219)
Other comprehensive income (loss) before reclassifications	(157,394)	—	(157,394)
Reclassification of amounts included in net income	—	330	330
Net other comprehensive income (loss) during period	(157,394)	330	(157,064)
Balance at March 31, 2024	$(1,252,188)	$(24,095)	$(1,276,283)

Note 14 – Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. The regions are primarily based upon geographic location and include Austin, Dallas, Fort Worth, Gulf Coast (which includes Corpus Christi and the Rio Grande Valley), Houston, Permian Basin, San Antonio and Statewide. We are primarily managed based on the line of business structure. In that regard, all regions have the same lines of business, which have the same product and service offerings, have similar types and classes of customers and utilize similar service delivery methods. Pricing guidelines for products and services are the same across all regions. The regional reporting structure is primarily a means to scale the lines of business to provide a local, community focus for customer relations and business development. See our 2024 Form 10-K for additional information about our operating segments and related accounting policies.
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

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Three months ended:
March 31, 2025
Interest income	$583,241	$1,876	$—	$585,117
Interest expense	165,700	89	3,108	168,897
Net interest income (expense)	417,541	1,787	(3,108)	416,220
Credit loss expense	13,070	—	—	13,070
Net interest income after credit loss expense	404,471	1,787	(3,108)	403,150
Non-interest income:
Trust and investment management fees	—	43,544	(613)	42,931
Service charges on deposit accounts	28,618	3	—	28,621
Insurance commissions and fees	21,019	—	—	21,019
Interchange and card transaction fees	5,402	—	—	5,402
Other charges, commissions and fees	7,406	6,180	—	13,586
Net gain (loss) on securities transactions	(14)	—	—	(14)
Other	11,385	1,023	58	12,466
Total non-interest income	73,816	50,750	(555)	124,011
Non-interest expense:
Salaries and wages	141,092	19,369	396	160,857
Employee benefits	37,338	4,794	25	42,157
Net occupancy	29,736	3,541	—	33,277
Technology, furniture and equipment	38,557	1,508	53	40,118
Deposit insurance	7,171	13	—	7,184
Other	50,828	12,640	1,005	64,473
Total non-interest expense	304,722	41,865	1,479	348,066
Income (loss) before income taxes	173,565	10,672	(5,142)	179,095
Income tax expense (benefit)	27,526	2,241	(1,594)	28,173
Net income (loss)	146,039	8,431	(3,548)	150,922
Preferred stock dividends	—	—	1,669	1,669
Net income (loss) available to common shareholders	$146,039	$8,431	$(5,217)	$149,253
Revenues from (expenses to) external customers	$491,357	$52,537	$(3,663)	$540,231
Average assets (in millions)	$50,846	$70	$9	$50,925

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Three months ended:
March 31, 2024
Interest income	$583,729	$1,771	$—	$585,500
Interest expense	191,924	102	3,423	195,449
Net interest income (expense)	391,805	1,669	(3,423)	390,051
Credit loss expense	13,650	—	—	13,650
Net interest income after credit loss expense	378,155	1,669	(3,423)	376,401
Non-interest income:
Trust and investment management fees	—	39,581	(496)	39,085
Service charges on deposit accounts	24,792	3	—	24,795
Insurance commissions and fees	18,296	—	—	18,296
Interchange and card transaction fees	4,474	—	—	4,474
Other charges, commissions and fees	7,125	4,935	—	12,060
Net gain (loss) on securities transactions	—	—	—	—
Other	11,693	907	67	12,667
Total non-interest income	66,380	45,426	(429)	111,377
Non-interest expense:
Salaries and wages	130,032	17,562	406	148,000
Employee benefits	31,874	4,070	26	35,970
Net occupancy	28,136	3,642	—	31,778
Technology, furniture and equipment	33,515	1,432	48	34,995
Deposit insurance	14,713	11	—	14,724
Other	48,560	11,256	934	60,750
Total non-interest expense	286,830	37,973	1,414	326,217
Income (loss) before income taxes	157,705	9,122	(5,266)	161,561
Income tax expense (benefit)	25,635	1,916	(1,680)	25,871
Net income (loss)	132,070	7,206	(3,586)	135,690
Preferred stock dividends	—	—	1,669	1,669
Net income (loss) available to common shareholders	$132,070	$7,206	$(5,255)	$134,021
Revenues from (expenses to) external customers	$458,185	$47,095	$(3,852)	$501,428
Average assets (in millions)	$49,251	$64	$9	$49,324

Note 15 – Fair Value Measurements
The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, we utilize valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820 establishes a three-level fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. See our 2024 Form 10-K for additional information regarding the fair value hierarchy and a description of our valuation techniques.
Financial Assets and Financial Liabilities. The tables below summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2025
Securities available for sale:
U.S. Treasury	$3,491,195	$—	$—	$3,491,195
Residential mortgage-backed securities	—	8,690,947	—	8,690,947
States and political subdivisions	—	4,639,057	—	4,639,057
Other	—	43,273	—	43,273
Trading account securities:
U.S. Treasury	34,452	—	—	34,452
States and political subdivisions	—	210	—	210
Derivative assets:
Interest rate swaps, caps, and floors	—	69,764	—	69,764
Commodity swaps and options	—	80,591	—	80,591
Foreign currency forward contracts	—	125	—	125
Derivative liabilities:
Interest rate swaps, caps, and floors	—	69,762	—	69,762
Commodity swaps and options	—	78,794	—	78,794
Foreign currency forward contracts	—	125	—	125
December 31, 2024
Securities available for sale:
U.S. Treasury	$3,442,320	$—	$—	$3,442,320
Residential mortgage-backed securities	—	6,997,902	—	6,997,902
States and political subdivisions	—	4,560,224	—	4,560,224
Other	—	43,179	—	43,179
Trading account securities:
U.S. Treasury	33,910	—	—	33,910
States and political subdivisions	—	—	—	—
Derivative assets:
Interest rate swaps, caps, and floors	—	79,122	—	79,122
Commodity swaps and options	—	48,503	—	48,503
Derivative liabilities:
Interest rate swaps, caps, and floors	—	79,122	—	79,122
Commodity swaps and options	—	47,304	—	47,304
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

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Level 2	Level 3	Level 2	Level 3
Carrying value before allocations	$4,243	$26,991	$16,332	$16,182
Specific (allocations) reversals of prior allocations	19	(1,144)	(1,589)	(1,172)
Fair value	$4,262	$25,847	$14,743	$15,010
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
Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	March 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$7,853,408	$7,853,408	$10,234,258	$10,234,258
Securities held to maturity	3,511,156	3,297,250	3,533,775	3,360,546
Accrued interest receivable	202,873	202,873	236,591	236,591
Level 3 inputs:
Loans, net	20,628,432	20,285,959	20,484,662	20,066,512
Financial liabilities:
Level 2 inputs:
Deposits	42,390,671	42,380,103	42,722,748	42,712,907
Federal funds purchased	25,650	25,650	21,975	21,975
Repurchase agreements	4,467,470	4,467,470	4,342,941	4,342,941
Junior subordinated deferrable interest debentures	123,199	123,712	123,184	123,712
Subordinated notes	99,687	98,468	99,648	98,453
Accrued interest payable	53,694	53,694	58,870	58,870
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

Note 16 - Accounting Standards Updates
Information about certain recently issued accounting standards updates is presented below. Also refer to Note 19 - Accounting Standards Updates in our 2024 Form 10-K for additional information related to previously issued accounting standards updates.
ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. As noted in our 2024 Form 10-K, we adopted ASU 2023-07 for our annual financial statements in 2024. ASU 2023-07 became effective for interim periods in 2025. See Note 14 - Operating Segments.
ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 will be effective for our annual financial statements for the year ended December 31, 2025.
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
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2024, and the other information included in the 2024 Form 10-K. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or any future period.
Dollar amounts in tables are stated in thousands, except for per share amounts.
Forward-Looking Statements and Factors that Could Affect Future Results
Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of Cullen/Frost or its management or Board of Directors, including those relating to products, services or operations; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may,” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:
•The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board and the implementation of tariffs and other protectionist trade policies.
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
In addition, financial markets, international relations, and global supply chains have recently been significantly impacted by U.S. trade policies and practices including the implementation of targeted tariffs on imports and the subsequent 90-day pause on certain of those tariffs. Due to the rapidly evolving and changing state of U.S. trade policies, the amount and duration of any tariffs and their ultimate impact on us, our customers, financial markets, and the overall U.S. and global economies is currently uncertain. Nonetheless, prolonged uncertainty, elevated tariff levels or their wide-spread use in U.S. trade policy could weaken economic conditions and adversely impact the ability of borrowers to repay outstanding loans or the value of collateral securing these loans or adversely affect financial markets. To the extent that these risks may have a negative impact on the financial condition of borrowers or financial markets, it could also have a material adverse effect on our business, financial condition and results of operations.
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
Accounting policies related to the allowance for credit losses on financial instruments including loans and off-balance-sheet credit exposures are considered to be critical as these policies involve considerable subjective judgment and estimation by management. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions, and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions, or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. Refer to the 2024 Form 10-K for additional information regarding critical accounting policies.

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
Results of Operations
Net income available to common shareholders totaled $149.3 million, or $2.30 per diluted common share, for the three months ended March 31, 2025, compared to $134.0 million, or $2.06 per diluted common share for the three months ended March 31, 2024.
Selected data for the comparable periods was as follows:

	Three Months Ended March 31,
	2025	2024
Taxable-equivalent net interest income	$436,404	$411,367
Taxable-equivalent adjustment	20,184	21,316
Net interest income	416,220	390,051
Credit loss expense	13,070	13,650
Net interest income after credit loss expense	403,150	376,401
Non-interest income	124,011	111,377
Non-interest expense	348,066	326,217
Income before income taxes	179,095	161,561
Income taxes	28,173	25,871
Net income	150,922	135,690
Preferred stock dividends	1,669	1,669
Net income available to common shareholders	$149,253	$134,021
Earnings per common share – basic	$2.30	$2.06
Earnings per common share – diluted	2.30	2.06
Dividends per common share	0.95	0.92
Return on average assets	1.19%	1.09%
Return on average common equity	15.54	15.22
Average shareholders’ equity to average assets	7.94	7.47
Net income available to common shareholders increased $15.2 million, or 11.4%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase during the three months ended March 31, 2025 was primarily the result of a $26.2 million increase in net interest income and a $12.6 million increase in non-interest income partly offset by a $21.8 million increase in non-interest expense and a $2.3 million increase in income tax expense.
Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 77.0% of total revenue during the first three months of 2025. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. As of March 31, 2025, approximately 40.9% of our loans had a fixed interest rate, while the remaining loans had floating interest rates that were primarily tied to a benchmark developed by the American Financial Exchange, the Secured Overnight Financing Rate (“SOFR”) (approximately 33.8%); the prime interest rate (approximately 21.0%); or the American Interbank Offered Rate (“AMERIBOR”) (approximately 4.2%). Certain other loans are tied to other indices; however, such loans do not make up a significant portion of our loan portfolio as of March 31, 2025.
Select average market rates for the periods indicated are presented in the table below.

	Three Months Ended March 31,
	2025	2024
Federal funds target rate upper bound	4.50%	5.50%
Effective federal funds rate	4.33	5.33
Interest on reserve balances at the Federal Reserve	4.40	5.40
Prime	7.50	8.50
AMERIBOR Term-30(1)	4.38	5.36
AMERIBOR Term-90(1)	4.43	5.42
1-Month Term SOFR(2)	4.32	5.33
3-Month Term SOFR(2)	4.30	5.32
____________________
(1)AMERIBOR Term-30 and AMERIBOR Term-90 are published by the American Financial Exchange.
(2)1-Month Term SOFR and 3-Month Term SOFR market data are the property of Chicago Mercantile Exchange, Inc., or its licensors as applicable. All rights reserved, or otherwise licensed by Chicago Mercantile Exchange, Inc.
As of March 31, 2025, the target range for the federal funds rate was 4.25% to 4.50% In March 2025, the Federal Reserve released projections whereby the midpoint of the projected appropriate target range for the federal funds rate would fall to 3.9% by the end of 2025 and subsequently decrease to 3.4% by the end of 2026. While there can be no such assurance that any such decreases in the federal funds rate will occur, these projections imply up to a 50 basis point decrease in the federal funds rate during 2025, followed by a 50 basis point decrease in 2026.
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

	Quarter To Date			Quarter To Date
	March 31, 2025			March 31, 2024
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$7,238,104	$79,495	4.39%	$7,356,126	$100,361	5.40%
Federal funds sold	3,338	40	4.79	5,489	80	5.76
Resell agreements	9,651	111	4.60	84,659	1,198	5.60
Securities:
Taxable	12,886,272	116,256	3.29	12,512,351	98,062	2.83
Tax-exempt	6,497,715	72,786	4.38	6,812,128	74,347	4.27
Total securities	19,383,987	189,042	3.63	19,324,479	172,409	3.32
Loans, net of unearned discounts	20,788,468	336,613	6.57	19,112,271	332,768	7.00
Total Earning Assets and Average Rate Earned	47,423,548	605,301	4.99	45,883,024	606,816	5.13
Cash and due from banks	609,550			601,677
Allowance for credit losses on loans and securities	(270,976)			(248,519)
Premises and equipment, net	1,257,452			1,203,432
Accrued interest and other assets	1,904,980			1,884,403
Total Assets	$50,924,554			$49,324,017

Liabilities:
Non-interest-bearing demand deposits	13,798,232			13,976,251
Interest-bearing deposits:
Savings and interest checking	9,969,483	6,005	0.24	9,917,530	10,278	0.42
Money market deposit accounts	11,432,359	63,903	2.27	11,057,597	77,452	2.82
Time accounts	6,457,791	63,260	3.97	5,773,056	67,904	4.73
Total interest-bearing deposits	27,859,633	133,168	1.94	26,748,183	155,634	2.34
Total deposits	41,657,865		1.30	40,724,434		1.54
Federal funds purchased	18,266	201	4.40	32,658	444	5.38
Repurchase agreements	4,146,985	32,419	3.13	3,787,164	35,948	3.76
Junior subordinated deferrable interest debentures	123,193	1,945	6.32	123,136	2,259	7.34
Subordinated notes	99,672	1,164	4.69	99,515	1,164	4.69
Total Interest-Bearing Funds and Average Rate Paid	32,247,749	168,897	2.12	30,790,656	195,449	2.54
Accrued interest and other liabilities	837,094			870,508
Total Liabilities	46,883,075			45,637,415
Shareholders’ Equity	4,041,479			3,686,602
Total Liabilities and Shareholders’ Equity	$50,924,554			$49,324,017
Net interest income		$436,404			$411,367
Net interest spread			2.87%			2.59%
Net interest income to total average earning assets			3.60%			3.48%

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

	Three Months Ended
	March 31, 2025 vs. March 31, 2024
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of days	Total
Interest-bearing deposits	$(18,202)	$(1,561)	$(1,103)	$(20,866)
Federal funds sold	(12)	(27)	(1)	(40)
Resell agreements	(181)	(893)	(13)	(1,087)
Securities:
Taxable	16,089	2,368	(263)	18,194
Tax-exempt	1,835	(3,396)	—	(1,561)
Loans, net of unearned discounts	(20,897)	28,399	(3,657)	3,845
Total earning assets	(21,368)	24,890	(5,037)	(1,515)
Savings and interest checking	(4,218)	58	(113)	(4,273)
Money market deposit accounts	(15,309)	2,611	(851)	(13,549)
Time accounts	(11,525)	7,627	(746)	(4,644)
Federal funds purchased	(70)	(168)	(5)	(243)
Repurchase agreements	(6,299)	3,165	(395)	(3,529)
Junior subordinated deferrable interest debentures	(315)	1	—	(314)
Subordinated notes	—	—	—	—
Total interest-bearing liabilities	(37,736)	13,294	(2,110)	(26,552)
Net change	$16,368	$11,596	$(2,927)	$25,037
Taxable-equivalent net interest income for the three months ended March 31, 2025, increased $25.0 million, or 6.1%, compared to the same period in 2024. Taxable-equivalent net interest income for the three months ended March 31, 2025, included 90 days compared to 91 for the same period in 2024 as a result of the leap year. The additional day added approximately $2.9 million to taxable-equivalent net interest income during the three months ended March 31, 2024. Excluding the impact of the additional day results in an effective increase in taxable-equivalent net interest income of approximately $28.0 million during the three months ended March 31, 2025. The increase in taxable-equivalent net interest income during the three months ended March 31, 2025 was primarily related to decreases in the average costs of interest-bearing deposit accounts and repurchase agreements combined with an increase in the average volume of loans and increases in the average yield on and volume of taxable securities, among other things. The impact of these items was partly offset by decreases in the average yields on loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) combined with increases in the average volumes of interest-bearing deposit accounts and repurchase agreements, among other things. As a result of the aforementioned fluctuations, the taxable-equivalent net interest margin increased 12 basis points from 3.48% during the three months ended March 31, 2024 to 3.60% during the three months ended March 31, 2025.
The average volume of interest-earning assets for the three months ended March 31, 2025 increased $1.5 billion compared to the same period in 2024. The increase in the average volume of interest-earning assets during the three months ended March 31, 2025 was primarily related to a $1.7 billion increase in average loans and a $373.9 million increase in average taxable securities, partly offset by a $314.4 million decrease in average tax-exempt securities, a $118.0 million decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), and a $75.0 million decrease in average resell agreements. The average taxable-equivalent yield on interest-earning assets decreased 14 basis points from 5.13 during the three months ended March 31, 2024 to 4.99% during the three months ended March 31, 2025. The average taxable-equivalent yield on interest-earning assets was impacted by changes in market interest rates (as noted in the table above) and changes in the volume and relative mix of interest-earning assets.
The average taxable-equivalent yield on loans decreased 43 basis points from 7.00% during the three months ended March 31, 2024 to 6.57% during the three months ended March 31, 2025. The average taxable-equivalent yield on loans during the three months ended March 31, 2025 was impacted by decreases in market interest rates (as noted in the table above). The average volume of loans for the three months ended March 31, 2025 increased $1.7 billion, or 8.8%, compared to the same period in 2024. Loans made up approximately 43.8% of average interest-earning assets during the three months ended March 31, 2025, compared to 41.7% during the same respective period in 2024. The increase was primarily related to the use of available funds to originate loans.
The average taxable-equivalent yield on securities was 3.63% during the three months ended March 31, 2025, increasing 31 basis points from 3.32% during the three months ended March 31, 2024. The average yield on taxable securities was 3.29% during the three months ended March 31, 2025, increasing 46 basis points from 2.83% during the same period in 2024. The average taxable-equivalent yield on tax-exempt securities was 4.38% during the three months ended March 31, 2025, increasing 11 basis points from 4.27% during the same period in 2024. Tax-exempt securities made up approximately 33.5% of total average securities during the three months ended March 31, 2025, compared to 35.3% during the same period in 2024. The average volume of total securities during the during the three months ended March 31, 2025 increased $59.5 million, or 0.3%, compared to the same period in 2024. Securities made up approximately 40.9% of average interest-earning assets during the three months ended March 31, 2025, compared to 42.1% during the same period in 2024.
Average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) for the three months ended March 31, 2025 decreased $118.0 million, or 1.6%, compared to the same period in 2024. The decrease during the three months ended March 31, 2025 was primarily related to the reinvestment of amounts held in an interest-bearing account at the Federal Reserve into loans. Interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) made up approximately 15.3% of average interest-earning assets during the three months ended March 31, 2025, compared to 16.0% during the same period in 2024. The average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) was 4.39% during the three months ended March 31, 2025, compared to 5.40% during the same period in 2024. The average yield on interest-bearing deposits during the three months ended March 31, 2025 was impacted by a lower average interest rate paid on reserves held at the Federal Reserve, compared to the same period in 2024.
The average rate paid on interest-bearing liabilities was 2.12% during the three months ended March 31, 2025, decreasing 42 basis points from 2.54% during the same period in 2024. Average deposits increased $933.4 million, or 2.3%, during the three months ended March 31, 2025, compared to the same period in 2024 and included a $1.1 billion increase in average interest-bearing deposits partly offset by a $178.0 million decrease in average non-interest-bearing deposits. The ratio of average interest-bearing deposits to total average deposits was 66.9% during the three months ended March 31, 2025, compared to 65.7% during the same period in 2024. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average cost of interest-bearing deposits and total deposits was 1.94% and 1.30%, respectively, during the three months ended March 31, 2025, compared to 2.34% and 1.54%, respectively, during the same period in 2024. The average cost of deposits was impacted by decreases in the interest rates we pay on our interest-bearing deposit products as a result of a decrease in market interest rates.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.87% during the three months ended March 31, 2025, compared to 2.59% during the same period in 2024. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment, including from new financial technology competitors, and the availability of alternative investment options. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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

	Three Months Ended March 31,
	2025	2024
Credit loss expense (benefit) related to:
Loans	$15,028	$11,650
Off-balance-sheet credit exposures	(1,958)	2,000
Securities held to maturity	—	—
Total	$13,070	$13,650
See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet credit exposures.
Non-Interest Income
Total non-interest income for the three months ended March 31, 2025 increased $12.6 million, or 11.3%, compared to the same period in 2024. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees increased $3.8 million, or 9.8%, for the three months ended March 31, 2025, compared to the same period in 2024. Investment management fees are the most significant component of trust and investment management fees, making up approximately 81.8% and 82.3% of total trust and investment management fees for the first three months of 2025 and 2024, respectively. The increase in trust and investment management fees during the three months ended March 31, 2025 was primarily related to increases in investment management fees (up $2.9 million) and estate fees (up $429 thousand), among other things. Investment management fees are generally based on the market value of assets within an account and are thus impacted by volatility in the equity and bond markets. The increase in investment management fees during the three months ended March 31, 2025 was primarily related to an increase in the average value of assets maintained in accounts. The increase in the average value of assets was partly related to higher average equity valuations during 2025 relative to 2024 and growth in the number of accounts. The increase in estate fees was primarily related to increased transaction volumes relative to 2024.
At March 31, 2025, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (42.3% of assets), fixed income securities (34.5% of assets), alternative investments (8.6% of assets) and cash equivalents (8.3% of assets). The estimated fair value of these assets was $50.7 billion (including managed assets of $25.3 billion and custody assets of $25.5 billion) at March 31, 2025, compared to $51.4 billion (including managed assets of $26.2 billion and custody assets of $25.2 billion) at December 31, 2024 and $48.8 billion (including managed assets of $24.6 billion and custody assets of $24.2 billion) at March 31, 2024.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended March 31, 2025 increased $3.8 million, or 15.4%, compared to the same period in 2024. The increase was primarily related to increases in overdraft charges on consumer and commercial accounts (up $1.9 million and $474 thousand, respectively) and commercial service charges (up $1.8 million). Overdraft charges totaled $14.2 million ($10.7 million consumer and $3.5 million commercial) during the three months ended March 31, 2025, compared to $11.9 million ($8.8 million consumer and $3.0 million commercial) during the same period in 2024. The increase in overdraft charges during the three months ended March 31, 2025 was impacted by an increase in the volume of fee assessed overdrafts relative to 2024, in part due to growth in the number of accounts. The increase in commercial service charges during the three months ended March 31, 2025 was partly related to increases in billable services related to analyzed treasury management accounts combined with the effect of a lower average earnings credit rate applied to deposits maintained by treasury management customers which resulted in customers paying for more of their services through fees rather than with earnings credits applied to their deposit balances. The increases in commercial service charges were also partly related, to a lesser extent, to increases in service fees on non-analyzed accounts.
In December 2024, the Consumer Financial Protection Bureau (“CFPB”) issued a final rule that modified or eliminated several long-standing exclusions from requirements generally applicable to consumer credit that previously exempted certain overdraft practices from such requirements and required banks to restructure many overdraft fees, overdraft lines of credit, and other overdraft practices as separate consumer credit accounts that have become subject to those requirements. This rule applied to banks with over $10 billion in total assets, including Frost Bank, starting in October 2025. Compliance with the new requirements could result in Frost Bank, among other things, facing higher compliance costs in charging overdraft fees, experiencing a decreased ability to recover amounts extended as overdraft protection, reducing the availability of overdraft protection, and/or charging lower overdraft fees. Refer to our 2024 Form 10-K for additional information. In March and April 2025, the U.S. Senate and House of Representatives, respectively, each adopted a resolution that would nullify the CFPB's overdraft rule. The measure is expected to be signed by the President.
Insurance Commissions and Fees. Insurance commissions and fees for the three months ended March 31, 2025 increased $2.7 million, or 14.9%, compared to the same period in 2024. The increase during the three months ended March 31, 2025 was primarily the result of increases in benefit plan commissions (up $1.2 million), property and casualty commissions (up $675 thousand), life insurance commissions (up $456 thousand), and contingent income (up $416 thousand). The increase in benefit plan commissions was primarily related to an increase in business volumes as well as premium and exposure rate increases within the existing customer base. The increases in property and casualty commissions and life insurance commissions were primarily related to increases in business volumes.
Contingent income totaled $4.0 million during the three months ended March 31, 2025 compared to $3.6 million during the same period in 2024. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to portfolio growth and the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $3.5 million during the three months ended March 31, 2025 and $2.9 million during the three months ended March 31, 2024. Performance related contingent income related to commercial lines insurance policies increased due to improved loss performance of commercial lines insurance policies previously placed and growth within the commercial lines portfolio. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $517 thousand during the three months ended March 31, 2025 compared to $733 thousand during the same period in 2024.
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
Net interchange and card transaction fees for the three months ended March 31, 2025 increased $928 thousand, or 20.7%, compared to the same period in 2024. A comparison of gross and net interchange and card transaction fees for the reported periods is presented in the table below.

	Three Months Ended March 31,
	2025	2024
Income from card transactions	$10,227	$9,378
ATM service fees	834	832
Gross interchange and card transaction fees	11,061	10,210
Network costs	5,659	5,736
Net interchange and card transaction fees	$5,402	$4,474
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

Other Charges, Commissions, and Fees. Other charges, commissions, and fees for the three months ended March 31, 2025 increased $1.5 million, or 12.7%, compared to the same period in 2024. The increase was primarily related to increases in income from the placement of annuities (up $857 thousand) and commitment fees on unused lines of credit (up $301 thousand), among other things.
Net Gain/Loss on Securities Transactions. During the three months ended March 31, 2025, we sold certain available-for-sale securities with amortized costs totaling $38.6 million and realized a net loss of $14 thousand. These sales were primarily made in connection with a municipal tender offer. There were no sales of securities during the three months ended March 31, 2024.
Other Non-Interest Income. Other non-interest income for the three months ended March 31, 2025 decreased $201 thousand, or 1.6%, compared to the same period in 2024. The decrease was primarily related to decreases in public finance underwriting fees (down $2.7 million) and sundry and other miscellaneous income (down $747 thousand), mostly offset by increases in gains on the sale of foreclosed and other assets (up $2.5 million) and income from customer derivatives trading activities (up $576 thousand). The fluctuations in public finance underwriting fees and income from customer derivative, foreign exchange and securities trading transactions were primarily related to variations in transaction volumes. Gains on the sale of foreclosed and other assets during 2025 included a $2.5 million gain related to the sale of a foreclosed real estate property.
Non-Interest Expense
Total non-interest expense for the three months ended March 31, 2025 increased $21.8 million, or 6.7%, compared to the same period in 2024. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three months ended March 31, 2025 increased $12.9 million, or 8.7%, compared to the same period in 2024. The increase in salaries and wages was primarily related to an increase in salaries due to annual merit and market increases and an increase in the number of employees. The increase in the number of employees was partly related to our investment in organic expansion in various markets. Salaries and wages during the three months ended March 31, 2025 were also impacted, to a lesser extent, by an increase in incentive compensation.
Employee Benefits. Employee benefits expense for the three months ended March 31, 2025 increased $6.2 million, or 17.2%, compared to the same period in 2024. The increase was primarily related to increases in 401(k) plan expense (up $3.0 million), payroll taxes (up $1.8 million), and medical/dental benefits expense (up $1.5 million).
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
Net Occupancy. Net occupancy expense for the three months ended March 31, 2025 increased $1.5 million, or 4.7%, compared to the same period in 2024. The increase was primarily related to increases in depreciation on buildings and leasehold improvements (together up $756 thousand); repairs/maintenance/service contracts expense (up $546 thousand); and lease expense (up $492 thousand), among other things, partly offset by an increase in tenant income (up $554 thousand). The increases in the aforementioned components of net occupancy expense were impacted, in part, by our expansion efforts.
Technology, Furniture, and Equipment. Technology, furniture, and equipment expense for the three months ended March 31, 2025 increased $5.1 million, or 14.6%, compared to the same period in 2024. The increase was primarily related to increases in cloud services expense (up $2.5 million), software maintenance (up $1.3 million), and depreciation on furniture and equipment (up $616 thousand), among other things.
Deposit Insurance. Deposit insurance expense totaled $7.2 million for the three months ended March 31, 2025 compared to $14.7 million for the three months ended March 31, 2024, respectively. Deposit insurance expense during the three months ended March 31, 2024 included $7.7 million related to additional accruals related to a special deposit insurance assessment. Refer to our 2024 Form 10-K for additional information related to the special deposit insurance assessment. Excluding the assessment from 2024, deposit insurance expense would have increased $259 thousand primarily due to an increase in total assets as well as an increase in the assessment rate.
Other Non-Interest Expense. Other non-interest expense for the three months ended March 31, 2025 increased $3.7 million, or 6.1%, compared to the same period in 2024. The increase included increases in professional services expense (up $1.0 million); donations expense (up $1.0 million), primarily related to a donation to the Frost Charitable Foundation; business development expense (up $556 thousand); foreclosed assets expense (up $451 thousand); and research and platform fees (up $423 thousand); among other things, partly offset by decreases in advertising/promotions expense (down $932 thousand) and check card expenses (down $416 thousand), among other things.

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
Banking
Net income for the three months ended March 31, 2025 increased $14.0 million, or 10.6%, compared to the same period in 2024. The increase during the three months ended March 31, 2025 was primarily the result of a $25.7 million increase in net interest income, a $7.4 million increase in non-interest income and a $580 thousand decrease in credit loss expense partly offset by a $17.9 million increase in non-interest expense and a $1.9 million increase in income tax expense.
Net interest income for the three months ended March 31, 2025 increased $25.7 million, or 6.6%, compared to the same period in 2024. The increase during the three months ended March 31, 2025 was primarily related to decreases in the average costs of interest-bearing deposit accounts and repurchase agreements combined with an increase in the average volume of loans and increases in the average yield on and volume of taxable securities, among other things. The impact of these items was partly offset by decreases in the average yields on loans and interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) combined with increases in the average volumes of interest-bearing deposit accounts and repurchase agreements, among other things. Net interest income for the first three months of 2024 included an additional day as a result of leap year. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Credit loss expense for the three months ended March 31, 2025 totaled $13.1 million compared to $13.7 million during the same period in 2024. See the sections captioned “Credit Loss Expense” and “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet commitments.
Non-interest income for the three months ended March 31, 2025 increased $7.4 million, or 11.2%, compared to the same period in 2024. The increase during the three months ended March 31, 2025 was primarily related to increases in service charges on deposit accounts; insurance commissions and fees; and interchange and card transaction fees. The increase in service charges on deposit accounts was primarily related to increases in overdraft charges on consumer and commercial accounts and commercial service charges. The increase in insurance commissions and fees was primarily the result of increases in benefit plan commissions, commercial lines property and casualty commissions, life insurance commissions, and contingent commissions. The increase in interchange and card transaction fees was primarily related increased income from card transactions. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three months ended March 31, 2025 increased $17.9 million, or 6.2%, compared to the same period in 2024. The increase was primarily due to increases in salaries and wages; employee benefits expense; technology, furniture, and equipment expense; other non-interest expense; and net occupancy expense. These increases were partly offset by a decrease in deposit insurance expense. The increase in salaries and wages was primarily related to an increase in salaries due to annual merit and market increases and an increase in the number of employees. Salaries and wages were also impacted, to a lesser extent, by an increase in incentive compensation. The increase in employee benefits expense was primarily related increases in 401(k) plan expense, payroll taxes, and medical/dental benefits expense. The increase in technology, furniture, and equipment expense was primarily related to increases in cloud services expense, software maintenance, and depreciation on furniture and equipment, among other things. The increase in other non-interest expense included increases in professional services expense; donations expense; business development expense; sundry and other miscellaneous expense; and foreclosed assets expense; among other things, partly offset by decreases in advertising/promotions expense and check card expenses, among other things. The increase in net occupancy expense was primarily related to increases in depreciation on buildings and leasehold improvements; repairs/maintenance/service contracts expense; and lease expense, among other things, partly offset by an increase in tenant income. The decrease in deposit insurance expense was primarily due to a $7.7 million special deposit insurance assessment accrual during the three months ended March 31, 2024. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Frost Wealth Advisors
Net income for the three months ended March 31, 2025 increased $1.2 million, or 17.0%, compared to the same period in 2024. The increase during the three months ended March 31, 2025 was primarily the result of a $5.3 million increase in non-interest income partly offset by a $3.9 million increase in non-interest expense, among other things.
Non-interest income for the three months ended March 31, 2025 increased $5.3 million, or 11.7%, compared to the same period in 2024. The increase during the three months ended March 31, 2025 was primarily due to increases in trust and investment management fees and other charges, commissions, and fees. The increase in trust and investment management fees was primarily related to increases in investment management fees and estate fees, among other things. The increase in investment management fees was primarily related to an increase in the average value of assets maintained in accounts. The increase in the average value of assets was partly related to higher average equity valuations during the first quarter of 2025 relative to the first quarter of 2024 and growth in the number of accounts. The increase in estate fees was primarily related to increased transaction volumes relative to 2024. The increase in other charges, commissions, and fees during the three months ended March 31, 2025 was primarily related to increases in income from the placement of annuities and mutual funds, and brokerage commission income, among other things. See the analysis of trust and investment management fees, other non-interest income and other charges, commissions, and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three months ended March 31, 2025 increased $3.9 million, or 10.2%, compared to the same period in 2024. The increase was primarily related to increases in salaries and wages; other non-interest expense and employee benefits expense. The increase in salaries and wages was primarily due to an increase in salaries, due to annual merit and market increases, and an increase in incentive compensation. The increase in other non-interest expense was primarily related to increases in research and platform fees and corporate overhead expense allocations, among other things, partly offset by decreases in sundry and other miscellaneous expense and professional services expense, among other things. The increase in employee benefits was primarily related to increases in 401(k)/profit sharing plan expense, payroll taxes, and medical/dental benefits expense, among other things.
Non-Banks
The Non-Banks operating segment had a net loss of $3.5 million during the three months ended March 31, 2025, compared to a net loss of $3.6 million during the same period in 2024. The three months ended March 31, 2025 was positively impacted by a decrease in net interest expense due to a decrease in the average rates paid on our long-term borrowings, and negatively impacted by an increase in non-interest expense and a decrease in the net income tax benefit.
Income Taxes
During the three months ended March 31, 2025, we recognized income tax expense of $28.2 million, for an effective tax rate of 15.7%, compared to $25.9 million, for an effective tax rate of 16.0%, for the same period in 2024. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2025 and 2024 primarily due to the effect of tax-exempt income from securities, loans and life insurance policies and the income tax effects associated with stock-based compensation, among other things, and their relative proportion to total pre-tax net income. The increase in income tax expense during the three months ended March 31, 2025 was primarily due to an increase in projected pre-tax net income. The decrease in the effective tax rate during the three months ended March 31, 2025 was primarily related to a decrease in projected disallowed deposit interest expense combined with an increase in tax benefits associated with stock compensation, among other things.
Average Balance Sheet
Average assets totaled $50.9 billion for the three months ended March 31, 2025 representing an increase of $1.6 billion, or 3.2%, compared to average assets for the same period in 2024. Earning assets increased $1.5 billion, or 3.4%, during the three months ended March 31, 2025, compared to the same period in 2024. The increase in earning assets was primarily related to a $1.7 billion increase in average loans and a $373.9 million increase in average taxable securities partly offset by a $314.4 million decrease in tax-exempt securities, a $118.0 million decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and a $75.0 million decrease in average resell agreements. Average deposits increased $933.4 million, or 2.3%, during the three months ended March 31, 2025, compared to the same period in 2024. The increase included a $1.1 billion increase in interest-bearing deposits partly offset by a $178.0 million decrease in non-interest-bearing deposits. Average non-interest-bearing deposits made up 33.1% and 34.3% of average total deposits during the three months ended March 31, 2025 and 2024, respectively.

Loans
Details of our loan portfolio are presented in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report. Loans increased $149.1 million, or 0.7%, from $20.8 billion at December 31, 2024 to $20.9 billion at March 31, 2025. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans, and real estate loans. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2024 Form 10-K for a more detailed discussion of our loan origination and risk management processes.
Commercial and Industrial. Commercial and industrial loans increased $53.6 million, or 0.9%, from $6.1 billion at December 31, 2024 to $6.2 billion at March 31, 2025. Our commercial and industrial loans are a diverse group of loans to small, medium, and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s).
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services, (iv) providing equipment to support oil and gas drilling, (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans increased $24.2 million, or 2.1%, from $1.1 billion at December 31, 2024 to $1.2 billion at March 31, 2025. Energy loans are one of our largest industry concentrations totaling 5.5% of total loans at March 31, 2025, up from 5.4% of total loans at December 31, 2024. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and SNCs.
Purchased Shared National Credits. SNCs are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $906.4 million at March 31, 2025, decreasing $98.4 million, or 9.8%, from $1.0 billion at December 31, 2024. At March 31, 2025, 33.8% of outstanding purchased SNCs were related to the construction industry while 13.6% were related to the real estate management industry, 12.9% were related to the financial services industry and 10.8% were related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Commercial Real Estate. Commercial real estate loans totaled $10.0 billion at both March 31, 2025 and December 31, 2024. Commercial real estate loans represented 75.7% and 76.3% of total real estate loans at March 31, 2025 and December 31, 2024, respectively. The majority of our commercial real estate loan portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At March 31, 2025, approximately half of the outstanding principal balance of our commercial real estate loans (excluding construction and land) were secured by owner-occupied properties.
Consumer Real Estate and Other Consumer Loans. The consumer real estate loan portfolio increased $100.2 million, or 3.2%, from $3.1 billion at December 31, 2024 to $3.2 billion at March 31, 2025. Combined, home equity loans and lines of credit made up 58.6% and 58.8% of the consumer real estate loan total at March 31, 2025 and December 31, 2024, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. We also originate 1-4 family mortgage loans for portfolio investment purposes. Consumer and other loans decreased $19.3 million, or 4.3%, from December 31, 2024. The consumer and other loan portfolio primarily consists of automobile loans, overdrafts, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities.

Accruing Past Due Loans. Accruing past due loans are presented in the following tables. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

		Accruing Loans 30-89 Days Past Due		Accruing Loans 90 or More Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
March 31, 2025
Commercial and industrial	$6,163,093	$36,834	0.60%	$7,218	0.12%	$44,052	0.72%
Energy	1,153,137	6,980	0.61	39	—	7,019	0.61
Commercial real estate:
Buildings, land, and other	7,707,702	45,801	0.59	4,098	0.05	49,899	0.64
Construction	2,251,265	3,844	0.17	—	—	3,844	0.17
Consumer real estate	3,203,544	18,456	0.58	3,322	0.10	21,778	0.68
Consumer and other	425,179	6,326	1.49	958	0.23	7,284	1.72
Total	$20,903,920	$118,241	0.57	$15,635	0.07	$133,876	0.64

December 31, 2024
Commercial and industrial	$6,109,532	$36,540	0.60%	$7,685	0.13%	$44,225	0.73%
Energy	1,128,895	4,263	0.38	—	—	4,263	0.38
Commercial real estate:
Buildings, land, and other	7,704,447	36,737	0.48	1,523	0.02	38,260	0.50
Construction	2,264,076	870	0.04	—	—	870	0.04
Consumer real estate	3,103,389	17,015	0.55	5,681	0.18	22,696	0.73
Consumer and other	444,474	6,341	1.43	822	0.18	7,163	1.61
Total	$20,754,813	$101,766	0.49	$15,711	0.08	$117,477	0.57
Accruing past due loans at March 31, 2025 increased $16.4 million compared to December 31, 2024. The increase was primarily related to increases in past due commercial real estate - buildings, land, and other loans (up $11.6 million), past due commercial real estate - construction loans (up $3.0 million) and past due energy loans (up $2.8 million). Accruing past due commercial real estate loans - building, land and other at March 31, 2025 and December 31, 2024 included $8.2 million and $6.2 million, respectively, related to owner occupied properties and $41.7 million and $32.1 million, respectively, related to non-owner occupied properties.
Non-Accrual Loans. Non-accrual loans are presented in the table below. Also see in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	March 31, 2025			December 31, 2024
		Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Commercial and industrial	$6,163,093	$48,851	0.79%	$6,109,532	$46,004	0.75%
Energy	1,153,137	4,035	0.35	1,128,895	4,079	0.36
Commercial real estate:
Buildings, land, and other	7,707,702	23,669	0.31	7,704,447	21,920	0.28
Construction	2,251,265	—	—	2,264,076	—	—
Consumer real estate	3,203,544	6,438	0.20	3,103,389	6,511	0.21
Consumer and other	425,179	541	0.13	444,474	352	0.08
Total	$20,903,920	$83,534	0.40	$20,754,813	$78,866	0.38
Allowance for credit losses on loans		$275,488			$270,151
Ratio of allowance for credit losses on loans to non-accrual loans		329.79%			342.54%

Non-accrual loans at March 31, 2025 increased $4.7 million from December 31, 2024 primarily due to increases in non-accrual commercial and industrial loans and non-accrual commercial real estate - buildings, land, and other loans. Non-accrual commercial real estate loans - building, land and other at March 31, 2025 and December 31, 2024 included $11.4 million and $19.8 million, respectively, related to owner occupied properties and $12.2 million and $2.1 million, respectively, related to non-owner occupied properties.
Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest. Non-accrual commercial and industrial loans included two credit relationships in excess of $5.0 million totaling $27.6 million at March 31, 2025 and $28.7 million at December 31, 2024. Non-accrual commercial real estate loans included one credit relationship in excess of $5.0 million totaling $9.5 million at March 31, 2025. We recognized a $2.0 million charge-off related to this credit relationship during the first quarter of 2025. At December 31, 2024, non-accrual commercial real estate loans included one credit relationship in excess of $5.0 million totaling $7.5 million. The outstanding balance of this credit relationship decreased to $3.0 million at March 31, 2025 as a result of principal payments. Another credit relationship had an aggregate balance of $5.1 million at December 31, 2024 of which $4.6 million was included with non-accrual commercial real estate loans and $586 thousand was included with non-accrual commercial and industrial loans. This credit relationship paid off during the first quarter of 2025 and we recognized $329 thousand as a recovery of prior charge-offs.

Allowance for Credit Losses
In the case of loans and securities, allowances for credit losses are contra-asset valuation accounts, calculated in accordance with Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses, that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses (“CECL”) on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions, and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions, or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. See our 2024 Form 10-K for additional information regarding our accounting policies related to credit losses.
Allowance for Credit Losses - Loans. The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan portfolio segment; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
March 31, 2025
Commercial and industrial	$94,307	29.5%	$6,163,093	1.53%
Energy	10,256	5.5	1,153,137	0.89
Commercial real estate	143,177	47.6	9,958,967	1.44
Consumer real estate	18,924	15.3	3,203,544	0.59
Consumer and other	8,824	2.1	425,179	2.08
Total	$275,488	100.0%	$20,903,920	1.32
December 31, 2024
Commercial and industrial	$87,569	29.5%	$6,109,532	1.43%
Energy	9,992	5.4	1,128,895	0.89
Commercial real estate	143,205	48.0	9,968,523	1.44
Consumer real estate	19,106	15.0	3,103,389	0.62
Consumer and other	10,279	2.1	444,474	2.31
Total	$270,151	100.0%	$20,754,813	1.30
The allowance allocated to commercial and industrial loans totaled $94.3 million, or 1.53% of total commercial and industrial loans, at March 31, 2025 increasing $6.7 million, or 7.7%, compared to $87.6 million, or 1.43% of total commercial and industrial loans, at December 31, 2024. Modeled expected credit losses increased $3.8 million, in part due to growth within the portfolio and an increase in the weighted-average risk grade. Qualitative factor (“Q-Factor”) and other qualitative adjustments related to commercial and industrial loans increased $1.7 million primarily due to an increase in the model overlay for credit concentrations. Specific allocations for commercial and industrial loans that were evaluated for expected credit losses on an individual basis increased $1.2 million from $13.3 million at December 31, 2024 to $14.4 million at March 31, 2025. The increase was primarily related to new specific allocations for new individually assessed loans.
The allowance allocated to energy loans totaled $10.3 million, or 0.89% of total energy loans, at March 31, 2025 increasing $264 thousand, or 2.6%, compared to $10.0 million, or 0.89% of total energy loans, at December 31, 2024. Modeled expected credit losses related to energy loans increased $138 thousand while Q-Factor and other qualitative adjustments related to energy loans increased $149 thousand. Specific allocations for energy loans that were evaluated for expected credit losses on an individual basis totaled $2.7 million at both March 31, 2025 and December 31, 2024.

The allowance allocated to commercial real estate loans totaled $143.2 million, or 1.44% of total commercial real estate loans, at both March 31, 2025 and December 31, 2024 as there was no significant change in modeled expected credit losses; Q-Factor and other qualitative adjustments; or specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis.
Additional information related to the allowance allocated to commercial real estate loans at March 31, 2025 and December 31, 2024 is included in the following table:

	Owner Occupied	Non-owner Occupied	Construction and Land	Total
March 31, 2025
Modeled expected credit losses	$12,230	$4,016	$1,236	$17,482
Q-Factor and other qualitative adjustments	28,390	49,867	46,813	125,070
Specific allocations	122	—	503	625
Total	$40,742	$53,883	$48,552	$143,177
Total Loans	$3,622,476	$3,548,744	$2,787,747	$9,958,967
Ratio of allowance to loans in each category	1.12%	1.52%	1.74%	1.44%
December 31, 2024
Modeled expected credit losses	$12,579	$4,199	$771	$17,549
Q-Factor and other qualitative adjustments	28,268	49,325	47,438	125,031
Specific allocations	122	—	503	625
Total	$40,969	$53,524	$48,712	$143,205
Total Loans	$3,622,201	$3,543,019	$2,803,303	$9,968,523
Ratio of allowance to loans in each category	1.13%	1.51%	1.74%	1.44%
The allowance allocated to consumer real estate loans totaled $18.9 million, or 0.59% of total consumer real estate loans, at March 31, 2025 decreasing $182 thousand, or 1.0%, compared to $19.1 million, or 0.62% of total consumer real estate loans, at December 31, 2024 primarily due to a $158 thousand decrease in modeled expected credit losses.
The allowance allocated to consumer loans totaled $8.8 million, or 2.08% of total consumer loans, at March 31, 2025, decreasing $1.5 million, or 14.2%, compared to $10.3 million, or 2.31% of total consumer loans, at December 31, 2024. The decrease was primarily related to a decrease in modeled expected credit losses, down $1.4 million, in part due to a decrease in the expected loss rate associated with overdrafts.
As more fully described in our 2024 Form 10-K, we measure expected credit losses over the life of each loan utilizing a combination of models which measure probability of default and loss given default, among other things. The measurement of expected credit losses is impacted by loan/borrower attributes and certain macroeconomic variables. Models are adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period.
In estimating expected credit losses as of March 31, 2025, we utilized the Moody’s Analytics March 2025 Baseline Scenario (the “March 2025 Baseline Scenario”) to forecast the macroeconomic variables used in our models. The March 2025 Baseline Scenario is an estimate of the most likely path of the economy through the current business cycle (50% probability that economic conditions will be worse and 50% probability that economic conditions will be better). The March 2025 Baseline Scenario projections included, among other things, (i) U.S. Nominal Gross Domestic Product average annualized quarterly growth rates of 4.67% during the remainder of 2025 and 4.41% through the end of the forecast period in the first quarter of 2027; (ii) average annualized U.S. unemployment rates of 4.10% during the remainder of 2025 and 4.34% through the end of the forecast period in the first quarter of 2027; (iii) average annualized Texas unemployment rate of 4.14% during the remainder of 2025 and 4.11% through the end of the forecast period in the first quarter of 2027; (iv) projected average 10 year Treasury rate of 4.38% during the remainder of 2025 and 4.29% through the end of the forecast period in the first quarter of 2027; and (v) average oil price of $71.09 per barrel during the remainder of 2025 and $66.64 per barrel through the end of the forecast period in the first quarter of 2027.
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
The overall loan portfolio as of March 31, 2025 increased $149.1 million, or 0.7%, compared to December 31, 2024. This increase included a $100.2 million, or 3.2%, increase in consumer real estate loans; a $53.6 million, or 0.9%, increase in commercial and industrial loans; and a $24.2 million, or 2.1%, increase in energy loans. These increases were partly offset by a $19.3 million, or 4.3%, decrease in consumer and other loans and a $9.6 million, or 0.1%, decrease in commercial real estate loans.
The weighted average risk grade for commercial and industrial loans increased to 6.66 at March 31, 2025 from 6.64 at December 31, 2024. The increase was partly related to an increase in the weighted-average risk grade of higher-risk grade classified loans to 11.34 at March 31, 2025 from 11.29 at December 31, 2024 partly offset by the impact of an $18.5 million decrease in such loans. Classified loans consist of loans having a risk grade of 11, 12 or 13. The increase was also partly related to an increase in the weighted-average risk grade of pass grade commercial and industrial loans, which increased to 6.31 at March 31, 2025 from 6.30 at December 31, 2024. The weighted-average risk grade for energy loans increased to 5.64 at March 31, 2025 from 5.58 at December 31, 2024. Pass-grade energy loans increased $14.5 million while the weighted-average risk grade of such loans increased from 5.51 at December 31, 2024 to 5.53 at March 31, 2025. The increase in the weighted-average risk grade for energy loans was also partly due to a $9.7 million increase in energy loans graded as “special mention” (risk grade 10). The weighted average risk grade for commercial real estate loans was 7.35 at both March 31, 2025 and December 31, 2024 as the impact of an increase in the weighted-average risk grade of pass grade loans from 7.07 at December 31, 2024 to 7.08 at March 31, 2025 was offset by the impact of a decrease in classified commercial real estate loans (down $30.1 million).
As noted above, our credit loss models utilized the economic forecasts in the Moody's March 2025 Baseline Scenario for our estimated expected credit losses as of March 31, 2025 and the Moody’s December 2024 Consensus Scenario for our estimate of expected credit losses as of December 31, 2024. We qualitatively adjusted the model results based on these scenarios for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor, or Q-Factor, adjustments are discussed below.
Q-Factor adjustments are based upon management's judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of March 31, 2025, modeled expected credit losses were adjusted upwards by a weighted-average Q-Factor adjustment of approximately 4.0%, resulting in a $3.9 million total adjustment, compared to 4.1% at December 31, 2024, which resulted in a $3.8 million total adjustment.
We have also provided additional qualitative adjustments, or management overlays, as of March 31, 2025 as management believes there are still significant risks impacting certain categories of our loan portfolio. Q-Factor and other qualitative adjustments as of March 31, 2025 are detailed in the table below.

	Q-Factor Adjustment	Model Overlays	Office Building Overlays	Down-Side Scenario Overlay	Credit Concentration Overlays	Consumer Overlay	Total
Commercial and industrial	$2,220	$—	$—	$13,048	$9,113	$—	$24,381
Energy	164	—	—	—	3,308	—	3,472
Commercial real estate:
Owner occupied	554	27,063	—	—	773	—	28,390
Non-owner occupied	201	34,820	13,279	—	1,567	—	49,867
Construction and land	62	40,519	5,990	—	242	—	46,813
Consumer real estate	615	—	—	—	—	—	615
Consumer and other	84	—	—	—	—	3,000	3,084
Total	$3,900	$102,402	$19,269	$13,048	$15,003	$3,000	$156,622

Model overlays are qualitative adjustments to address the effects of risks not captured within our commercial real estate credit loss models. These adjustments are determined based upon minimum reserve ratios for our commercial real estate loans. In the case of our commercial real estate - owner occupied loan portfolio, we determined a minimum reserve ratio is appropriate to address the effect of the model's over-sensitivity to positive changes in certain economic variables. After analysis and benchmarking against peer bank data, we believe the modeled results may be overly optimistic and not appropriately capturing downside risk. As such, we determined that the appropriate forecasted loss rate for our owner-occupied commercial real estate loan portfolio should be more closely aligned with that of our commercial and industrial loan portfolio. In the case of our commercial real estate - non-owner occupied and commercial real estate - construction loan portfolios, we determined minimum reserve ratios are appropriate as we believe the modeled results are not appropriately capturing the downside risk associated with our borrowers' ability to access the capital markets for the sale or refinancing of investor real estate and assets currently under construction. We believe access to capital may be impaired for a significant amount of time. Accordingly, this would require secondary sources of liquidity and capital to support completed projects that may take considerably longer to stabilize than originally underwritten. Furthermore, most of our non-owner occupied and construction loans are originated with floating interest rates. As a result, these borrowers have been significantly impacted by the most recent cycle of rising interest rates. While there was a slight decrease in market interest rates in the second half of 2024, market expectations for short-term rates now forecast that future reductions will come at a slower pace than previously thought while longer-term rates are increasing as investors have begun to demand term and risk premiums at the long end of the yield curve.
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
The down-side scenario overlay is a qualitative adjustment for our commercial and industrial loan portfolio to address the significant risk of economic recession as a result of inflation; tariffs and other protectionist trade policies; rising interest rates; labor shortages; disruption in financial markets and global supply chains; further oil price volatility; and the current or anticipated impact of global wars/military conflicts, terrorism, or other geopolitical events. Factors such as these are outside of our control but nonetheless affect customer income levels and could alter anticipated customer behavior, including borrowing, repayment, investment, and deposit practices. To determine this qualitative adjustment, we use an alternative, more pessimistic economic scenario to forecast the macroeconomic variables used in our models. As of March 31, 2025, we used the Moody’s Analytics S3 Alternative Scenario Downside - 90th Percentile. In modeling expected credit losses using this scenario, we also assume each non-classified loan within our modeled loan pools is downgraded by one risk grade level. The qualitative adjustment is based upon the amount by which the alternative scenario modeling results exceed those of the primary scenario used in estimating credit loss expense, adjusted based upon management's assessment of the probability that this more pessimistic economic scenario will occur.
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

As of December 31, 2024, we provided qualitative adjustments, as detailed in the table below. Further information regarding these qualitative adjustments is provided in our 2024 Form 10-K.

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

	Credit Loss Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Three months ended:
March 31, 2025
Commercial and industrial	$10,181	$(3,443)	$6,066,373	(0.23)%
Energy	(38)	302	1,140,334	0.11
Commercial real estate	1,970	(1,998)	9,993,337	(0.08)
Consumer real estate	429	(611)	3,152,604	(0.08)
Consumer and other	2,486	(3,941)	435,820	(3.67)
Total	$15,028	$(9,691)	$20,788,468	(0.19)
March 31, 2024
Commercial and industrial	$1,992	$(402)	$6,007,791	(0.03)%
Energy	(3,776)	180	951,545	0.08
Commercial real estate	7,610	16	9,175,278	—
Consumer real estate	1,806	(1,487)	2,505,559	(0.24)
Consumer and other	4,018	(5,656)	472,098	(4.82)
Total	$11,650	$(7,349)	$19,112,271	(0.15)
We recorded a net credit loss expense related to loans totaling $15.0 million for the three months ended March 31, 2025 while we recorded a net credit loss expense totaling $11.7 million during the same period in 2024. Net credit loss expense/benefit for each portfolio segment reflects the amount needed to adjust the allowance for credit losses allocated to that segment to the level of expected credit losses determined under our allowance methodology after net charge-offs have been recognized. The net credit loss expense related to loans during the first three months of 2025 primarily reflects an increase in expected credit losses associated with commercial and industrial loans primarily related to increases in modeled expected credit losses, model overlays and specific allocations. The net credit loss expense related to loans during the first three months of 2025 also reflects recent charge-off trends particularly related to commercial and industrial loans and consumer loans (overdrafts). In 2025, we implemented new tools and enhanced internal procedures that are designed to identify fraudulent activity more accurately and more rapidly than in the past. As a result, we began writing-off deposit accounts that were overdrawn as a result of fraudulent activity directly to fraud expense, which is included in other non-interest expense in the accompanying consolidated income statements, rather than as charge-offs through the allowance for credit losses on loans. No prior period amounts were reclassified in accordance with these new procedures as management determined such amounts were not significant to the prior financial statements.
The ratio of the allowance for credit losses on loans to total loans was 1.32% at March 31, 2025 compared to 1.30% December 31, 2024. Management believes the recorded amount of the allowance for credit losses on loans is appropriate based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, our estimate of current expected credit losses could also change, which could affect the level of future credit loss expense related to loans.

Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures totaled $49.9 million and $51.9 million at March 31, 2025 and December 31, 2024, respectively. The level of the allowance for credit losses on off-balance-sheet credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio. The allowance for credit losses on off-balance-sheet credit exposures at both March 31, 2025 and December 31, 2024 were also impacted by a $4.3 million specific allocation related to certain unfunded letters of credit for a commercial and industrial borrower that was evaluated for expected credit losses on an individual basis. We also recognized specific allocations for funded loans to this borrower totaling $7.2 million at both March 31, 2025 and December 31, 2024. We recognized a net credit loss benefit related to off-balance-sheet credit exposures totaling $2.0 million during the three months ended March 31, 2025, compared to a net credit loss expense of $2.0 million during the same period in 2024. Our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures are further described in our 2024 Form 10-K.
Capital and Liquidity
Capital. Shareholders’ equity totaled $4.1 billion at March 31, 2025 and $3.9 billion at December 31, 2024. Sources of capital during the three months ended March 31, 2025 included net income of $150.9 million; other comprehensive income, net of tax, of $122.8 million; $4.1 million related to stock-based compensation; and $3.7 million in proceeds from stock option exercises. Uses of capital during the three months ended March 31, 2025 included $63.3 million of dividends paid on preferred and common stock and $2.6 million of treasury stock purchases.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized loss of $1.1 billion at March 31, 2025, compared to a net, after-tax, unrealized loss of $1.3 billion at December 31, 2024. The decrease in the net, after-tax, unrealized loss was primarily due to a $122.5 million net, after-tax, increase in the fair value of securities available for sale.
Under the Basel III Capital Rules, we have elected to opt-out of the requirement to include most components of accumulated other comprehensive income in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss do not increase or reduce regulatory capital and are not included in the calculation of our regulatory capital ratios. In connection with the adoption of ASC 326 on January 1, 2020, we also elected to exclude, for a transitional period, the effects of credit loss accounting under CECL in the calculation of our regulatory capital and regulatory capital ratios. The transitional period ended on December 31, 2024. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure capital and take into consideration the risk inherent in both on-balance-sheet and off-balance-sheet items. See Note 6 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
We paid a quarterly dividend of $0.95 per common share during the first quarter of 2025 and a quarterly dividend of $0.92 per common share during the first quarter of 2024. These dividend amounts equate to a common stock dividend payout ratio of 41.3% and 44.6% during the first three months of 2025 and 2024, respectively. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions described in Note 6 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
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
Liquidity. As more fully discussed in our 2024 Form 10-K, our liquidity position is continuously monitored, and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. Our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings as well as maturities of securities and loan amortization. As of March 31, 2025, we had approximately $7.1 billion held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of March 31, 2025, based upon available, pledgeable collateral, our total borrowing capacity with the FHLB was approximately $6.5 billion. Furthermore, at March 31,

2025, we had approximately $9.7 billion in securities that were available to pledge and could be used to support additional borrowings, as needed, through repurchase agreements or the Federal Reserve discount window.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 6 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At March 31, 2025, Cullen/Frost had liquid assets, primarily consisting of cash on deposit at Frost Bank, totaling $348.7 million.
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
Refer to the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2024 Form 10-K. There has been no significant change in the types of market risks we face since December 31, 2024.
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
Our model simulations as of March 31, 2025 indicate that our projected balance sheet is slightly less asset sensitive in comparison to our balance sheet as of December 31, 2024. For modeling purposes, as of March 31, 2025, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.2% and 2.4%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in negative variances in net interest income of 0.6% and 2.3%, respectively, relative to the flat-rate case over the next 12 months. For modeling purposes, as of December 31, 2024, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.5% and 2.8%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in negative variances in net interest income of 1.1% and 2.2%, respectively, relative to the flat-rate case over the next 12 months.
We do not currently pay interest on a significant portion of our commercial demand deposits. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. Our March 31, 2025 and December 31, 2024, model simulations did not assume any payment of interest on commercial demand deposits (those not already receiving an earnings credit). Management believes, based on our experience during the last interest rate cycle, that it is less likely we will pay interest on these deposits as rates increase.
As of March 31, 2025, the effects of a 200 basis point increase and a 200 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
Item 1A. Risk Factors
There has been no material change in the risk factors disclosed under Item 1A. of our 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2025. Dollar amounts in thousands.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period (1)
January 1, 2025 to January 31, 2025	—		$—	—	$150,000
February 1, 2025 to February 28, 2025	18,406	(2)	141.11	—	150,000
March 1, 2025 to March 31, 2025	21	(2)	122.60	—	150,000
Total	18,427			—
(1)On January 29, 2025, Cullen/Frost announced that our board of directors authorized a $150.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period expiring on January 28, 2026.
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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	May 1, 2025	By:	/s/ Daniel J. Geddes
Daniel J. Geddes
Group Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2025	By:	/s/ Matthew B. Henson
Matthew B. Henson
Executive Vice President
and Chief Accounting Officer
(Principal Accounting Officer)