Form 10-Q
period 2025-06-30
CULLEN/FROST BANKERS, INC.
filed 2025-07-31
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2025
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2025, there were 64,325,284 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
June 30, 2025

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2025	December 31, 2024
Assets:
Cash and due from banks	$759,255	$722,906
Interest-bearing deposits	6,345,282	9,495,777
Federal funds sold	1,900	5,925
Resell agreements	9,650	9,650
Total cash and cash equivalents	7,116,087	10,234,258
Securities held to maturity, net of allowance for credit losses of $310 at both June 30, 2025 and December 31, 2024	3,486,290	3,533,775
Securities available for sale, at estimated fair value	16,612,686	15,043,625
Trading account securities	45,290	33,910
Loans, net of unearned discounts	21,254,495	20,754,813
Less: Allowance for credit losses on loans	(277,803)	(270,151)
Net loans	20,976,692	20,484,662
Premises and equipment, net	1,277,058	1,245,377
Accrued interest receivable and other assets	1,895,257	1,944,652
Total assets	$51,409,360	$52,520,259

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$13,745,461	$14,441,820
Interest-bearing deposits	27,938,153	28,280,928
Total deposits	41,683,614	42,722,748
Federal funds purchased	25,700	21,975
Repurchase agreements	4,418,379	4,342,941
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	123,213	123,184
Subordinated notes, net of unamortized issuance costs	99,726	99,648
Accrued interest payable and other liabilities	858,418	1,311,175
Total liabilities	47,209,050	48,621,671

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 150,000 Series B shares ($1,000 liquidation preference) issued at both June 30, 2025 and December 31, 2024	145,452	145,452
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,404,582 shares issued at both June 30, 2025 and December 31, 2024	644	644
Additional paid-in capital	1,084,485	1,075,572
Retained earnings	4,119,886	3,951,482
Accumulated other comprehensive income (loss), net of tax	(1,140,472)	(1,252,004)
Treasury stock, at cost; 85,305 shares at June 30, 2025 and 207,150 at December 31, 2024	(9,685)	(22,558)
Total shareholders’ equity	4,200,310	3,898,588
Total liabilities and shareholders’ equity	$51,409,360	$52,520,259
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income:
Loans, including fees	$344,689	$343,776	$679,297	$674,316
Securities:
Taxable	130,127	99,012	246,383	197,074
Tax-exempt	58,041	54,579	112,648	109,838
Interest-bearing deposits	68,740	97,639	148,235	198,000
Federal funds sold	97	80	137	160
Resell agreements	264	1,199	375	2,397
Total interest income	601,958	596,285	1,187,075	1,181,785
Interest expense:
Deposits	134,293	159,260	267,461	314,894
Federal funds purchased	281	547	482	991
Repurchase agreements	34,677	36,302	67,096	72,250
Junior subordinated deferrable interest debentures	1,939	2,300	3,884	4,559
Subordinated notes	1,164	1,164	2,328	2,328
Total interest expense	172,354	199,573	341,251	395,022
Net interest income	429,604	396,712	845,824	786,763
Credit loss expense	13,129	15,787	26,199	29,437
Net interest income after credit loss expense	416,475	380,925	819,625	757,326
Non-interest income:
Trust and investment management fees	43,669	41,404	86,600	80,489
Service charges on deposit accounts	29,151	26,114	57,772	50,909
Insurance commissions and fees	13,879	13,919	34,898	32,215
Interchange and card transaction fees	5,619	5,351	11,021	9,825
Other charges, commissions, and fees	13,967	13,020	27,553	25,080
Net gain (loss) on securities transactions	—	—	(14)	—
Other	10,988	11,382	23,454	24,049
Total non-interest income	117,273	111,190	241,284	222,567
Non-interest expense:
Salaries and wages	162,149	151,237	323,006	299,237
Employee benefits	32,826	28,802	74,983	64,772
Net occupancy	34,640	32,374	67,917	64,152
Technology, furniture, and equipment	40,572	35,951	80,690	70,946
Deposit insurance	6,590	8,383	13,774	23,107
Other	70,351	60,217	134,824	120,967
Total non-interest expense	347,128	316,964	695,194	643,181
Income before income taxes	186,620	175,151	365,715	336,712
Income taxes	29,617	29,652	57,790	55,523
Net income	157,003	145,499	307,925	281,189
Preferred stock dividends	1,669	1,669	3,338	3,338
Net income available to common shareholders	$155,334	$143,830	$304,587	$277,851

Earnings per common share:
Basic	$2.39	$2.21	$4.69	$4.27
Diluted	2.39	2.21	4.69	4.27
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$157,003	$145,499	$307,925	$281,189
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	(14,563)	(42,111)	141,069	(241,186)
Change in net unrealized gain on securities transferred to held to maturity	—	(157)	(521)	(316)
Reclassification adjustment for net (gains) losses included in net income	—	—	14	—
Total securities available for sale and transferred securities	(14,563)	(42,268)	140,562	(241,502)
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	309	419	619	837
Total defined-benefit post-retirement benefit plans	309	419	619	837
Other comprehensive income (loss), before tax	(14,254)	(41,849)	141,181	(240,665)
Deferred tax expense (benefit)	(2,993)	(8,788)	29,649	(50,540)
Other comprehensive income (loss), net of tax	(11,261)	(33,061)	111,532	(190,125)
Comprehensive income (loss)	$145,742	$112,438	$419,457	$91,064
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Three months ended:
June 30, 2025
Balance at beginning of period	$145,452	$644	$1,079,653	$4,031,422	$(1,129,211)	$(13,800)	$4,114,160
Net income	—	—	—	157,003	—	—	157,003
Other comprehensive income (loss), net of tax	—	—	—	—	(11,261)	—	(11,261)
Stock option exercises/stock unit conversions (36,942 shares)	—	—	—	(1,943)	—	4,191	2,248
Stock-based compensation expense recognized in earnings	—	—	4,832	—	—	—	4,832
Purchase of treasury stock (606 shares)	—	—	—	—	—	(76)	(76)
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,669)	—	—	(1,669)
Cash dividends – common stock ($1.00 per share)	—	—	—	(64,927)	—	—	(64,927)
Balance at end of period	$145,452	$644	$1,084,485	$4,119,886	$(1,140,472)	$(9,685)	$4,200,310

June 30, 2024
Balance at beginning of period	$145,452	$644	$1,059,547	$3,726,559	$(1,276,283)	$(17,739)	$3,638,180
Net income	—	—	—	145,499	—	—	145,499
Other comprehensive income (loss), net of tax	—	—	—	—	(33,061)	—	(33,061)
Stock option exercises/stock unit conversions (38,452 shares)	—	—	—	(573)	—	2,867	2,294
Stock-based compensation expense recognized in earnings	—	—	4,523	—	—	—	4,523
Purchase of treasury stock (301,094 shares)	—	—	—	—	—	(30,153)	(30,153)
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,669)	—	—	(1,669)
Cash dividends – common stock ($0.92 per share)	—	—	—	(59,808)	—	—	(59,808)
Balance at end of period	$145,452	$644	$1,064,070	$3,810,008	$(1,309,344)	$(45,025)	$3,665,805
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Six months ended:
June 30, 2025
Balance at beginning of period	$145,452	$644	$1,075,572	$3,951,482	$(1,252,004)	$(22,558)	$3,898,588
Net income	—	—	—	307,925	—	—	307,925
Other comprehensive income (loss), net of tax	—	—	—	—	111,532	—	111,532
Stock option exercises/stock unit conversions (140,878 shares)	—	—	—	(9,593)	—	15,549	5,956
Stock-based compensation expense recognized in earnings	—	—	8,913	—	—	—	8,913
Purchase of treasury stock (19,033shares)	—	—	—	—	—	(2,676)	(2,676)
Cash dividends – Series B preferred stock (approximately $22.25 per share which is equivalent to approximately $0.56 per depositary share)	—	—	—	(3,338)	—	—	(3,338)
Cash dividends – common stock ($1.95 per share)	—	—	—	(126,590)	—	—	(126,590)
Balance at end of period	$145,452	$644	$1,084,485	$4,119,886	$(1,140,472)	$(9,685)	$4,200,310

June 30, 2024
Balance at beginning of period	$145,452	$644	$1,055,809	$3,657,688	$(1,119,219)	$(23,927)	$3,716,447
Net income	—	—	—	281,189	—	—	281,189
Other comprehensive income (loss), net of tax	—	—	—	—	(190,125)	—	(190,125)
Stock option exercises/stock unit conversions (122,628 shares)	—	—	—	(5,919)	—	11,128	5,209
Stock-based compensation expense recognized in earnings	—	—	8,261	—	—	—	8,261
Purchase of treasury stock (319,287 shares)	—	—	—	—	—	(32,226)	(32,226)
Cash dividends – Series B preferred stock (approximately $22.25 per share which is equivalent to approximately $0.56 per depositary share)	—	—	—	(3,338)	—	—	(3,338)
Cash dividends – common stock ($1.84 per share)	—	—	—	(119,612)	—	—	(119,612)
Balance at end of period	$145,452	$644	$1,064,070	$3,810,008	$(1,309,344)	$(45,025)	$3,665,805
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net income	$307,925	$281,189
Adjustments to reconcile net income to net cash from operating activities:
Credit loss expense	26,199	29,437
Deferred tax expense (benefit)	(4,017)	(7,713)
Accretion of loan discounts	(13,718)	(10,245)
Securities premium amortization (discount accretion), net	20,128	24,786
Net (gain) loss on securities transactions	14	—
Depreciation and amortization	43,734	40,695
Net (gain) loss on sale/write-down of assets/foreclosed assets	(2,374)	110
Stock-based compensation	8,913	8,261
Net tax benefit from stock-based compensation	1,376	621
Earnings on life insurance policies	(1,882)	(1,840)
Net change in:
Trading account securities	(4,309)	(175)
Lease right-of-use assets	12,887	12,473
Accrued interest receivable and other assets	1,530	287,609
Accrued interest payable and other liabilities	(551,745)	(47,195)
Net cash from operating activities	(155,339)	618,013
Investing Activities:
Securities held to maturity:
Purchases	(1,500)	—
Maturities, calls and principal repayments	46,888	31,325
Securities available for sale:
Purchases	(8,285,846)	(3,757,122)
Sales	38,556	—
Maturities, calls and principal repayments	6,882,720	4,902,271
Proceeds from sale of loans	7,305	1,191
Net change in loans	(514,111)	(1,179,526)
Benefits received on life insurance policies	1,820	1,063
Proceeds from sales of premises and equipment	38	9
Purchases of premises and equipment	(67,218)	(64,800)
Proceeds from sales of foreclosed assets	15,135	—
Net cash from investing activities	(1,876,213)	(65,589)
Financing Activities:
Net change in deposits	(1,039,134)	(1,602,428)
Net change in short-term borrowings	79,163	(342,521)
Proceeds from stock option exercises	5,956	5,209
Purchase of treasury stock	(2,676)	(32,226)
Cash dividends paid on preferred stock	(3,338)	(3,338)
Cash dividends paid on common stock	(126,590)	(119,612)
Net cash from financing activities	(1,086,619)	(2,094,916)
Net change in cash and cash equivalents	(3,118,171)	(1,542,492)
Cash and cash equivalents at beginning of period	10,234,258	8,687,276
Cash and cash equivalents at end of period	$7,116,087	$7,144,784

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
Cash Flow Reporting. Additional cash flow information was as follows:

	Six Months Ended June 30,
	2025	2024
Cash paid for interest	$347,183	$389,432
Cash paid for income taxes	63,500	62,000
Significant non-cash transactions:
Unsettled securities transactions	89,045	29,011
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	10,623	9,218
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

Note 2 - Securities
Securities - Held to Maturity. A summary of the amortized cost, fair value and allowance for credit losses related to securities held to maturity as of June 30, 2025 and December 31, 2024, is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses	Net Carrying Amount
June 30, 2025
Residential mortgage-backed securities	$1,160,686	$—	$44,267	$1,116,419	$—	$1,160,686
States and political subdivisions	2,324,414	617	224,735	2,100,296	(310)	2,324,104
Other	1,500	—	6	1,494	—	1,500
Total	$3,486,600	$617	$269,008	$3,218,209	$(310)	$3,486,290
December 31, 2024
Residential mortgage-backed securities	$1,193,840	$—	$71,076	$1,122,764	$—	$1,193,840
States and political subdivisions	2,338,745	13,954	116,414	2,236,285	(310)	2,338,435
Other	1,500	—	3	1,497	—	1,500
Total	$3,534,085	$13,954	$187,493	$3,360,546	$(310)	$3,533,775
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. The carrying value of held-to-maturity securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law totaled $1.3 billion at June 30, 2025 and $1.4 billion December 31, 2024. Accrued interest receivable on held-to-maturity securities totaled $37.4 million at June 30, 2025 and $37.8 million at December 31, 2024, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by States and political subdivisions and other securities as of June 30, 2025 and December 31, 2024:

	States and Political Subdivisions
	Not Guaranteed or Pre-Refunded	Guaranteed by the Texas PSF	Guaranteed by Third Party	Pre-Refunded	Total	Other Securities
June 30, 2025
Aaa/AAA	$300,663	$1,495,335	$6,149	$14,730	$1,816,877	$—
Aa/AA	493,959	—	13,578	—	507,537	—
Not rated	—	—	—	—	—	1,500
Total	$794,622	$1,495,335	$19,727	$14,730	$2,324,414	$1,500
December 31, 2024
Aaa/AAA	$301,310	$1,504,951	$13,640	$14,531	$1,834,432	$—
Aa/AA	498,198	—	6,115	—	504,313	—
Not rated	—	—	—	—	—	1,500
Total	$799,508	$1,504,951	$19,755	$14,531	$2,338,745	$1,500
The following table details activity in the allowance for credit losses on held-to-maturity securities during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$310	$310	$310	$310
Credit loss expense (benefit)	—	—	—	—
Ending balance	$310	$310	$310	$310

Securities - Available for Sale. A summary of the amortized cost, fair value and allowance for credit losses related to securities available for sale as of June 30, 2025 and December 31, 2024, is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
June 30, 2025
U.S. Treasury	$3,023,961	$—	$183,022	$—	$2,840,939
Residential mortgage-backed securities	9,716,684	31,912	898,333	—	8,850,263
States and political subdivisions	5,246,131	1,631	369,638	—	4,878,124
Other	43,360	—	—	—	43,360
Total	$18,030,136	$33,543	$1,450,993	$—	$16,612,686
December 31, 2024
U.S. Treasury	$3,692,215	$—	$249,895	$—	$3,442,320
Residential mortgage-backed securities	8,024,704	2,352	1,029,154	—	6,997,902
States and political subdivisions	4,842,060	2,493	284,329	—	4,560,224
Other	43,179	—	—	—	43,179
Total	$16,602,158	$4,845	$1,563,378	$—	$15,043,625
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At June 30, 2025, all of the securities in our available for sale municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 69.5% are either guaranteed by the Texas Permanent School Fund (“PSF”) or have been pre-refunded. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of available-for-sale securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law totaled $6.1 billion at June 30, 2025 and $6.2 billion at December 31, 2024. Accrued interest receivable on available-for-sale securities totaled $117.2 million at June 30, 2025 and $104.9 million at December 31, 2024, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The table below summarizes, as of June 30, 2025, securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by type of security and length of time in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$2,840,939	$183,022	$2,840,939	$183,022
Residential mortgage-backed securities	1,005,571	7,927	4,627,613	890,406	5,633,184	898,333
States and political subdivisions	1,291,852	55,979	3,224,226	313,659	4,516,078	369,638
Total	$2,297,423	$63,906	$10,692,778	$1,387,087	$12,990,201	$1,450,993
As of June 30, 2025, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Contractual Maturities. The following table summarizes the maturity distribution schedule of securities held to maturity and securities available for sale as of June 30, 2025. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
Held To Maturity
Amortized Cost
Residential mortgage-backed securities	$—	$508,570	$11,232	$640,884	$1,160,686
States and political subdivisions	6,445	17,513	69,665	2,230,791	2,324,414
Other	—	1,500	—	—	1,500
Total	$6,445	$527,583	$80,897	$2,871,675	$3,486,600
Estimated Fair Value
Residential mortgage-backed securities	$—	$473,543	$9,570	$633,306	$1,116,419
States and political subdivisions	6,467	17,709	67,642	2,008,478	2,100,296
Other	—	1,494	—	—	1,494
Total	$6,467	$492,746	$77,212	$2,641,784	$3,218,209
Available For Sale
Amortized Cost
U. S. Treasury	$697,559	$1,935,177	$198,253	$192,972	$3,023,961
Residential mortgage-backed securities	—	10,157	2,453	9,704,074	9,716,684
States and political subdivisions	76,817	339,990	757,110	4,072,214	5,246,131
Other	—	—	—	—	43,360
Total	$774,376	$2,285,324	$957,816	$13,969,260	$18,030,136
Estimated Fair Value
U. S. Treasury	$693,221	$1,837,015	$172,984	$137,719	$2,840,939
Residential mortgage-backed securities	—	10,161	2,503	8,837,599	8,850,263
States and political subdivisions	76,787	338,133	722,959	3,740,245	4,878,124
Other	—	—	—	—	43,360
Total	$770,008	$2,185,309	$898,446	$12,715,563	$16,612,686
Sales of Securities. Sales of available for sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Proceeds from sales	$—	$—	$38,556	$—
Gross realized gains	—	—	43	—
Gross realized losses	—	—	(57)	—
Tax (expense) benefit of securities gains/losses	—	—	3	—
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Premium amortization	$(15,078)	$(16,570)	$(30,091)	$(34,523)
Discount accretion	4,895	5,032	9,963	9,737
Net (premium amortization) discount accretion	$(10,183)	$(11,538)	$(20,128)	$(24,786)

Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	June 30, 2025	December 31, 2024
U.S. Treasury	$35,515	$33,910
States and political subdivisions	9,775	—
Total	$45,290	$33,910
Net gains and losses on trading account securities included in other non-interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net gain on sales transactions	$1,515	$1,223	$2,788	$2,382
Net mark-to-market gains (losses)	5	(82)	(28)	(101)
Net gain (loss) on trading account securities	$1,520	$1,141	$2,760	$2,281
Note 3 - Loans
Loans were as follows:

	June 30, 2025	December 31, 2024
Commercial and industrial	$6,069,215	$6,109,532
Energy:
Production	1,020,281	903,654
Service	239,901	203,629
Other	55,045	21,612
Total energy	1,315,227	1,128,895
Commercial real estate:
Commercial mortgages	7,472,048	7,165,220
Construction	2,075,700	2,264,076
Land	546,001	539,227
Total commercial real estate	10,093,749	9,968,523
Consumer real estate:
Home equity lines of credit	984,169	911,239
Home equity loans	972,366	914,738
Home improvement loans	872,176	852,536
1-4 family mortgage loans	354,762	259,456
Other	155,802	165,420
Total consumer real estate	3,339,275	3,103,389
Total real estate	13,433,024	13,071,912
Consumer and other	437,029	444,474
Total loans	$21,254,495	$20,754,813
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston, and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of June 30, 2025, there were no concentrations of loans related to any single industry in excess of 10% of total loans. At that date, the largest industry concentrations were related to the energy industry, which totaled 6.2% of total loans, and the automobile dealerships industry, which totaled 5.5% of total loans. Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.1 billion and $67.3 million, respectively, as of June 30, 2025, while unfunded commitments to extend credit and standby letters of credit issued to customers in the automobile dealership industry totaled $519.7 million and $20.0 million, respectively, as of June 30, 2025.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2025 or December 31, 2024.

Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers, and their affiliates (collectively referred to as “related parties”). Such loans totaled $280.8 million at June 30, 2025 and $295.8 million at December 31, 2024.
Accrued Interest Receivable. Accrued interest receivable on loans totaled $88.8 million at June 30, 2025 and $86.8 million at December 31, 2024, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
Federal Home Loan Bank Blanket Pledge. We have executed a blanket pledge and security agreement with the Federal Home Loan Bank (“FHLB”) under which certain qualifying loans are pledged as collateral for any outstanding borrowings under the agreement. Loans pledged under the blanket agreement totaled $19.8 billion at June 30, 2025 and $19.2 billion at December 31, 2024, though no FHLB borrowings were outstanding as of these dates.
Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.
Non-accrual loans, segregated by class of loans, were as follows:

	June 30, 2025		December 31, 2024
	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$38,015	$10,614	$46,004	$8,800
Energy	4,020	1,343	4,079	1,377
Commercial real estate:
Buildings, land, and other	14,058	9,267	21,920	18,660
Construction	—	—	—	—
Consumer real estate	6,107	3,952	6,511	4,048
Consumer and other	193	193	352	—
Total	$62,393	$25,369	$78,866	$32,885
The following table presents non-accrual loans as of June 30, 2025, by class and year of origination.

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$8,896	$2,402	$6,228	$3,609	$1,493	$2,184	$2,652	$10,551	$38,015
Energy	—	—	—	—	—	1,343	2,677	—	4,020
Commercial real estate:
Buildings, land, and other	2,916	—	3,013	1,314	1,183	4,378	—	1,254	14,058
Construction	—	—	—	—	—	—	—	—	—
Consumer real estate	—	—	47	—	—	2,313	80	3,667	6,107
Consumer and other	—	185	8	—	—	—	—	—	193
Total	$11,812	$2,587	$9,296	$4,923	$2,676	$10,218	$5,409	$15,472	$62,393
In the table above, loans reported as 2025 originations as of June 30, 2025 were, for the most part, first originated in years prior to 2025 but were renewed in the current year. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $1.3 million and $2.7 million for the three and six months ended June 30, 2025, respectively, and approximately $1.3 million and $2.5 million for the three and six months ended June 30, 2024, respectively.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of June 30, 2025, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$26,553	$27,532	$54,085	$6,015,130	$6,069,215	$7,542
Energy	1,104	4,020	5,124	1,310,103	1,315,227	—
Commercial real estate:
Buildings, land, and other	10,791	44,129	54,920	7,963,129	8,018,049	36,439
Construction	—	—	—	2,075,700	2,075,700	—
Consumer real estate	19,316	10,336	29,652	3,309,623	3,339,275	4,387
Consumer and other	4,546	762	5,308	431,721	437,029	569
Total	$62,310	$86,779	$149,089	$21,105,406	$21,254,495	$48,937
Modifications to Borrowers Experiencing Financial Difficulty. From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. The period-end balance of loan modifications, segregated by type of modification, to borrowers experiencing financial difficulty during the six months ended June 30, 2025 and 2024 are set forth in the table below, regardless of whether such modifications resulted in a new loan. There were no commitments to lend additional funds to these borrowers at June 30, 2025.

	Payment Delay	Percent of Total Class of Loans	Combination: Payment Delay and Term Extension	Percent of Total Class of Loans
June 30, 2025
Commercial and industrial	$3,101	0.1%	$—	—%
Commercial real estate:
Buildings, land, and other	1,876	—	—	—
	$4,977		$—
June 30, 2024
Commercial and industrial	$—	—%	$27,731	0.4%
The financial effects of the loan modifications made to borrowers experiencing financial difficulty were not significant during the six months ended June 30, 2025 and 2024. The loan modifications reported in the table above did not significantly impact our determination of the allowance for credit losses on loans during their respective reporting periods.
Information as of June 30, 2025 and June 30, 2024, related to loans modified (by type of modification) in the preceding twelve months, respectively, whereby the borrower was experiencing financial difficulty at the time of modification is set forth in the following table.

	June 30, 2025		June 30, 2024
	Payment Delay	Combination: Payment Delay and Term Extension	Payment Delay	Combination: Payment Delay and Term Extension
Past due in excess of 90 days or on non-accrual status at period-end:
Commercial and industrial	$4,888	$9,911	$—	$—
Commercial real estate:
Buildings, land, and other	1,876	—	—	—
	$6,764	$9,911	$—	$—
Charge-offs during the period:
Commercial and industrial	$1,108	$—	$—	$—

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
We utilize a risk grading matrix to assign a risk grade to each of our commercial loans. Loans are graded on a scale of 1 to 14. A description of the general characteristics of the 14 risk grades is set forth in our 2024 Form 10-K. We monitor portfolio credit quality by the weighted-average risk grade of each class of commercial loan. Individual relationship managers, under the oversight of credit administration, review updated financial information for all pass grade loans to reassess the risk grade on at least an annual basis. When a loan has a risk grade of 9, it is still considered a pass grade loan; however, it is considered to be on management’s “watch list,” where a significant risk-modifying action is anticipated in the near term. When a loan has a risk grade of 10 or higher, a special assets officer monitors the loan on an on-going basis. The following table presents weighted-average risk grades for all commercial loans, by class and year of origination/renewal, as of June 30, 2025.

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Commercial and industrial
Risk grades 1-8	$1,100,232	$763,569	$421,366	$328,274	$215,171	$459,353	$2,230,178	$44,149	$5,562,292	6.12
Risk grade 9	46,794	26,690	7,814	7,935	21,947	29,688	50,570	19,167	210,605	9.00
Risk grade 10	3,294	1,687	17,427	39,411	3,680	15,433	37,216	6,446	124,594	10.00
Risk grade 11	35,019	15,743	20,166	17,117	2,113	5,288	20,220	18,043	133,709	11.00
Risk grade 12	3,100	1,600	5,487	2,153	1,481	2,154	591	6,107	22,673	12.00
Risk grade 13	5,796	802	741	1,456	12	30	2,061	4,444	15,342	13.00
	$1,194,235	$810,091	$473,001	$396,346	$244,404	$511,946	$2,340,836	$98,356	$6,069,215	6.45
W/A risk grade	5.88	6.98	7.13	7.35	7.19	5.74	6.24	8.95	6.45
Energy
Risk grades 1-8	$265,684	$162,906	$12,350	$32,534	$13,660	$1,588	$796,450	$3,031	$1,288,203	5.52
Risk grade 9	467	—	2,148	—	5	520	3,834	186	7,160	9.00
Risk grade 10	—	—	—	1,561	1,947	—	3,161	737	7,406	10.00
Risk grade 11	—	110	—	1,999	—	14	2,867	3,448	8,438	11.00
Risk grade 12	—	—	—	—	—	1,343	—	—	1,343	12.00
Risk grade 13	—	—	—	—	—	—	2,677	—	2,677	13.00
	$266,151	$163,016	$14,498	$36,094	$15,612	$3,465	$808,989	$7,402	$1,315,227	5.62
W/A risk grade	6.01	6.68	7.34	7.66	4.68	9.70	5.12	9.25	5.62
Commercial real estate:
Buildings, land, other
Risk grades 1-8	$698,567	$1,335,669	$1,250,645	$1,347,688	$908,921	$1,455,579	$180,755	$198,344	$7,376,168	6.97
Risk grade 9	10,949	8,426	12,399	65,910	81,454	31,445	575	5,432	216,590	9.00
Risk grade 10	—	7,760	42,684	53,115	106,361	23,135	3,498	192	236,745	10.00
Risk grade 11	—	9,388	12,644	47,292	8,638	92,716	—	3,810	174,488	11.00
Risk grade 12	2,916	—	3,013	1,314	961	3,656	—	963	12,823	12.00
Risk grade 13	—	—	—	—	222	722	—	291	1,235	13.00
	$712,432	$1,361,243	$1,321,385	$1,515,319	$1,106,557	$1,607,253	$184,828	$209,032	$8,018,049	7.21
W/A risk grade	7.08	7.19	7.25	7.33	7.61	7.13	6.90	5.43	7.21

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Construction
Risk grades 1-8	$227,096	$620,535	$416,397	$300,600	$62,672	$89	$130,496	$—	$1,757,885	7.59
Risk grade 9	26,472	5,418	26,840	23,242	—	—	13,649	—	95,621	9.00
Risk grade 10	16,396	—	—	155,092	44,846	—	—	—	216,334	10.00
Risk grade 11	—	—	5,860	—	—	—	—	—	5,860	11.00
Risk grade 12	—	—	—	—	—	—	—	—	—	12.00
Risk grade 13	—	—	—	—	—	—	—	—	—	13.00
	$269,964	$625,953	$449,097	$478,934	$107,518	$89	$144,145	$—	$2,075,700	7.91
W/A risk grade	7.42	7.65	7.85	8.57	8.34	6.02	7.66	—	7.91
Total commercial real estate	$982,396	$1,987,196	$1,770,482	$1,994,253	$1,214,075	$1,607,342	$328,973	$209,032	$10,093,749	7.35
W/A risk grade	7.18	7.33	7.40	7.63	7.67	7.13	7.23	5.43	7.35
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

	Commercial and Industrial		Energy		Commercial Real Estate - Buildings, Land and Other		Commercial Real Estate - Construction		Total Commercial Real Estate
	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans
Risk grades 1-8	6.30	$5,553,757	5.51	$1,111,319	7.01	$7,103,502	7.31	$1,860,004	7.07	$8,963,506
Risk grade 9	9.00	262,446	9.00	11,183	9.00	211,814	9.00	171,611	9.00	383,425
Risk grade 10	10.00	88,935	10.00	52	10.00	173,033	10.00	232,461	10.00	405,494
Risk grade 11	11.00	158,390	11.00	2,262	11.00	194,178	11.00	—	11.00	194,178
Risk grade 12	12.00	32,739	12.00	1,379	12.00	21,295	12.00	—	12.00	21,295
Risk grade 13	13.00	13,265	13.00	2,700	13.00	625	13.00	—	13.00	625
Total	6.64	$6,109,532	5.58	$1,128,895	7.25	$7,704,447	7.71	$2,264,076	7.35	$9,968,523
Information about the payment status of consumer loans, segregated by portfolio segment and year of origination, as of June 30, 2025, was as follows:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$503	$1,506	$1,748	$2,868	$1,235	$3,120	$8,243	$93	$19,316
Past due 90 or more days	—	44	153	1,124	568	2,550	1,949	3,948	10,336
Total past due	503	1,550	1,901	3,992	1,803	5,670	10,192	4,041	29,652
Current loans	295,248	674,978	500,685	360,309	232,865	275,529	962,005	8,004	3,309,623
Total	$295,751	$676,528	$502,586	$364,301	$234,668	$281,199	$972,197	$12,045	$3,339,275
Consumer and other:
Past due 30-89 days	$2,697	$329	$230	$183	$20	$47	$952	$88	$4,546
Past due 90 or more days	171	29	8	38	—	—	331	185	762
Total past due	2,868	358	238	221	20	47	1,283	273	5,308
Current loans	37,048	25,992	17,799	6,598	2,247	2,329	314,958	24,750	431,721
Total	$39,916	$26,350	$18,037	$6,819	$2,267	$2,376	$316,241	$25,023	$437,029

Period-end balances for revolving loans that converted to term during the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commercial and industrial	$12,234	$10,557	$34,255	$24,813
Energy	2,199	604	2,242	646
Commercial real estate:
Buildings, land and other	60,649	65,642	115,162	66,238
Construction	—	165	—	165
Consumer real estate	667	971	1,254	1,703
Consumer and other	2,630	3,541	6,296	6,094
Total	$78,379	$81,480	$159,209	$99,659
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2024 Form 10-K, totaled 126.1 at June 30, 2025 and 125.3 at December 31, 2024. A higher TLI value implies more favorable economic conditions.
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
The following table presents details of the allowance for credit losses on loans segregated by loan portfolio segment as of June 30, 2025 and December 31, 2024.

June 30, 2025	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Modeled expected credit losses	$56,406	$4,388	$17,656	$20,312	$6,207	$104,969
Q-Factor and other qualitative adjustments	23,735	3,324	122,032	711	3,093	152,895
Specific allocations	15,343	2,677	1,235	684	—	19,939
Total	$95,484	$10,389	$140,923	$21,707	$9,300	$277,803
December 31, 2024
Modeled expected credit losses	$51,669	$3,969	$17,549	$17,720	$7,019	$97,926
Q-Factor and other qualitative adjustments	22,635	3,323	125,031	620	3,095	154,704
Specific allocations	13,265	2,700	625	766	165	17,521
Total	$87,569	$9,992	$143,205	$19,106	$10,279	$270,151

The following table details activity in the allowance for credit losses on loans by portfolio segment for the three and six months ended June 30, 2025 and 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
June 30, 2025
Beginning balance	$94,307	$10,256	$143,177	$18,924	$8,824	$275,488
Credit loss expense (benefit)	4,315	(47)	383	3,821	4,994	13,466
Charge-offs	(4,163)	—	(2,639)	(1,292)	(7,290)	(15,384)
Recoveries	1,025	180	2	254	2,772	4,233
Net (charge-offs) recoveries	(3,138)	180	(2,637)	(1,038)	(4,518)	(11,151)
Ending balance	$95,484	$10,389	$140,923	$21,707	$9,300	$277,803
June 30, 2024
Beginning balance	$75,596	$14,218	$138,224	$13,857	$8,402	$250,297
Credit loss expense (benefit)	6,936	(3,038)	1,903	2,175	7,760	15,736
Charge-offs	(4,282)	(79)	(122)	(408)	(8,360)	(13,251)
Recoveries	304	384	15	83	2,739	3,525
Net (charge-offs) recoveries	(3,978)	305	(107)	(325)	(5,621)	(9,726)
Ending balance	$78,554	$11,485	$140,020	$15,707	$10,541	$256,307
Six months ended:
June 30, 2025
Beginning balance	$87,569	$9,992	$143,205	$19,106	$10,279	$270,151
Credit loss expense (benefit)	14,496	(85)	2,353	4,250	7,480	28,494
Charge-offs	(8,499)	(52)	(4,639)	(2,250)	(14,134)	(29,574)
Recoveries	1,918	534	4	601	5,675	8,732
Net (charge-offs) recoveries	(6,581)	482	(4,635)	(1,649)	(8,459)	(20,842)
Ending balance	$95,484	$10,389	$140,923	$21,707	$9,300	$277,803
June 30, 2024
Beginning balance	$74,006	$17,814	$130,598	$13,538	$10,040	$245,996
Credit loss expense (benefit)	8,928	(6,814)	9,513	3,981	11,778	27,386
Charge-offs	(6,426)	(79)	(122)	(2,077)	(16,617)	(25,321)
Recoveries	2,046	564	31	265	5,340	8,246
Net (charge-offs) recoveries	(4,380)	485	(91)	(1,812)	(11,277)	(17,075)
Ending balance	$78,554	$11,485	$140,020	$15,707	$10,541	$256,307
The following table presents year-to-date gross charge-offs by year of origination as of June 30, 2025.

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$165	$682	$1,774	$101	$452	$61	$2,752	$2,512	$8,499
Energy	—	—	—	52	—	—	—	—	52
Commercial real estate:
Buildings, land and other	—	—	—	—	4,636	3	—	—	4,639
Construction	—	—	—	—	—	—	—	—	—
Consumer real estate	—	57	261	110	259	428	1,135	—	2,250
Consumer and other	7,624	3,957	461	221	1	13	1,328	529	14,134
Total	$7,789	$4,696	$2,496	$484	$5,348	$505	$5,215	$3,041	$29,574
In the table above, $7.6 million of the consumer and other loan charge-offs reported as 2025 originations and $3.8 million of the total reported as 2024 originations were related to deposit overdrafts.

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment, as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial and industrial	$36,745	$15,343	$45,009	$13,265
Energy	4,020	2,677	4,078	2,700
Commercial real estate:
Buildings, land and other	13,322	1,235	18,797	122
Construction	—	—	2,012	503
Consumer real estate	5,819	684	6,039	766
Consumer and other	—	—	352	165
Total	$59,906	$19,939	$76,287	$17,521
Note 4 - Deposits
Deposits were as follows:

	June 30, 2025	December 31, 2024
Non-interest-bearing demand deposits	$13,745,461	$14,441,820
Interest-bearing deposits:
Savings and interest checking	9,809,183	10,310,942
Money market accounts	11,487,027	11,568,254
Time accounts	6,641,943	6,401,732
Total interest-bearing deposits	27,938,153	28,280,928
Total deposits	$41,683,614	$42,722,748
The table below presents additional information about our deposits. Public funds in excess of deposit insurance limits are included in the totals for deposits not covered by insurance; however, such deposits are generally fully collateralized by securities.

	June 30, 2025	December 31, 2024
Deposits from foreign sources (primarily Mexico)	$1,253,790	$1,219,463
Non-interest-bearing public funds deposits	481,175	759,819
Interest-bearing public funds deposits	566,995	625,104
Total deposits not covered by deposit insurance	21,428,987	22,972,618
Time deposits not covered by deposit insurance	2,903,249	2,744,112
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
Financial instruments with off-balance-sheet risk were as follows:

	June 30, 2025	December 31, 2024
Commitments to extend credit	$11,804,295	$12,046,520
Standby letters of credit	399,767	449,176
Deferred standby letter of credit fees	2,601	3,071

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
The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$49,946	$53,751	$51,904	$51,751
Credit loss expense (benefit)	(337)	51	(2,295)	2,051
Ending balance	$49,609	$53,802	$49,609	$53,802
Lease Commitments. We lease certain office facilities and office equipment under operating leases. The components of total lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of lease right-of-use assets	$9,085	$8,829	$18,126	$17,619
Short-term lease expense	239	394	573	719
Non-lease components (including taxes, insurance, common maintenance, etc.)	3,882	3,466	7,636	7,015
Total	$13,206	$12,689	$26,335	$25,353
Right-of-use lease assets totaled $268.0 million at June 30, 2025 and $270.3 million at December 31, 2024, and are reported as a component of premises and equipment on our accompanying consolidated balance sheets. The related lease liabilities totaled $305.5 million at June 30, 2025 and $308.1 million at December 31, 2024, and are reported as a component of accrued interest payable and other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $9.4 million and $18.5 million during the three and six months ended June 30, 2025, respectively, and $8.9 million and $17.0 million during the three and six months ended June 30, 2024, respectively. There has been no significant change in our expected future minimum lease payments since December 31, 2024. See the 2024 Form 10-K for information regarding these commitments.
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

Tier 1 capital includes CET1 and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital included $145.5 million of 4.450% non-cumulative perpetual preferred stock at June 30, 2025 and December 31, 2024, the details of which are further discussed below. Frost Bank did not have any additional Tier 1 capital beyond CET1 at June 30, 2025 or December 31, 2024. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowances for credit losses on securities, loans, and off-balance-sheet credit exposures. Tier 2 capital for Cullen/Frost also includes the permissible portion of qualified subordinated debt (which decreases 20.0% per year during the final five years of the term of the notes) totaling $20.0 million at June 30, 2025 and $40.0 million at December 31, 2024, and trust preferred securities totaling $120.0 million at both June 30, 2025 and December 31, 2024.
The following table presents actual and required capital ratios as of June 30, 2025 and December 31, 2024, for Cullen/Frost and Frost Bank under the Basel III Capital Rules. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2024 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Required to be Considered Well- Capitalized (1)
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2025
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$4,522,416	13.98%	$2,264,455	7.00%	N/A	N/A
Frost Bank	4,536,485	14.03	2,263,613	7.00	$2,101,926	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,667,868	14.43	2,749,695	8.50	1,940,961	6.00
Frost Bank	4,536,485	14.03	2,748,673	8.50	2,586,986	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	5,135,590	15.88	3,396,683	10.50	3,234,936	10.00
Frost Bank	4,864,207	15.04	3,395,419	10.50	3,233,732	10.00
Leverage Ratio
Cullen/Frost	4,667,868	8.98	2,080,263	4.00	N/A	N/A
Frost Bank	4,536,485	8.72	2,080,532	4.00	2,600,665	5.00

December 31, 2024
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$4,343,666	13.62%	$2,232,822	7.00%	N/A	N/A
Frost Bank	4,387,862	13.76	2,231,710	7.00	$2,072,302	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,489,118	14.07	2,711,283	8.50	1,913,847	6.00
Frost Bank	4,387,862	13.76	2,709,934	8.50	2,550,526	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	4,954,136	15.53	3,349,232	10.50	3,189,745	10.00
Frost Bank	4,692,880	14.72	3,347,565	10.50	3,188,157	10.00
Leverage Ratio
Cullen/Frost	4,489,118	8.63	2,079,715	4.00	N/A	N/A
Frost Bank	4,387,862	8.44	2,079,965	4.00	2,599,956	5.00
____________________
(1)“Well-capitalized” minimum Common Equity Tier 1 to Risk-Weighted Assets and Leverage Ratio are not formally defined under applicable banking regulations for bank holding companies.
As of June 30, 2025, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Based on the ratios presented above, capital levels as of June 30, 2025, at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well-capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2025, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

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
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at June 30, 2025, Frost Bank could pay aggregate dividends of up to $826.9 million to Cullen/Frost without prior regulatory approval.
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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding are presented in the following table. The fair values of these contracts are estimated utilizing internal valuation methods with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	821,359	$39,336	1,213,519	$63,001
Loan/lease interest rate swaps – liabilities	1,100,546	(21,782)	663,078	(9,068)
Loan/lease interest rate caps – assets	196,091	4,563	205,164	7,053
Customer counterparties:
Loan/lease interest rate swaps – assets	1,100,546	21,783	663,078	9,068
Loan/lease interest rate swaps – liabilities	821,359	(39,336)	1,213,519	(63,000)
Loan/lease interest rate caps – liabilities	196,091	(4,564)	205,164	(7,054)
The weighted-average rates paid and received for interest rate swaps outstanding at June 30, 2025, were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Non-hedging interest rate swaps – financial institution counterparties	5.16%	6.10%
Non-hedging interest rate swaps – customer counterparties	6.10	5.16
The weighted-average strike rate for outstanding interest rate caps was 3.71% at June 30, 2025.
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

		June 30, 2025		December 31, 2024
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	9,247	$47,032	7,097	$27,471
Oil – liabilities	Barrels	6,324	(13,874)	4,768	(12,897)
Natural gas – assets	MMBTUs	26,784	5,880	25,454	3,804
Natural gas – liabilities	MMBTUs	39,267	(10,257)	26,082	(4,054)
Customer counterparties:
Oil – assets	Barrels	6,426	14,331	4,872	12,973
Oil – liabilities	Barrels	9,146	(45,885)	6,993	(26,753)
Natural gas – assets	MMBTUs	39,267	10,601	26,767	4,255
Natural gas – liabilities	MMBTUs	26,784	(5,808)	24,769	(3,600)

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

		June 30, 2025		December 31, 2024
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward and option contracts – assets	EUR	8,000	$454	—	$—
Forward and option contracts – liabilities	EUR	8,000	(5)	—	—
Customer counterparties:
Forward and option contracts – assets	EUR	8,000	5	—	—
Forward and option contracts – liabilities	EUR	8,000	(454)	—	—
Gains, Losses and Derivative Cash Flows. For non-hedging derivative instruments, gains and losses due to changes in fair value and all cash flows are included in other non-interest income and other non-interest expense as presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Non-hedging interest rate derivatives:
Other non-interest income	$733	$512	$1,122	$1,637
Other non-interest expense	—	3	(1)	3
Non-hedging commodity derivatives:
Other non-interest income	937	946	2,703	1,325
Non-hedging foreign currency derivatives:
Other non-interest income	—	—	55	11
Counterparty Credit Risk. At June 30, 2025, our credit exposure relating to outstanding derivative contracts with bank customers was approximately $22.3 million. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. At June 30, 2025, after consideration of collateral pledged, we had $5.1 million credit exposure relating to outstanding derivative contracts with upstream financial institution counterparties. Collateral positions are generally cleared on the next business day. Collateral levels for upstream financial institution counterparties are monitored and adjusted, as necessary. See Note 8 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties. At June 30, 2025, we had $11.4 million in cash collateral related to derivative contracts on deposit with other financial institution counterparties.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2025, is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
June 30, 2025
Financial assets:
Derivatives:
Interest rate contracts	$43,899	$—	$43,899
Commodity contracts	52,912	—	52,912
Foreign currency contracts	454	—	454
Total derivatives	97,265	—	97,265
Resell agreements	9,650	—	9,650
Total	$106,915	$—	$106,915
Financial liabilities:
Derivatives:
Interest rate contracts	$21,782	$—	$21,782
Commodity contracts	24,131	—	24,131
Foreign currency contracts	5	—	5
Total derivatives	45,918	—	45,918
Repurchase agreements	4,418,379	—	4,418,379
Total	$4,464,297	$—	$4,464,297

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
June 30, 2025
Financial assets:
Derivatives:
Counterparty H	$38,116	$(9,006)	$(27,830)	$1,280
Counterparty F	25,215	(11,392)	(11,122)	2,701
Counterparty B	18,457	(3,686)	(13,887)	884
Counterparty E	8,525	(6,206)	(2,319)	—
Other counterparties	6,952	(3,682)	(3,036)	234
Total derivatives	97,265	(33,972)	(58,194)	5,099
Resell agreements	9,650	—	(9,650)	—
Total	$106,915	$(33,972)	$(67,844)	$5,099
Financial liabilities:
Derivatives:
Counterparty H	$9,006	$(9,006)	$—	$—
Counterparty F	11,392	(11,392)	—	—
Counterparty B	3,686	(3,686)	—	—
Counterparty E	6,206	(6,206)	—	—
Other counterparties	15,628	(3,682)	(11,386)	560
Total derivatives	45,918	(33,972)	(11,386)	560
Repurchase agreements	4,418,379	—	(4,418,379)	—
Total	$4,464,297	$(33,972)	$(4,429,765)	$560

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of June 30, 2025 and December 31, 2024, is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
June 30, 2025
Repurchase agreements:
U.S. Treasury	$2,046,095	$—	$—	$—	$2,046,095
Residential mortgage-backed securities	2,372,284	—	—	—	2,372,284
Total borrowings	$4,418,379	$—	$—	$—	$4,418,379
Gross amount of recognized liabilities for repurchase agreements					$4,418,379
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2024
Repurchase agreements:
U.S. Treasury	$2,170,482	$—	$—	$—	$2,170,482
Residential mortgage-backed securities	2,172,459	—	—	—	2,172,459
Total borrowings	$4,342,941	$—	$—	$—	$4,342,941
Gross amount of recognized liabilities for repurchase agreements					$4,342,941
Amounts related to agreements not included in offsetting disclosures above					$—
Note 9 - Stock-Based Compensation
A combined summary of activity in our active stock plans is presented in the table below. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. As of June 30, 2025, there were 2,351,421 shares remaining available for grant for future stock-based compensation awards.

	Deferred Stock Units Outstanding		Non-Vested Restricted Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2025	52,779	$95.37	507,862	$113.72	230,657	$103.65	183,976	$65.11
Granted	8,760	116.47	2,185	126.04	—	—	—	—
Exercised/vested	—	—	(3,322)	132.18	(46,086)	121.46	(91,470)	65.11
Forfeited/expired	—	—	(2,825)	111.32	—	—	—	—
Balance, June 30, 2025	61,539	98.38	503,900	113.66	184,571	99.20	92,506	65.11
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
New shares issued from available authorized shares	—	—	—	—
Shares issued from available treasury stock	36,942	38,452	140,878	122,628
Proceeds from stock option exercises	$2,248	$2,294	$5,956	$5,209

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. All stock option awards currently outstanding are fully vested and the service period for such awards generally matched the vesting period in most cases. The service period for non-vested stock units does not extend past the date the participant reaches 65 years of age. Deferred stock units granted to non-employee directors generally have immediate vesting and the related expense is fully recognized on the date of grant. For performance stock units, the service period generally matches the three-year performance period specified by the award, however, the service period does not extend past the date the participant reaches 65 years of age. Expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued.
Stock-based compensation expense or benefit and the related income tax benefit is presented in the following table. The service period for performance stock units granted each year begins on January 1 of the following year.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Non-vested stock units	$3,442	$3,100	$7,218	$6,479
Deferred stock units	1,020	934	1,020	934
Performance stock units	370	489	675	848
Total	$4,832	$4,523	$8,913	$8,261
Income tax benefit	$906	$846	$2,579	$1,991
Unrecognized stock-based compensation expense at June 30, 2025 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

Non-vested stock units	$18,606
Performance stock units	12,238
Total	$30,844
Note 10 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2024 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$157,003	$145,499	$307,925	$281,189
Less: Preferred stock dividends	1,669	1,669	3,338	3,338
Net income available to common shareholders	155,334	143,830	304,587	277,851
Less: Earnings allocated to participating securities	1,492	1,693	2,956	3,334
Net earnings allocated to common stock	$153,842	$142,137	$301,631	$274,517

Distributed earnings allocated to common stock	$64,310	$59,108	$125,377	$118,188
Undistributed earnings allocated to common stock	89,532	83,029	176,254	156,329
Net earnings allocated to common stock	$153,842	$142,137	$301,631	$274,517

Weighted-average shares outstanding for basic earnings per common share	64,299,943	64,192,907	64,277,718	64,204,615
Dilutive effect of stock compensation	51,837	140,280	62,481	147,693
Weighted-average shares outstanding for diluted earnings per common share	64,351,780	64,333,187	64,340,199	64,352,308

Note 11 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected return on plan assets, net of expenses	$(2,341)	$(2,412)	$(4,683)	$(4,823)
Interest cost on projected benefit obligation	1,655	1,661	3,310	3,323
Net amortization and deferral	309	419	619	837
Net periodic expense (benefit)	$(377)	$(332)	$(754)	$(663)
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the six months ended June 30, 2025. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2025.
Note 12 - Income Taxes
Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Current income tax expense	$32,345	$32,919	$61,807	$63,236
Deferred income tax expense (benefit)	(2,728)	(3,267)	(4,017)	(7,713)
Income tax expense, as reported	$29,617	$29,652	$57,790	$55,523
Effective tax rate	15.9%	16.9%	15.8%	16.5%
We had a net deferred tax asset totaling $349.6 million at June 30, 2025 and $375.2 million at December 31, 2024. No valuation allowance for deferred tax assets was recorded as of those dates as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.
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

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(14,563)	$(3,058)	$(11,505)	$(42,111)	$(8,843)	$(33,268)
Change in net unrealized gain on securities transferred to held to maturity	—	—	—	(157)	(33)	(124)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—	—	—
Total securities available for sale and transferred securities	(14,563)	(3,058)	(11,505)	(42,268)	(8,876)	(33,392)
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	309	65	244	419	88	331
Total defined-benefit post-retirement benefit plans	309	65	244	419	88	331
Total other comprehensive income (loss)	$(14,254)	$(2,993)	$(11,261)	$(41,849)	$(8,788)	$(33,061)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$141,069	$29,625	$111,444	$(241,186)	$(50,649)	$(190,537)
Change in net unrealized gain on securities transferred to held to maturity	(521)	(109)	(412)	(316)	(67)	(249)
Reclassification adjustment for net (gains) losses included in net income	14	3	11	—	—	—
Total securities available for sale and transferred securities	140,562	29,519	111,043	(241,502)	(50,716)	(190,786)
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	619	130	489	837	176	661
Total defined-benefit post-retirement benefit plans	619	130	489	837	176	661
Total other comprehensive income (loss)	$141,181	$29,649	$111,532	$(240,665)	$(50,540)	$(190,125)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance at January 1, 2025	$(1,230,828)	$(21,176)	$(1,252,004)
Other comprehensive income (loss) before reclassifications	111,032	—	111,032
Reclassification of amounts included in net income	11	489	500
Net other comprehensive income (loss) during period	111,043	489	111,532
Balance at June 30, 2025	$(1,119,785)	$(20,687)	$(1,140,472)

Balance at January 1, 2024	$(1,094,794)	$(24,425)	$(1,119,219)
Other comprehensive income (loss) before reclassifications	(190,786)	—	(190,786)
Reclassification of amounts included in net income	—	661	661
Net other comprehensive income (loss) during period	(190,786)	661	(190,125)
Balance at June 30, 2024	$(1,285,580)	$(23,764)	$(1,309,344)

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

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Three months ended:
June 30, 2025
Interest income	$599,875	$2,083	$—	$601,958
Interest expense	169,150	99	3,105	172,354
Net interest income (expense)	430,725	1,984	(3,105)	429,604
Credit loss expense	13,129	—	—	13,129
Net interest income after credit loss expense	417,596	1,984	(3,105)	416,475
Non-interest income:
Trust and investment management fees	—	43,844	(175)	43,669
Service charges on deposit accounts	29,149	2	—	29,151
Insurance commissions and fees	13,879	—	—	13,879
Interchange and card transaction fees	5,619	—	—	5,619
Other charges, commissions and fees	8,031	5,936	—	13,967
Net gain (loss) on securities transactions	—	—	—	—
Other	9,002	1,928	58	10,988
Total non-interest income	65,680	51,710	(117)	117,273
Non-interest expense:
Salaries and wages	142,089	19,664	396	162,149
Employee benefits	29,244	3,557	25	32,826
Net occupancy	30,893	3,747	—	34,640
Technology, furniture and equipment	39,178	1,344	50	40,572
Deposit insurance	6,579	11	—	6,590
Other	54,412	13,414	2,525	70,351
Total non-interest expense	302,395	41,737	2,996	347,128
Income (loss) before income taxes	180,881	11,957	(6,218)	186,620
Income tax expense (benefit)	28,891	2,511	(1,785)	29,617
Net income (loss)	151,990	9,446	(4,433)	157,003
Preferred stock dividends	—	—	1,669	1,669
Net income (loss) available to common shareholders	$151,990	$9,446	$(6,102)	$155,334
Revenues from (expenses to) external customers	$496,405	$53,694	$(3,222)	$546,877
Average assets (in millions)	$51,117	$65	$9	$51,191

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Three months ended:
June 30, 2024
Interest income	$594,264	$2,021	$—	$596,285
Interest expense	202,924	114	(3,465)	199,573
Net interest income (expense)	398,270	1,907	(3,465)	396,712
Credit loss expense	15,787	—	—	15,787
Net interest income after credit loss expense	382,483	1,907	(3,465)	380,925
Non-interest income:
Trust and investment management fees	—	41,950	(546)	41,404
Service charges on deposit accounts	26,111	3	—	26,114
Insurance commissions and fees	13,919	—	—	13,919
Interchange and card transaction fees	5,351	—	—	5,351
Other charges, commissions and fees	7,364	5,656	—	13,020
Net gain (loss) on securities transactions	—	—	—	—
Other	9,433	1,880	69	11,382
Total non-interest income	62,178	49,489	(477)	111,190
Non-interest expense:
Salaries and wages	132,831	18,001	405	151,237
Employee benefits	25,663	3,112	27	28,802
Net occupancy	28,872	3,502	—	32,374
Technology, furniture and equipment	34,530	1,368	53	35,951
Deposit insurance	8,353	30	—	8,383
Other	45,947	11,862	2,408	60,217
Total non-interest expense	276,196	37,875	2,893	316,964
Income (loss) before income taxes	168,465	13,521	(6,835)	175,151
Income tax expense (benefit)	28,819	2,839	(2,006)	29,652
Net income (loss)	139,646	10,682	(4,829)	145,499
Preferred stock dividends	—	—	1,669	1,669
Net income (loss) available to common shareholders	$139,646	$10,682	$(6,498)	$143,830
Revenues from (expenses to) external customers	$460,448	$51,396	$(3,942)	$507,902
Average assets (in millions)	$48,897	$54	$9	$48,960

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Six months ended:
June 30, 2025
Interest income	$1,183,116	$3,959	$—	$1,187,075
Interest expense	334,850	188	6,213	341,251
Net interest income (expense)	848,266	3,771	(6,213)	845,824
Credit loss expense	26,199	—	—	26,199
Net interest income after credit loss expense	822,067	3,771	(6,213)	819,625
Non-interest income:
Trust and investment management fees	—	87,388	(788)	86,600
Service charges on deposit accounts	57,767	5	—	57,772
Insurance commissions and fees	34,898	—	—	34,898
Interchange and card transaction fees	11,021	—	—	11,021
Other charges, commissions and fees	15,437	12,116	—	27,553
Net gain (loss) on securities transactions	(14)	—	—	(14)
Other	20,387	2,951	116	23,454
Total non-interest income	139,496	102,460	(672)	241,284
Non-interest expense:
Salaries and wages	283,181	39,033	792	323,006
Employee benefits	66,582	8,351	50	74,983
Net occupancy	60,629	7,288	—	67,917
Technology, furniture and equipment	77,735	2,852	103	80,690
Deposit insurance	13,750	24	—	13,774
Other	105,240	26,054	3,530	134,824
Total non-interest expense	607,117	83,602	4,475	695,194
Income (loss) before income taxes	354,446	22,629	(11,360)	365,715
Income tax expense (benefit)	56,417	4,752	(3,379)	57,790
Net income (loss)	298,029	17,877	(7,981)	307,925
Preferred stock dividends	—	—	3,338	3,338
Net income (loss) available to common shareholders	$298,029	$17,877	$(11,319)	$304,587
Revenues from (expenses to) external customers	$987,762	$106,231	$(6,885)	$1,087,108
Average assets (in millions)	$50,987	$68	$9	$51,064

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Six months ended:
June 30, 2024
Interest income	$1,177,993	$3,792	$—	$1,181,785
Interest expense	387,918	216	6,888	395,022
Net interest income (expense)	790,075	3,576	(6,888)	786,763
Credit loss expense	29,437	—	—	29,437
Net interest income after credit loss expense	760,638	3,576	(6,888)	757,326
Non-interest income:
Trust and investment management fees	—	81,530	(1,041)	80,489
Service charges on deposit accounts	50,903	6	—	50,909
Insurance commissions and fees	32,215	—	—	32,215
Interchange and card transaction fees	9,825	—	—	9,825
Other charges, commissions and fees	14,489	10,591	—	25,080
Net gain (loss) on securities transactions	—	—	—	—
Other	21,126	2,788	135	24,049
Total non-interest income	128,558	94,915	(906)	222,567
Non-interest expense:
Salaries and wages	262,863	35,563	811	299,237
Employee benefits	57,537	7,182	53	64,772
Net occupancy	57,008	7,144	—	64,152
Technology, furniture and equipment	68,045	2,800	101	70,946
Deposit insurance	23,066	41	—	23,107
Other	94,507	23,118	3,342	120,967
Total non-interest expense	563,026	75,848	4,307	643,181
Income (loss) before income taxes	326,170	22,643	(12,101)	336,712
Income tax expense (benefit)	54,454	4,755	(3,686)	55,523
Net income (loss)	271,716	17,888	(8,415)	281,189
Preferred stock dividends	—	—	3,338	3,338
Net income (loss) available to common shareholders	$271,716	$17,888	$(11,753)	$277,851
Revenues from (expenses to) external customers	$918,633	$98,491	$(7,794)	$1,009,330
Average assets (in millions)	$49,074	$59	$9	$49,142

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
Financial Assets and Financial Liabilities. The tables below summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2025
Securities available for sale:
U.S. Treasury	$2,840,939	$—	$—	$2,840,939
Residential mortgage-backed securities	—	8,850,263	—	8,850,263
States and political subdivisions	—	4,878,124	—	4,878,124
Other	—	43,360	—	43,360
Trading account securities:
U.S. Treasury	35,515	—	—	35,515
States and political subdivisions	—	9,775	—	9,775
Derivative assets:
Interest rate swaps, caps, and floors	—	65,682	—	65,682
Commodity swaps and options	—	77,844	—	77,844
Foreign currency forward contracts	—	459	—	459
Derivative liabilities:
Interest rate swaps, caps, and floors	—	65,682	—	65,682
Commodity swaps and options	—	75,824	—	75,824
Foreign currency forward contracts	—	459	—	459
December 31, 2024
Securities available for sale:
U.S. Treasury	$3,442,320	$—	$—	$3,442,320
Residential mortgage-backed securities	—	6,997,902	—	6,997,902
States and political subdivisions	—	4,560,224	—	4,560,224
Other	—	43,179	—	43,179
Trading account securities:
U.S. Treasury	33,910	—	—	33,910
States and political subdivisions	—	—	—	—
Derivative assets:
Interest rate swaps, caps, and floors	—	79,122	—	79,122
Commodity swaps and options	—	48,503	—	48,503
Derivative liabilities:
Interest rate swaps, caps, and floors	—	79,122	—	79,122
Commodity swaps and options	—	47,304	—	47,304
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

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Level 2	Level 3	Level 2	Level 3
Carrying value before allocations	$6,691	$15,830	$17,832	$14,159
Specific (allocations) reversals of prior allocations	(528)	(1,921)	(1,916)	(1,501)
Fair value	$6,163	$13,909	$15,916	$12,658
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
Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	June 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$7,116,087	$7,116,087	$10,234,258	$10,234,258
Securities held to maturity	3,486,290	3,218,209	3,533,775	3,360,546
Accrued interest receivable	247,257	247,257	236,591	236,591
Level 3 inputs:
Loans, net	20,976,692	20,688,014	20,484,662	20,066,512
Financial liabilities:
Level 2 inputs:
Deposits	41,683,614	41,672,001	42,722,748	42,712,907
Federal funds purchased	25,700	25,700	21,975	21,975
Repurchase agreements	4,418,379	4,418,379	4,342,941	4,342,941
Junior subordinated deferrable interest debentures	123,213	123,712	123,184	123,712
Subordinated notes	99,726	97,679	99,648	98,453
Accrued interest payable	52,938	52,938	58,870	58,870
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
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2024, and the other information included in the 2024 Form 10-K. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or any future period.
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
In addition, financial markets, international relations, and global supply chains have been significantly impacted by recent U.S. trade policies and practices. Due to the rapidly evolving and changing state of U.S. trade policies, the amount and duration of any tariffs and their ultimate impact on us, our customers, financial markets, and the overall U.S. and global economies is currently uncertain. Nonetheless, prolonged uncertainty, elevated tariff levels or their wide-spread use in U.S. trade policy could weaken economic conditions and adversely impact the ability of borrowers to repay outstanding loans or the value of collateral securing these loans or adversely affect financial markets. To the extent that these risks may have a negative impact on the financial condition of borrowers or financial markets, it could also have a material adverse effect on our business, financial condition and results of operations.
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
Results of Operations
Net income available to common shareholders totaled $155.3 million, or $2.39 per diluted common share, and $304.6 million, or $4.69 per diluted common share, for the three and six months ended June 30, 2025, compared to $143.8 million, or $2.21 per diluted common share, and $277.9 million, or $4.27 per diluted common share for the three and six months ended June 30, 2024.
Selected data for the comparable periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Taxable-equivalent net interest income	$450,558	$417,621	$886,963	$828,988
Taxable-equivalent adjustment	20,954	20,909	41,139	42,225
Net interest income	429,604	396,712	845,824	786,763
Credit loss expense	13,129	15,787	26,199	29,437
Net interest income after credit loss expense	416,475	380,925	819,625	757,326
Non-interest income	117,273	111,190	241,284	222,567
Non-interest expense	347,128	316,964	695,194	643,181
Income before income taxes	186,620	175,151	365,715	336,712
Income taxes	29,617	29,652	57,790	55,523
Net income	157,003	145,499	307,925	281,189
Preferred stock dividends	1,669	1,669	3,338	3,338
Net income available to common shareholders	$155,334	$143,830	$304,587	$277,851
Earnings per common share – basic	$2.39	$2.21	$4.69	$4.27
Earnings per common share – diluted	2.39	2.21	4.69	4.27
Dividends per common share	1.00	0.92	1.95	1.84
Return on average assets	1.22%	1.18%	1.20%	1.14%
Return on average common equity	15.64	17.08	15.59	16.13
Average shareholders’ equity to average assets	8.07	7.22	8.00	7.35
Net income available to common shareholders increased $11.5 million, or 8.0%, for the three months ended June 30, 2025 and increased $26.7 million, or 9.6%, for the six months ended June 30, 2025, compared to the same periods in 2024. The increase during the three months ended June 30, 2025 was primarily the result of a $32.9 million increase in net interest income, a $6.1 million increase in non-interest income, and a $2.7 million decrease in credit loss expense partly offset by a $30.2 million increase in non-interest expense. The increase during the six months ended June 30, 2025 was primarily the result of a $59.1 million increase in net interest income, a $18.7 million increase in non-interest income, and a $3.2 million decrease in credit loss expense partly offset by a $52.0 million increase in non-interest expense and a $2.3 million increase in income tax expense.
Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 77.8% of total revenue during the first six months of 2025. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. As of June 30, 2025, approximately 40.6% of our loans had a fixed interest rate, while the remaining loans had floating interest rates that were primarily tied to a benchmark developed by the American Financial Exchange, the Secured Overnight Financing Rate (“SOFR”) (approximately 34.6%); the prime interest rate (approximately 20.8%); or the American Interbank Offered Rate (“AMERIBOR”) (approximately 3.9%). Certain other loans are tied to other indices; however, such loans do not make up a significant portion of our loan portfolio as of June 30, 2025.
Select average market rates for the periods indicated are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Federal funds target rate upper bound	4.50%	5.50%	4.50%	5.50%
Effective federal funds rate	4.33	5.33	4.33	5.33
Interest on reserve balances at the Federal Reserve	4.40	5.40	4.40	5.40
Prime	7.50	8.50	7.50	8.50
AMERIBOR Term-30(1)	4.40	5.37	4.39	5.36
AMERIBOR Term-90(1)	4.45	5.45	4.44	5.44
1-Month Term SOFR(2)	4.32	5.33	4.32	5.33
3-Month Term SOFR(2)	4.30	5.33	4.30	5.32
____________________
(1)AMERIBOR Term-30 and AMERIBOR Term-90 are published by the American Financial Exchange.
(2)1-Month Term SOFR and 3-Month Term SOFR market data are the property of Chicago Mercantile Exchange, Inc., or its licensors as applicable. All rights reserved, or otherwise licensed by Chicago Mercantile Exchange, Inc.
As of June 30, 2025, the target range for the federal funds rate was 4.25% to 4.50% In June 2025, the Federal Reserve released projections whereby the midpoint of the projected appropriate target range for the federal funds rate would fall to 3.9% by the end of 2025 and subsequently decrease to 3.6% by the end of 2026. While there can be no such assurance that any such decreases in the federal funds rate will occur, these projections imply up to a 50 basis point decrease in the federal funds rate during 2025, followed by a 25 basis point decrease in 2026.
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

	Quarter To Date			Quarter To Date
	June 30, 2025			June 30, 2024
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$6,169,238	$68,740	4.41%	$7,155,544	$97,639	5.40%
Federal funds sold	8,153	97	4.71	5,470	80	5.78
Resell agreements	22,735	264	4.59	84,664	1,199	5.60
Securities:
Taxable	13,763,511	130,127	3.48	12,023,664	99,012	2.92
Tax-exempt	6,637,798	76,990	4.48	6,605,128	73,234	4.30
Total securities	20,401,309	207,117	3.79	18,628,792	172,246	3.38
Loans, net of unearned discounts	21,062,552	346,694	6.60	19,652,294	346,030	7.08
Total Earning Assets and Average Rate Earned	47,663,987	622,912	5.07	45,526,764	617,194	5.23
Cash and due from banks	571,649			560,436
Allowance for credit losses on loans and securities	(277,367)			(254,389)
Premises and equipment, net	1,278,326			1,221,032
Accrued interest and other assets	1,953,930			1,906,159
Total Assets	$51,190,525			$48,960,002

Liabilities:
Non-interest-bearing demand deposits	13,788,307			13,678,665
Interest-bearing deposits:
Savings and interest checking	9,920,031	5,957	0.24	9,716,023	9,534	0.39
Money market deposit accounts	11,518,079	65,397	2.28	11,008,619	77,364	2.83
Time accounts	6,533,855	62,939	3.86	6,106,477	72,362	4.77
Total interest-bearing deposits	27,971,965	134,293	1.93	26,831,119	159,260	2.39
Total deposits	41,760,272		1.29	40,509,784		1.58
Federal funds purchased	25,419	281	4.37	40,153	547	5.39
Repurchase agreements	4,250,484	34,677	3.23	3,827,030	36,302	3.75
Junior subordinated deferrable interest debentures	123,208	1,939	6.30	123,150	2,300	7.47
Subordinated notes	99,711	1,164	4.69	99,555	1,164	4.69
Total Interest-Bearing Funds and Average Rate Paid	32,470,787	172,354	2.12	30,921,007	199,573	2.59
Accrued interest and other liabilities	802,767			827,023
Total Liabilities	47,061,861			45,426,695
Shareholders’ Equity	4,128,664			3,533,307
Total Liabilities and Shareholders’ Equity	$51,190,525			$48,960,002
Net interest income		$450,558			$417,621
Net interest spread			2.95%			2.64%
Net interest income to total average earning assets			3.67%			3.54%

	Year To Date			Year To Date
	June 30, 2025			June 30, 2024
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$6,700,718	$148,235	4.40%	$7,255,835	$198,000	5.40%
Federal funds sold	5,759	137	4.72	5,479	160	5.77
Resell agreements	16,229	375	4.60	84,661	2,397	5.60
Securities:
Taxable	13,327,315	246,383	3.38	12,268,007	197,074	2.88
Tax-exempt	6,568,143	149,777	4.43	6,708,628	147,581	4.29
Total securities	19,895,458	396,160	3.71	18,976,635	344,655	3.35
Loans, net of unearned discounts	20,926,267	683,307	6.58	19,382,282	678,798	7.04
Total Earning Assets and Average Rate Earned	47,544,431	1,228,214	5.03	45,704,892	1,224,010	5.18
Cash and due from banks	590,495			581,056
Allowance for credit losses on loans and securities	(274,189)			(251,454)
Premises and equipment, net	1,267,947			1,212,232
Accrued interest and other assets	1,935,747			1,895,261
Total Assets	$51,064,431			$49,141,987

Liabilities:
Non-interest-bearing demand deposits	13,793,243			13,827,458
Interest-bearing deposits:
Savings and interest checking	9,944,620	11,962	0.24	9,816,776	19,812	0.41
Money market deposit accounts	11,475,456	129,300	2.27	11,033,108	154,816	2.82
Time accounts	6,496,033	126,199	3.92	5,939,767	140,266	4.75
Total interest-bearing deposits	27,916,109	267,461	1.93	26,789,651	314,894	2.36
Total deposits	41,709,352		1.29	40,617,109		1.56
Federal funds purchased	21,863	482	4.39	36,405	991	5.38
Repurchase agreements	4,199,021	67,096	3.18	3,807,097	72,250	3.75
Junior subordinated deferrable interest debentures	123,200	3,884	6.27	123,143	4,559	7.32
Subordinated notes	99,692	2,328	4.69	99,535	2,328	4.69
Total Interest-Bearing Funds and Average Rate Paid	32,359,885	341,251	2.12	30,855,831	395,022	2.57
Accrued interest and other liabilities	825,991			848,743
Total Liabilities	46,979,119			45,532,032
Shareholders’ Equity	4,085,312			3,609,955
Total Liabilities and Shareholders’ Equity	$51,064,431			$49,141,987
Net interest income		$886,963			$828,988
Net interest spread			2.91%			2.61%
Net interest income to total average earning assets			3.63%			3.51%

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

	Three Months Ended
	June 30, 2025 vs. June 30, 2024
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of days	Total
Interest-bearing deposits	$(16,496)	$(12,403)	$—	$(28,899)
Federal funds sold	(17)	34	—	17
Resell agreements	(185)	(750)	—	(935)
Securities:
Taxable	20,230	10,885	—	31,115
Tax-exempt	3,079	677	—	3,756
Loans, net of unearned discounts	(23,930)	24,594	—	664
Total earning assets	(17,319)	23,037	—	5,718
Savings and interest checking	(3,769)	192	—	(3,577)
Money market deposit accounts	(15,488)	3,521	—	(11,967)
Time accounts	(14,351)	4,928	—	(9,423)
Federal funds purchased	(90)	(176)	—	(266)
Repurchase agreements	(5,320)	3,695	—	(1,625)
Junior subordinated deferrable interest debentures	(362)	1	—	(361)
Subordinated notes	—	—	—	—
Total interest-bearing liabilities	(39,380)	12,161	—	(27,219)
Net change	$22,061	$10,876	$—	$32,937

	Six Months Ended
	June 30, 2025 vs. June 30, 2024
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of days	Total
Interest-bearing deposits	$(34,446)	$(14,231)	$(1,088)	$(49,765)
Federal funds sold	(30)	8	(1)	(23)
Resell agreements	(364)	(1,645)	(13)	(2,022)
Securities:
Taxable	36,316	13,247	(254)	49,309
Tax-exempt	4,799	(2,603)	—	2,196
Loans, net of unearned discounts	(45,169)	53,408	(3,730)	4,509
Total earning assets	(38,894)	48,184	(5,086)	4,204
Savings and interest checking	(8,013)	272	(109)	(7,850)
Money market deposit accounts	(30,797)	6,132	(851)	(25,516)
Time accounts	(25,835)	12,539	(771)	(14,067)
Federal funds purchased	(158)	(346)	(5)	(509)
Repurchase agreements	(11,581)	6,824	(397)	(5,154)
Junior subordinated deferrable interest debentures	(677)	2	—	(675)
Subordinated notes	—	—	—	—
Total interest-bearing liabilities	(77,061)	25,423	(2,133)	(53,771)
Net change	$38,167	$22,761	$(2,953)	$57,975
Taxable-equivalent net interest income for the three months ended June 30, 2025 increased $32.9 million, or 7.9%, while taxable-equivalent net interest income for the six months ended June 30, 2025, increased $58.0 million, or 7.0%, compared to the same periods in 2024. Taxable-equivalent net interest income for the six months ended June 30, 2025, included 181 days compared to 182 for the same period in 2024 as a result of the leap year. The additional day added approximately $3.0 million to taxable-equivalent net interest income during the six months ended June 30, 2024. Excluding the impact of the additional day in 2024 results in an effective increase in taxable-equivalent net interest income of approximately $60.9 million during the six months ended June 30, 2025.
The increase in taxable-equivalent net interest income during the three months ended June 30, 2025 was primarily related to decreases in the average costs of interest-bearing deposit accounts and repurchase agreements combined with increases in the average yields on and volumes of taxable and, to a lesser extent, tax-exempt securities and an increase in the average volume of loans, among other things. The impact of these items was partly offset by decreases in the average yield on and volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), a decrease in average yield on loans, and increases in the average volumes of interest-bearing deposit accounts and repurchase agreements, among other things.
The increase in taxable-equivalent net interest income during the six months ended June 30, 2025 was primarily related to decreases in the average costs of interest-bearing deposit accounts and repurchase agreements combined with an increase in the average volume of loans, increases in the average yield on and volume of taxable securities, and an increase in the average yield on tax-exempt securities, among other things. The impact of these items was partly offset by decreases in the average yield on and volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), a decrease in average yield on loans, and decreases in the average volumes of tax-exempt securities and resell agreements, among other things, combined with increases in the average volumes of interest-bearing deposit accounts and repurchase agreements, among other things.
As a result of the aforementioned fluctuations, the taxable-equivalent net interest margin increased 13 basis points from 3.54% during the three months ended June 30, 2024 to 3.67% during the three months ended June 30, 2025 while the taxable-equivalent net interest margin increased 12 basis points from 3.51% during the six months ended June 30, 2024 to 3.63% during the six months ended June 30, 2025.
The average volume of interest-earning assets for the three months ended June 30, 2025 increased $2.1 billion while the average volume of interest-earning assets for the six months ended June 30, 2025 increased $1.8 billion compared to the same periods in 2024. The increase in the average volume of interest-earning assets during the three months ended June 30, 2025 was primarily related to a $1.7 billion increase in average taxable securities, a $1.4 billion increase in average loans, and a $32.7 million increase in average tax-exempt securities, partly offset by a $986.3 million decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), and a $61.9 million decrease in average resell agreements. The average taxable-equivalent yield on interest-earning assets decreased 16 basis points from 5.23% during the three months ended June 30, 2024 to 5.07% during the three months ended June 30, 2025.
The increase in the average volume of interest-earning assets during the six months ended June 30, 2025 was primarily related to a $1.5 billion increase in average loans and a $1.1 billion increase in average taxable securities, partly offset by a $555.1 million decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), a $140.5 million decrease in average tax-exempt securities, and a $68.4 million decrease in average resell agreements. The average taxable-equivalent yield on interest-earning assets decreased 15 basis points from 5.18% during the six months ended June 30, 2024 to 5.03% during the six months ended June 30, 2025. The average taxable-equivalent yields on interest-earning assets during comparable periods were impacted by changes in market interest rates (as noted in the table above) and changes in the volumes and relative mixes of interest-earning assets.
The average taxable-equivalent yield on loans decreased 48 basis points from 7.08% during the three months ended June 30, 2024 to 6.60% during the three months ended June 30, 2025 while the average taxable-equivalent yield on loans decreased 46 basis points from 7.04% during the six months ended June 30, 2024 to 6.58% during the six months ended June 30, 2025. The average taxable-equivalent yields on loans during the three and six months ended June 30, 2025 were impacted by decreases in market interest rates (as noted in the table above). The average volume of loans for the three months ended June 30, 2025 increased $1.4 billion, or 7.2%, while the average volume of loans for the six months ended June 30, 2025 increased $1.5 billion, or 8.0%, compared to the same period in 2024. Loans made up approximately 44.2% and 44.0% of average interest-earning assets during the three and six months ended June 30, 2025, compared to 43.2% and 42.4% during the same respective periods in 2024. The increases were primarily related to the use of available funds to originate loans.
The average taxable-equivalent yield on securities was 3.79% during the three months ended June 30, 2025, increasing 41 basis points from 3.38% during the three months ended June 30, 2024 while the average taxable-equivalent yield on securities was 3.71% during the six months ended June 30, 2025, increasing 36 basis points from 3.35% during the six months ended June 30, 2024. The average yield on taxable securities was 3.48% during the three months ended June 30, 2025, increasing 56 basis points from 2.92% during the same period in 2024 while the average yield on taxable securities was 3.38% during the six months ended June 30, 2025, increasing 50 basis points from 2.88% during the same period in 2024. The average taxable-equivalent yield on tax-exempt securities was 4.48% during the three months ended June 30, 2025, increasing 18 basis points from 4.30% during the same period in 2024 while the average taxable-equivalent yield on tax-exempt securities was 4.43% during the six months ended June 30, 2025, increasing 14 basis points from 4.29% during the same period in 2024.
Tax-exempt securities made up approximately 32.5% and 33.0% of total average securities during the three and six months ended June 30, 2025, compared to 35.5% and 35.4% during the same respective periods in 2024. The average volume of total securities during the three months ended June 30, 2025 increased $1.8 billion, or 9.5%, compared to the same period in 2024 while the average volume of total securities during the six months ended June 30, 2025 increased $918.8 million, or 4.8%, compared to the same period in 2024. Securities made up approximately 42.8% and 41.9% of average interest-earning assets during the three and six months ended June 30, 2025, compared to 40.9% and 41.5% during the same respective periods in 2024.
Average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) for the three months ended June 30, 2025 decreased $986.3 million, or 13.8%, compared to the same period in 2024 while average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) for the six months ended June 30, 2025 decreased $555.1 million, or 7.7%, compared to the same period in 2024. Interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) made up approximately 12.9% and 14.1% of average interest-earning assets during the three and six months ended June 30, 2025, compared to 15.7% and 15.9% during the same respective periods in 2024. The decreases during the three and six months ended June 30, 2025 were primarily related to the reinvestment of amounts held in an interest-bearing account at the Federal Reserve into securities and loans. The average yields on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) were 4.41% and 4.40% during the three and six months ended June 30, 2025, compared to 5.40% during both the three and six months ended June 30, 2024. The average yields on interest-bearing deposits during the three and six months ended June 30, 2025 were impacted by lower average interest rates paid on reserves held at the Federal Reserve, compared to the same periods in 2024.
The average rate paid on interest-bearing liabilities was 2.12% during the three months ended June 30, 2025, decreasing 47 basis points from 2.59% during the same period in 2024 while the average rate paid on interest-bearing liabilities was 2.12% during the six months ended June 30, 2025, decreasing 45 basis points from 2.57% during the same period in 2024. Average deposits increased $1.3 billion, or 3.1%, during the three months ended June 30, 2025, compared to the same period in 2024 and included a $1.1 billion increase in average interest-bearing deposits and a $109.6 million increase in average non-interest-bearing deposits. Average deposits increased $1.1 billion, or 2.7%, during the six months ended June 30, 2025, compared to the same period in 2024 and included a $1.1 billion increase in average interest-bearing deposits partly offset by a $34.2 million decrease in average non-interest-bearing deposits. The ratio of average interest-bearing deposits to total average deposits was 67.0% during both the three and six months ended June 30, 2025, compared to 66.2% and 66.0% during the same respective periods in 2024. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average costs of interest-bearing deposits and total deposits were 1.93% and 1.29%, respectively, during the six months ended June 30, 2025, compared to 2.36% and 1.56%, respectively, during the same period in 2024. The average costs of deposits were impacted by decreases in the interest rates we pay on our interest-bearing deposit products as a result of decreases in market interest rates.
Our net interest spreads, which represent the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, were 2.95% and 2.91% during the three and six months ended June 30, 2025, compared to 2.64% and 2.61% during the same respective periods in 2024. Our net interest spreads, as well as our net interest margins, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment, including from new financial technology competitors, and the availability of alternative investment options. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Credit loss expense (benefit) related to:
Loans	$13,466	$15,736	$28,494	$27,386
Off-balance-sheet credit exposures	(337)	51	(2,295)	2,051
Securities held to maturity	—	—	—	—
Total	$13,129	$15,787	$26,199	$29,437
See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet credit exposures.
Non-Interest Income
Total non-interest income for the three and six months ended June 30, 2025 increased $6.1 million, or 5.5%, and increased $18.7 million, or 8.4%, respectively, compared to the same periods in 2024. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees increased $2.3 million, or 5.5%, for the three months ended June 30, 2025 and increased $6.1 million, or 7.6%, for the six months ended June 30, 2025, compared to the same respective periods in 2024. Investment management fees are the most significant component of trust and investment management fees, making up approximately 80.9% and 80.6% of total trust and investment management fees for the first six months of 2025 and 2024, respectively. The increases in trust and investment management fees during the three and six months ended June 30, 2025 were primarily related to increases in investment management fees (up $2.2 million and $5.2 million, respectively) and, to a lesser extent during the six months ended June 30, 2025, estate fees (up $504 thousand), among other things. Investment management fees are generally based on the market value of assets within an account and are thus impacted by volatility in the equity and bond markets. The increases in investment management fees during the three and six months ended June 30, 2025 were primarily related to increases in the average values of assets maintained in accounts. The increases in the average values of assets were partly related to higher average equity valuations during 2025 relative to 2024 and growth in the number of accounts. The increase in estate fees during the six months ended June 30, 2025 was primarily related to an increase in transaction volumes relative to 2024.
At June 30, 2025, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (44.5% of assets), fixed income securities (33.5% of assets), alternative investments (8.7% of assets) and cash equivalents (7.2% of assets). The estimated fair value of these assets was $50.9 billion (including managed assets of $25.8 billion and custody assets of $25.1 billion) at June 30, 2025, compared to $51.4 billion (including managed assets of $26.2 billion and custody assets of $25.2 billion) at December 31, 2024 and $48.9 billion (including managed assets of $24.7 billion and custody assets of $24.3 billion) at June 30, 2024.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and six months ended June 30, 2025 increased $3.0 million, or 11.6%, and increased $6.9 million, or 13.5%, respectively, compared to the same periods in 2024. The increase during the three months ended June 30, 2025 was primarily related to increases in overdraft charges on consumer and, to a lesser extent, commercial accounts (up $2.3 million and $285 thousand, respectively), and commercial service charges (up $859 thousand), partly offset by a decrease in consumer service charges (down $370 thousand). The increase during the six months ended June 30, 2025, was primarily related to increases in overdraft charges on consumer and, to a lesser extent, commercial accounts (up $4.1 million and $759 thousand, respectively), and commercial service charges (up $2.7 million), partly offset by a decrease in consumer service charges (down $706 thousand).
Overdraft charges totaled $14.7 million ($11.4 million consumer and $3.3 million commercial) during the three months ended June 30, 2025, compared to $12.1 million ($9.1 million consumer and $3.0 million commercial) during the same period in 2024. Overdraft charges totaled $28.9 million ($22.1 million consumer and $6.8 million commercial) during the six months ended June 30, 2025, compared to $24.0 million ($17.9 million consumer and $6.1 million commercial) during the same period in 2024. The increases in overdraft charges during the three and six months ended June 30, 2025 was impacted by increases in the volumes of fee assessed overdrafts relative to 2024, in part due to growth in the number of accounts.

As more fully discussed in our 2024 Form 10-K, in December 2024, the Consumer Financial Protection Bureau (“CFPB”) issued a final rule, which would have been applicable to Frost Bank in October 2025, that modified or eliminated several long-standing exclusions from requirements generally applicable to consumer credit that previously exempted certain overdraft practices from such requirements and required banks to restructure many overdraft fees, overdraft lines of credit, and other overdraft practices as separate consumer credit accounts that have become subject to those requirements. In March and April 2025, the U.S. Senate and House of Representatives, respectively, each adopted a resolution that would nullify the CFPB's overdraft rule. The measure was signed by the President in May 2025.
The increases in commercial service charges during the three and six months ended June 30, 2025 were partly related to increases in billable services related to analyzed treasury management accounts combined with the effect of a lower average earnings credit rate applied to deposits maintained by treasury management customers which resulted in customers paying for more of their services through fees rather than with earnings credits applied to their deposit balances. The increases in commercial service charges were also partly related to increases in service fees on non-analyzed accounts.
Insurance Commissions and Fees. Compared to the same respective periods in 2024, insurance commissions and fees for the three months ended June 30, 2025 did not significantly fluctuate while insurance commissions and fees for the six months ended June 30, 2025 increased $2.7 million, or 8.3%. The increase during the six months ended June 30, 2025 was primarily the result of increases in benefit plan commissions (up $1.4 million), life insurance commissions (up $598 thousand), and contingent income (up $469 thousand). The increase in benefit plan commissions was primarily due to an increase in business volumes as well as premium and exposure rate increases within the existing customer base. The increase in life insurance commissions was primarily related to an increase in business volumes.
Contingent income totaled $4.6 million during the six months ended June 30, 2025 compared to $4.1 million during the six months ended June 30, 2024. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to portfolio growth and the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $3.6 million during the six months ended June 30, 2025 and $3.0 million during the six months ended June 30, 2024. Performance related contingent income related to commercial lines insurance policies increased due to improved loss performance of commercial lines insurance policies previously placed and growth within the commercial lines portfolio. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $1.0 million during the six months ended June 30, 2025, compared to $1.1 million during the six months ended June 30, 2024.
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
Net interchange and card transaction fees for the three and six months ended June 30, 2025 increased $268 thousand, or 5.0%, and increased $1.2 million, or 12.2%, respectively, compared to the same periods in 2024. The increases were primarily due to increases in income from card transactions partly offset by increases in network costs. A comparison of gross and net interchange and card transaction fees for the reported periods is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income from card transactions	$10,934	$10,139	$21,161	$19,517
ATM service fees	899	897	1,733	1,729
Gross interchange and card transaction fees	11,833	11,036	22,894	21,246
Network costs	6,214	5,685	11,873	11,421
Net interchange and card transaction fees	$5,619	$5,351	$11,021	$9,825
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
Other Charges, Commissions, and Fees. Other charges, commissions, and fees for the three and six months ended June 30, 2025 increased $947 thousand, or 7.3%, and increased $2.5 million, or 9.9%, compared to the same respective periods in 2024. The increases during the three and six months ended June 30, 2025 were primarily related to increases in income from the placement of annuities (up $555 thousand and $1.4 million, respectively) and commitment fees on unused lines of credit (up $380 thousand and $681 thousand, respectively), among other things.
Net Gain/Loss on Securities Transactions. During the six months ended June 30, 2025, we sold certain available-for-sale securities with amortized costs totaling $40.1 million and realized a net loss of $14 thousand. These sales were primarily related to a municipal tender offer during the first quarter. There were no sales of securities during the six months ended June 30, 2024.
Other Non-Interest Income. Other non-interest income for the three and six months ended June 30, 2025 decreased $394 thousand, or 3.5%, and decreased $595 thousand, or 2.5%, compared to the same periods in 2024. The decrease during the three months ended June 30, 2025 was primarily related to decreases in sundry and other miscellaneous income (down $559 thousand) and public finance underwriting fees (down $339 thousand), among other things, partly offset by increases in income from customer securities trading and derivatives trading activities (up $378 thousand and $210 thousand, respectively), among other things. The decrease during the six months ended June 30, 2025 was primarily related to decreases in public finance underwriting fees (down $3.0 million) and sundry and other miscellaneous income (down $1.3 million), among other things, partly offset by increases in gains on the sale of foreclosed and other assets (up $2.6 million) and income from customer derivatives trading and securities trading activities (up $786 thousand and $478 thousand, respectively), among other things. The fluctuations in public finance underwriting fees and income from customer derivative and securities trading activities during the comparable periods were primarily related to variations in transaction volumes. Gains on the sale of foreclosed and other assets during the six months ended June 30, 2025 included a $2.5 million gain related to the sale of a foreclosed real estate property during the first quarter.
Non-Interest Expense
Total non-interest expense for the three and six months ended June 30, 2025 increased $30.2 million, or 9.5%, and increased $52.0 million, or 8.1%, respectively, compared to the same periods in 2024. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2025 increased $10.9 million, or 7.2%, and increased $23.8 million, or 7.9%, compared to the same periods in 2024. The increases in salaries and wages during the three and six months ended June 30, 2025 were primarily related to increases in salaries due to annual merit and market increases and increases in the number of employees. The increases in the number of employees were partly related to our investment in organic expansion in various markets. Salaries and wages during the three and six months ended June 30, 2025 were also impacted, to a lesser extent, by increases in incentive compensation.
Employee Benefits. Employee benefits expense for the three and six months ended June 30, 2025 increased $4.0 million, or 14.0%, and increased $10.2 million, or 15.8%, respectively, compared to the same periods in 2024. The increases during the three and six months ended June 30, 2025 were primarily related to increases in 401(k) plan expense (up $1.6 million and $4.6 million, respectively), medical/dental benefits expense (up $1.4 million and $2.9 million, respectively), and payroll taxes (up $635 thousand and $2.5 million, respectively).
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
Net Occupancy. Net occupancy expense for the three and six months ended June 30, 2025 increased $2.3 million, or 7.0%, and increased $3.8 million, or 5.9%, respectively, compared to the same periods in 2024. The increases during the three and six months ended June 30, 2025 were primarily related to increases in depreciation on buildings and leasehold improvements (together up $679 thousand and $1.4 million, respectively); lease expense (up $663 thousand and $1.2 million, respectively);

and property taxes (up $654 thousand and $854 thousand, respectively), among other things. The increases in the aforementioned components of net occupancy expense were impacted, in part, by our expansion efforts.
Technology, Furniture, and Equipment. Technology, furniture, and equipment expense for the three and six months ended June 30, 2025 increased $4.6 million, or 12.9%, and increased $9.7 million, or 13.7%, compared to the same respective periods in 2024. The increases during the three and six months ended June 30, 2025 were primarily related to increases in cloud services expense (up $2.6 million and $5.1 million, respectively), software maintenance (up $1.3 million and $2.6 million, respectively), depreciation on furniture and equipment (up $732 thousand and $1.3 million, respectively), and service contracts expense (up $344 thousand and $731 thousand, respectively), among other things.
Deposit Insurance. Deposit insurance expense totaled $6.6 million and $13.8 million for the three and six months ended June 30, 2025, respectively, compared to $8.4 million and $23.1 million for the three and six months ended June 30, 2024, respectively. Deposit insurance expense during the three and six months ended June 30, 2024 included $1.2 million and $9.0 million, respectively, related to additional accruals related to a special deposit insurance assessment. Refer to our 2024 Form 10-K for additional information related to the special deposit insurance assessment. Excluding these special assessments from 2024, deposit insurance expense did not significantly fluctuate during the comparable periods.
Other Non-Interest Expense. Other non-interest expense for the three and six months ended June 30, 2025 increased $10.1 million, or 16.8%, and increased $13.9 million, or 11.5%, respectively, compared to the same periods in 2024. The increase during the three months ended June 30, 2025 included increases in advertising/promotions expense (up $4.2 million); sundry and other miscellaneous expense (up $2.1 million); fraud losses (up $1.1 million); business development expense (up $786 thousand); research and platform fees (up $644 thousand); and travel, meals and entertainment (up $602 thousand), among other things, partly offset by a decrease in check card expenses (down $492 thousand) and professional services expense (down, $315 thousand), among other things. The increase during the six months ended June 30, 2025 included increases in advertising/promotions expense (up $3.3 million); sundry and other miscellaneous expense (up $2.3 million); business development expense (up $1.3 million); fraud losses (up $1.3 million); donations expense (up $1.1 million), primarily related to a donation to the Frost Charitable Foundation; research and platform fees (up $1.1 million); professional services expense (up $734 thousand); and travel, meals and entertainment (up $710 thousand), among other things, partly offset by a decrease in check card expenses (down $908 thousand), among other things.
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
Banking
Net income for the three and six months ended June 30, 2025 increased $12.3 million, or 8.8%, and increased $26.3 million, or 9.7%, respectively, compared to the same periods in 2024. The increase during the three months ended June 30, 2025 was primarily the result of a $32.5 million increase in net interest income, a $3.5 million increase in non-interest income and a $2.7 million decrease in credit loss expense partly offset by a $26.2 million increase in non-interest expense. The increase during the six months ended June 30, 2025 was primarily the result of a $58.2 million increase in net interest income, a $10.9 million increase in non-interest income, and a $3.2 million decrease in credit loss expense partly offset by $44.1 million increase in non-interest expense and a $2.0 million increase in income tax expense.
Net interest income for the three and six months ended June 30, 2025 increased $32.5 million, or 8.1%, and increased $58.2 million, or 7.4%, respectively, compared to the same periods in 2024. The increase during the three months ended June 30, 2025 was primarily related decreases in the average costs of interest-bearing deposit accounts and repurchase agreements combined with increases in the average yields on and volumes of taxable and, to a lesser extent, tax-exempt securities and an increase in the average volume of loans, among other things. The impact of these items was partly offset by decreases in the average yield on and volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), a decrease in average yield on loans, and increases in the average volumes of interest-bearing deposit accounts and repurchase agreements, among other things. The increase during the six months ended June 30, 2025 was primarily related to decreases in the average costs of interest-bearing deposit accounts and repurchase agreements combined with an increase in the average volume of loans, increases in the average yield on and volume of taxable securities, and an increase in the average yield on tax-exempt securities, among other things. The impact of these items was partly offset by decreases in the average yield on and volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), a decrease in average yield on loans, and decreases in the average volumes of tax-exempt securities and resell agreements, among other things, combined with increases in the average volumes of interest-bearing deposit accounts and repurchase agreements, among other things. Net interest income for the first six months of 2024 included an additional day as a result of leap year. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Credit loss expense for the three and six months ended June 30, 2025 totaled $13.1 million and $26.2 million compared to $15.8 million and $29.4 million during the same periods in 2024. See the sections captioned “Credit Loss Expense” and “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet commitments.
Non-interest income for the three months ended June 30, 2025 increased $3.5 million, or 5.6%, compared to the same period in 2024 while non-interest income for the six months ended June 30, 2025 increased $10.9 million, or 8.5%, compared to the same period in 2024. The increase during the three months ended June 30, 2025 was primarily related to an increase in service charges on deposit accounts, and to a lesser extent, increases in other charges, commissions, and fees and interchange and card transaction fees. The increase during the six months ended June 30, 2025 was primarily related to increases in service charges on deposit accounts; insurance commissions and fees; interchange and card transaction fees; and other charges, commissions, and fees. The increases in service charges on deposit accounts were primarily related to increases in overdraft charges on consumer and commercial accounts and commercial service charges. The increase in insurance commissions and fees during the six months ended June 30, 2025, was primarily the result of increases in benefit plan commissions, life insurance commissions, and contingent income. The increases in interchange and card transaction fees were primarily related to increases in income from card transactions partly offset by increases in network costs. The increases in other charges, commissions, and fees were primarily related to increases in commitment fees on unused lines of credit, among other things. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and six months ended June 30, 2025 increased $26.2 million, or 9.5%, and increased $44.1 million, or 7.8%, respectively, compared to the same periods in 2024. The increases during the three and six months ended June 30, 2025 were primarily due to increases in salaries and wages; other non-interest expense; technology, furniture, and equipment expense; employee benefits expense; and net occupancy expense. These increases were partly offset by decreases in deposit insurance expense. The increases in salaries and wages were primarily related to increases in salaries due to annual merit and market increases and increases in the number of employees. Salaries and wages were also impacted, to a lesser extent, by increases in incentive compensation. The increases in other non-interest expense included increases in advertising/promotions expense; sundry and other miscellaneous expense; business development expense; fraud losses; and travel, meals and entertainment, among other things, partly offset by decreases in check card expenses, among other things. The increase in other non-interest expense during the six months ended June 30, 2025 also included an increase in donations expense, primarily related to a donation to the Frost Charitable Foundation; and an increase in professional services expense. The increases in employee benefits expense were primarily related increases in 401(k) plan expense, medical/dental benefits expense and payroll taxes. The increases in technology, furniture, and equipment expense were primarily related to increases in cloud services expense, software maintenance, and depreciation on furniture and equipment, among other things. The increases in net occupancy expense were primarily related to increases in depreciation on buildings and leasehold improvements; lease expense; property taxes; and repairs/maintenance/service contracts expense, among other things. The decreases in deposit insurance expense were primarily related to prior year accruals for a special deposit insurance assessment totaling $1.2 million and $9.0 million during the three and six months ended June 30, 2024, respectively. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for the three months ended June 30, 2025 decreased $1.2 million, or 11.6%, compared to the same period in 2024, while net income for the six months ended June 30, 2025 remained relatively flat compared to the same period in 2024. The decrease during the three months ended June 30, 2025 was primarily the result of a $3.9 million increase in non-interest expense partly offset by $2.2 million increase in non-interest income, among other things. Net income during the six months ended June 30, 2025 was negatively impacted by a $7.8 million increase in non-interest expense but was positively impacted by a $7.5 million increase in non-interest income, among other things.
Non-interest income for the three and six months ended June 30, 2025 increased $2.2 million, or 4.5%, and increased $7.5 million, or 7.9%, respectively, compared to the same periods in 2024. The increases during the three and six months ended June 30, 2025 were primarily due to increases in trust and investment management fees and other charges, commissions, and fees. The increases in trust and investment management fees were primarily related to increases in investment management fees and, to a lesser extent during the six months ended June 30, 2025, estate fees, among other things. The increases in investment management fees were primarily related to increases in the average value of assets maintained in accounts. The increases in the average value of assets were partly related to higher average equity valuations during 2025 relative to 2024 and growth in the number of accounts. The increase in estate fees during the six months ended June 30, 2025 was primarily related to an increase in transaction volumes relative to 2024. The increases in other charges, commissions, and fees were primarily related to increases in income from the placement of annuities, among other things. See the analysis of trust and investment management fees, other non-interest income and other charges, commissions, and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and six months ended June 30, 2025 increased $3.9 million, or 10.2%, and increased $7.8 million, or 10.2%, respectively, compared to the same periods in 2024. The increases during the three and six months ended June 30, 2025 were primarily related to increases in salaries and wages; other non-interest expense; and employee benefits expense. The increases in salaries and wages were primarily due to increases in salaries, due to annual merit and market increases, and increases in incentive compensation. The increases in other non-interest expense were primarily related to increases in corporate overhead expense allocations and research and platform fees, among other things, partly offset by decreases in sundry and other miscellaneous expense and professional services expense, among other things. The increases in employee benefits were primarily related to increases in 401(k) plan expense, payroll taxes, and medical/dental benefits expense, among other things.
Non-Banks
The Non-Banks operating segment had net losses of $4.4 million and $8.0 million during the three and six months ended June 30, 2025, compared to net losses of $4.8 million and $8.4 million during the same periods in 2024. The decreases in the net losses during three and six months ended June 30, 2025 were primarily due to decreases in net interest expense due to decreases in the average rates paid on our long-term borrowings, among other things.
Income Taxes
During the three months ended June 30, 2025, we recognized income tax expense of $29.6 million, for an effective tax rate of 15.9%, compared to $29.7 million, for an effective tax rate of 16.9%, for the same period in 2024. During the six months ended June 30, 2025, we recognized income tax expense of $57.8 million, for an effective tax rate of 15.8%, compared to $55.5 million, for an effective tax rate of 16.5%, for the same period in 2024. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2025 and 2024 primarily due to the effect of tax-exempt income from securities, loans and life insurance policies and the income tax effects associated with stock-based compensation, among other things, and their relative proportion to total pre-tax net income. The increase in income tax expense during the six months ended June 30, 2025 was primarily due to an increase in projected pre-tax net income. The decreases in the effective tax rate during the three and six months ended June 30, 2025 were primarily related to decreases in projected non-deductible deposit interest expense combined with increases in tax-exempt interest from securities and in tax benefits associated with stock compensation, among other things.
One Big Beautiful Bill Act. The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. Among other things, the new law makes permanent certain expiring business tax provisions of the Tax Cuts and Jobs Act (“TCJA”). These include provisions which allow businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets and the cost of qualified domestic research and development. The OBBBA also imposes a floor on tax deductions taken on charitable contributions. We do not expect these items to have a significant impact on our financial statements, though we expect that some minor operational changes may be necessary to support new information reporting requirements. The OBBBA also significantly changes U.S. tax law related to foreign operations and certain tax credits; however, such changes do not currently impact us.
Average Balance Sheet
Average assets totaled $51.1 billion for the six months ended June 30, 2025 representing an increase of $1.9 billion, or 3.9%, compared to average assets for the same period in 2024. Earning assets increased $1.8 billion, or 4.0%, during the six months ended June 30, 2025, compared to the same period in 2024. The increase in earning assets was primarily related to a $1.5 billion increase in average loans and a $1.1 billion increase in average taxable securities partly offset by a $555.1 million decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), a $140.5 million decrease in tax-exempt securities, and a $68.4 million decrease in average resell agreements. Average deposits increased $1.1 billion, or 2.7%, during the six months ended June 30, 2025, compared to the same period in 2024. The increase included a $1.1 billion increase in interest-bearing deposits partly offset by a $34.2 million decrease in non-interest-bearing deposits. Average non-interest-bearing deposits made up 33.1% and 34.0% of average total deposits during the six months ended June 30, 2025 and 2024, respectively.

Loans
Details of our loan portfolio are presented in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report. Loans increased $499.7 million, or 2.4%, from $20.8 billion at December 31, 2024 to $21.3 billion at June 30, 2025. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans, and real estate loans. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2024 Form 10-K for a more detailed discussion of our loan origination and risk management processes.
Commercial and Industrial. Commercial and industrial loans totaled $6.1 billion at both December 31, 2024 and June 30, 2025. Our commercial and industrial loans are a diverse group of loans to small, medium, and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s).
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services, (iv) providing equipment to support oil and gas drilling, (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans increased $186.3 million, or 16.5%, from $1.1 billion at December 31, 2024 to $1.3 billion at June 30, 2025. Energy loans are one of our largest industry concentrations totaling 6.2% of total loans at June 30, 2025, up from 5.4% of total loans at December 31, 2024. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and SNCs.
Purchased Shared National Credits. SNCs are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $867.5 million at June 30, 2025, decreasing $137.4 million, or 13.7%, from $1.0 billion at December 31, 2024. At June 30, 2025, 31.9% of outstanding purchased SNCs were related to the construction industry while 15.1% were related to the real estate management industry, 11.9% were related to the financial services industry, 10.4% were related to the energy industry, and 10.2% were related to the retail industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Commercial Real Estate. Commercial real estate loans increased $125.2 million, or 1.3%, from $10.0 billion at December 31, 2024, to $10.1 billion at June 30, 2025. Commercial real estate loans represented 75.1% and 76.3% of total real estate loans at June 30, 2025 and December 31, 2024, respectively. The majority of our commercial real estate loan portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At June 30, 2025, approximately half of the outstanding principal balance of our commercial real estate loans (excluding construction and land) were secured by owner-occupied properties.
Consumer Real Estate and Other Consumer Loans. The consumer real estate loan portfolio increased $235.9 million, or 7.6%, from $3.1 billion at December 31, 2024 to $3.3 billion at June 30, 2025. Combined, home equity loans and lines of credit made up 58.6% and 58.8% of the consumer real estate loan total at June 30, 2025 and December 31, 2024, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. We also originate 1-4 family mortgage loans for portfolio investment purposes. Consumer and other loans decreased $7.4 million, or 1.7%, from December 31, 2024. The consumer and other loan portfolio primarily consists of unsecured revolving credit products, secured personal loans, motor vehicle loans, overdrafts, and other similar types of credit facilities.

Accruing Past Due Loans. Accruing past due loans are presented in the following tables. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

		Accruing Loans 30-89 Days Past Due		Accruing Loans 90 or More Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
June 30, 2025
Commercial and industrial	$6,069,215	$24,270	0.40%	$7,542	0.12%	$31,812	0.52%
Energy	1,315,227	1,104	0.08	—	—	1,104	0.08
Commercial real estate:
Buildings, land, and other	8,018,049	10,791	0.13	36,439	0.45	47,230	0.58
Construction	2,075,700	—	—	—	—	—	—
Consumer real estate	3,339,275	19,267	0.58	4,387	0.13	23,654	0.71
Consumer and other	437,029	4,546	1.04	569	0.13	5,115	1.17
Total	$21,254,495	$59,978	0.28	$48,937	0.23	$108,915	0.51

December 31, 2024
Commercial and industrial	$6,109,532	$36,540	0.60%	$7,685	0.13%	$44,225	0.73%
Energy	1,128,895	4,263	0.38	—	—	4,263	0.38
Commercial real estate:
Buildings, land, and other	7,704,447	36,737	0.48	1,523	0.02	38,260	0.50
Construction	2,264,076	870	0.04	—	—	870	0.04
Consumer real estate	3,103,389	17,015	0.55	5,681	0.18	22,696	0.73
Consumer and other	444,474	6,341	1.43	822	0.18	7,163	1.61
Total	$20,754,813	$101,766	0.49	$15,711	0.08	$117,477	0.57
Accruing past due loans at June 30, 2025 decreased $8.6 million compared to December 31, 2024. The decrease was primarily related to decreases in past due commercial and industrial loans (down $12.4 million ), past due energy loans (down $3.2 million) and past due consumer and other loans (down $2.0 million) partly offset by an increase in past due commercial real estate - buildings, land, and other loans (up $9.0 million). Accruing past due commercial real estate loans - building, land and other at June 30, 2025 and December 31, 2024 included $4.4 million and $6.2 million, respectively, related to owner occupied properties and $42.8 million and $32.1 million, respectively, related to non-owner occupied properties.
Non-Accrual Loans. Non-accrual loans are presented in the table below. Also see in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	June 30, 2025			December 31, 2024
		Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Commercial and industrial	$6,069,215	$38,015	0.63%	$6,109,532	$46,004	0.75%
Energy	1,315,227	4,020	0.31	1,128,895	4,079	0.36
Commercial real estate:
Buildings, land, and other	8,018,049	14,058	0.18	7,704,447	21,920	0.28
Construction	2,075,700	—	—	2,264,076	—	—
Consumer real estate	3,339,275	6,107	0.18	3,103,389	6,511	0.21
Consumer and other	437,029	193	0.04	444,474	352	0.08
Total	$21,254,495	$62,393	0.29	$20,754,813	$78,866	0.38
Allowance for credit losses on loans		$277,803			$270,151
Ratio of allowance for credit losses on loans to non-accrual loans		445.25%			342.54%

Non-accrual loans at June 30, 2025 decreased $16.5 million from December 31, 2024 primarily due to decreases in non-accrual commercial and industrial loans and non-accrual commercial real estate - buildings, land, and other loans. Non-accrual commercial real estate loans - building, land and other at June 30, 2025 and December 31, 2024 included $11.4 million and $19.8 million, respectively, related to owner occupied properties and $2.6 million and $2.1 million, respectively, related to non-owner occupied properties.
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
Non-accrual commercial and industrial loans included two credit relationships in excess of $5.0 million totaling $17.4 million at June 30, 2025 and $28.7 million at December 31, 2024. One of these credit relationships had unfunded commitments totaling $53.3 million (including $20.9 million available under a revolving line of credit and $32.4 million in outstanding letters of credit) at June 30, 2025 and $46.4 million (including $2.3 million available under a revolving line of credit and $44.1 million in outstanding letters of credit) at December 31, 2024. Non-accrual commercial real estate loans included one credit relationship in excess of $5.0 million totaling $7.5 million at December 31, 2024. The outstanding balance of this credit relationship decreased to $2.9 million at June 30, 2025 as a result of principal payments. Another credit relationship had an aggregate balance of $5.1 million at December 31, 2024 of which $4.6 million was included with non-accrual commercial real estate loans and $586 thousand was included with non-accrual commercial and industrial loans. This credit relationship paid off during the first quarter of 2025 and we recognized $329 thousand as a recovery of prior charge-offs.

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

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
June 30, 2025
Commercial and industrial	$95,484	28.5%	$6,069,215	1.57%
Energy	10,389	6.2	1,315,227	0.79
Commercial real estate	140,923	47.5	10,093,749	1.40
Consumer real estate	21,707	15.7	3,339,275	0.65
Consumer and other	9,300	2.1	437,029	2.13
Total	$277,803	100.0%	$21,254,495	1.31
December 31, 2024
Commercial and industrial	$87,569	29.5%	$6,109,532	1.43%
Energy	9,992	5.4	1,128,895	0.89
Commercial real estate	143,205	48.0	9,968,523	1.44
Consumer real estate	19,106	15.0	3,103,389	0.62
Consumer and other	10,279	2.1	444,474	2.31
Total	$270,151	100.0%	$20,754,813	1.30
The allowance allocated to commercial and industrial loans totaled $95.5 million, or 1.57% of total commercial and industrial loans, at June 30, 2025 increasing $7.9 million, or 9.0%, compared to $87.6 million, or 1.43% of total commercial and industrial loans, at December 31, 2024. Modeled expected credit losses increased $4.7 million, in part due to a deterioration in forecasted economic conditions, particularly in the second half of 2025, relative to the comparable forecast as of December 31, 2024 (see discussion of the Moody’s Analytics scenarios below). Qualitative factor (“Q-Factor”) and other qualitative adjustments related to commercial and industrial loans increased $1.1 million primarily due to an increase in the model overlay for credit concentrations. Specific allocations for commercial and industrial loans that were evaluated for expected credit losses on an individual basis increased $2.1 million from $13.3 million at December 31, 2024 to $15.3 million at June 30, 2025. The increase was primarily related to new specific allocations for new individually assessed loans.
The allowance allocated to energy loans totaled $10.4 million, or 0.79% of total energy loans, at June 30, 2025 increasing $397 thousand, or 4.0%, compared to $10.0 million, or 0.89% of total energy loans, at December 31, 2024. The increase was primarily due to a $419 thousand increase in modeled expected credit losses, which was partly due to an increase in the volume of energy loans. Specific allocations for energy loans that were evaluated for expected credit losses on an individual basis totaled $2.7 million at both June 30, 2025 and December 31, 2024.

The allowance allocated to commercial real estate loans totaled $140.9 million, or 1.40% of total commercial real estate loans, at June 30, 2025 decreasing $2.3 million, or 1.6%, compared to $143.2 million, or 1.44% of total commercial real estate loans, at December 31, 2024. The decrease was primarily related to a $3.0 million decrease in Q-factor and other qualitative adjustments (primarily related to the office building overlay) partly offset by a $610 thousand increase in specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis from $625 thousand at December 31, 2024 to $1.2 million at June 30, 2025.
Additional information related to the allowance allocated to commercial real estate loans at June 30, 2025 and December 31, 2024 is included in the following table:

	Owner Occupied	Non-owner Occupied	Construction and Land	Total
June 30, 2025
Modeled expected credit losses	$12,390	$4,125	$1,141	$17,656
Q-Factor and other qualitative adjustments	30,751	50,122	41,159	122,032
Specific allocations	722	—	513	1,235
Total	$43,863	$54,247	$42,813	$140,923
Total Loans	$3,831,495	$3,640,553	$2,621,701	$10,093,749
Ratio of allowance to loans in each category	1.14%	1.49%	1.63%	1.40%
December 31, 2024
Modeled expected credit losses	$12,579	$4,199	$771	$17,549
Q-Factor and other qualitative adjustments	28,268	49,325	47,438	125,031
Specific allocations	122	—	503	625
Total	$40,969	$53,524	$48,712	$143,205
Total Loans	$3,622,201	$3,543,019	$2,803,303	$9,968,523
Ratio of allowance to loans in each category	1.13%	1.51%	1.74%	1.44%
The allowance allocated to consumer real estate loans totaled $21.7 million, or 0.65% of total consumer real estate loans, at June 30, 2025 increasing $2.6 million, or 13.6%, compared to $19.1 million, or 0.62% of total consumer real estate loans, at December 31, 2024. The increase was primarily related to an increase in modeled expected credit losses due, in part, to growth within the portfolio.
The allowance allocated to consumer loans totaled $9.3 million, or 2.13% of total consumer loans, at June 30, 2025, decreasing $979 thousand, or 9.5%, compared to $10.3 million, or 2.31% of total consumer loans, at December 31, 2024. The decrease was primarily related to a decrease in modeled expected credit losses, down $812 thousand, in part due to a decrease in the expected loss rate associated with overdrafts.
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
In estimating expected credit losses as of June 30, 2025, we utilized the Moody’s Analytics June 2025 Baseline Scenario (the “June 2025 Baseline Scenario”) to forecast the macroeconomic variables used in our models. The June 2025 Baseline Scenario is an estimate of the most likely path of the economy through the current business cycle (50% probability that economic conditions will be worse and 50% probability that economic conditions will be better). The June 2025 Baseline Scenario projections included, among other things, (i) U.S. Nominal Gross Domestic Product annualized quarterly growth rate of 2.56% during the remainder of 2025 followed by average annualized quarterly growth rates of 4.30% in 2026 and 3.90% through the end of the forecast period in the second quarter of 2027; (ii) average U.S. unemployment rate of 4.31% during the remainder of 2025 followed by average annualized quarterly rates of 4.68% in 2026 and 4.72% through the end of the forecast period in the second quarter of 2027; (iii) average Texas unemployment rate of 4.23% during the remainder of 2025 followed by average annualized quarterly rates of 4.33% in 2026 and 4.39% through the end of the forecast period in the second quarter of 2027; (iv) projected average 10 year Treasury rate of 4.23% during the remainder of 2025, 4.23% during 2026 and 4.31% through the end of the forecast period in the second quarter of 2027 and (v) average oil price of $63.97 per barrel during the remainder of 2025, $64.57 per barrel in 2026, and $63.38 per barrel through the end of the forecast period in the second quarter of 2027.

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
The overall loan portfolio as of June 30, 2025 increased $499.7 million, or 2.4%, compared to December 31, 2024. This increase included a $235.9 million, or 7.6%, increase in consumer real estate loans; a $186.3 million, or 16.5%, increase in energy loans; and a $125.2 million, or 1.3%, increase in commercial real estate loans. These increases were partly offset by a $40.3 million, or 0.7%, decrease in commercial and industrial loans and a $7.4 million, or 1.7%, decrease in consumer and other loans.
The weighted average risk grade for commercial and industrial loans decreased to 6.45 at June 30, 2025 from 6.64 at December 31, 2024. The decrease was partly related to a decrease in the weighted-average risk grade of pass grade commercial and industrial loans, which decreased to 6.12 at June 30, 2025 from 6.30 at December 31, 2024. The decrease was also partly related to a $32.7 million decrease in higher-risk grade, classified commercial and industrial loans. Classified loans consist of loans having a risk grade of 11, 12 or 13. The weighted-average risk grade for energy loans increased to 5.62 at June 30, 2025 from 5.58 at December 31, 2024. Pass-grade energy loans increased $176.9 million while the weighted-average risk grade of such loans increased from 5.51 at December 31, 2024 to 5.52 at June 30, 2025. The increase in the weighted-average risk grade for energy loans was also partly due to a $7.4 million increase in energy loans graded as “special mention” (risk grade 10) and a $6.1 million increase in classified energy loans. The weighted average risk grade for commercial real estate loans was 7.35 at both June 30, 2025 and December 31, 2024 as the impact of an increase in the weighted-average risk grade of pass grade loans from 7.07 at December 31, 2024 to 7.09 at June 30, 2025 was offset by the impact of a decrease in classified commercial real estate loans (down $21.7 million).
As noted above, our credit loss models utilized the economic forecasts in the Moody's June 2025 Baseline Scenario for our estimated expected credit losses as of June 30, 2025 and the Moody’s December 2024 Consensus Scenario for our estimate of expected credit losses as of December 31, 2024. We qualitatively adjusted the model results based on these scenarios for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor, or Q-Factor, adjustments are discussed below.
Q-Factor adjustments are based upon management's judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of June 30, 2025, modeled expected credit losses were adjusted upwards by a weighted-average Q-Factor adjustment of approximately 4.0%, resulting in a $4.1 million total adjustment, compared to 4.1% at December 31, 2024, which resulted in a $3.8 million total adjustment.
We have also provided additional qualitative adjustments, or management overlays, as of June 30, 2025 as management believes there are still significant risks impacting certain categories of our loan portfolio. Q-Factor and other qualitative adjustments as of June 30, 2025 are detailed in the table below.

	Q-Factor Adjustment	Model Overlays	Office Building Overlays	Down-Side Scenario Overlay	Credit Concentration Overlays	Consumer Overlay	Total
Commercial and industrial	$2,256	$—	$—	$13,065	$8,414	$—	$23,735
Energy	175	—	—	—	3,149	—	3,324
Commercial real estate:
Owner occupied	560	29,196	—	—	995	—	30,751
Non-owner occupied	207	35,714	13,385	—	816	—	50,122
Construction and land	57	38,128	2,681	—	293	—	41,159
Consumer real estate	711	—	—	—	—	—	711
Consumer and other	93	—	—	—	—	3,000	3,093
Total	$4,059	$103,038	$16,066	$13,065	$13,667	$3,000	$152,895

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
The down-side scenario overlay is a qualitative adjustment for our commercial and industrial loan portfolio to address the significant risk of economic recession as a result of inflation; tariffs and other protectionist trade policies; rising interest rates; labor shortages; disruption in financial markets and global supply chains; further oil price volatility; and the current or anticipated impact of global wars/military conflicts, terrorism, or other geopolitical events. Factors such as these are outside of our control but nonetheless affect customer income levels and could alter anticipated customer behavior, including borrowing, repayment, investment, and deposit practices. To determine this qualitative adjustment, we use an alternative, more pessimistic economic scenario to forecast the macroeconomic variables used in our models. As of June 30, 2025, we used the Moody’s Analytics S3 Alternative Scenario Downside - 90th Percentile. In modeling expected credit losses using this scenario, we also assume each non-classified loan within our modeled loan pools is downgraded by one risk grade level. The qualitative adjustment is based upon the amount by which the alternative scenario modeling results exceed those of the primary scenario used in estimating credit loss expense, adjusted based upon management's assessment of the probability that this more pessimistic economic scenario will occur.
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

	Credit Loss Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Three months ended:
June 30, 2025
Commercial and industrial	$4,315	$(3,138)	$6,097,605	(0.21)%
Energy	(47)	180	1,220,765	0.06
Commercial real estate	383	(2,637)	10,041,716	(0.11)
Consumer real estate	3,821	(1,038)	3,265,737	(0.13)
Consumer and other	4,994	(4,518)	436,729	(4.15)
Total	$13,466	$(11,151)	$21,062,552	(0.21)
June 30, 2024
Commercial and industrial	$6,936	$(3,978)	$6,138,986	(0.26)%
Energy	(3,038)	305	999,792	0.12
Commercial real estate	1,903	(107)	9,404,268	—
Consumer real estate	2,175	(325)	2,648,249	(0.05)
Consumer and other	7,760	(5,621)	460,999	(4.90)
Total	$15,736	$(9,726)	$19,652,294	(0.20)

Six months ended:
June 30, 2025
Commercial and industrial	$14,496	$(6,581)	$6,080,350	(0.22)%
Energy	(85)	482	1,180,740	0.08
Commercial real estate	2,353	(4,635)	10,019,417	(0.09)
Consumer real estate	4,250	(1,649)	3,209,483	(0.10)
Consumer and other	7,480	(8,459)	436,277	(3.91)
Total	$28,494	$(20,842)	$20,926,267	(0.20)
June 30, 2024
Commercial and industrial	$8,928	$(4,380)	$6,075,474	(0.14)%
Energy	(6,814)	485	978,795	0.10
Commercial real estate	9,513	(91)	9,284,561	—
Consumer real estate	3,981	(1,812)	2,576,904	(0.14)
Consumer and other	11,778	(11,277)	466,548	(4.86)
Total	$27,386	$(17,075)	$19,382,282	(0.18)

We recorded a net credit loss expense related to loans totaling $28.5 million for the six months ended June 30, 2025 compared to $27.4 million during the same period in 2024. Net credit loss expense/benefit for each portfolio segment reflects the amount needed to adjust the allowance for credit losses allocated to that segment to the level of expected credit losses determined under our allowance methodology after net charge-offs have been recognized. The net credit loss expense related to loans during the first six months of 2025 primarily reflects an increase in expected credit losses associated with commercial and industrial loans primarily related to increases in modeled expected credit losses, specific allocations and model overlays; an increase in the volume of consumer real estate loans, which resulted in an increase in modeled expected credit losses for such loans; and an increase in the level of charge-offs related to commercial real estate loans. The net credit loss expense related to loans during the first six months of 2025 also reflects recent charge-off trends particularly related to commercial and industrial loans and consumer loans (overdrafts). In 2025, we implemented new tools and enhanced internal procedures that are designed to identify fraudulent activity more accurately and more rapidly than in the past. As a result, we began writing-off deposit accounts that were overdrawn as a result of fraudulent activity directly to fraud expense, which is included in other non-interest expense in the accompanying consolidated income statements, rather than as charge-offs through the allowance for credit losses on loans. No prior period amounts were reclassified in accordance with these new procedures as management determined such amounts were not significant to the prior financial statements.
The ratio of the allowance for credit losses on loans to total loans was 1.31% at June 30, 2025 compared to 1.30% December 31, 2024. Management believes the recorded amount of the allowance for credit losses on loans is appropriate based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, our estimate of current expected credit losses could also change, which could affect the level of future credit loss expense related to loans.
Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures totaled $49.6 million and $51.9 million at June 30, 2025 and December 31, 2024, respectively. The level of the allowance for credit losses on off-balance-sheet credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio. The allowance for credit losses on off-balance-sheet credit exposures at both June 30, 2025 and December 31, 2024 were also impacted by specific allocations related to amounts available under a revolving line of credit and outstanding letters of credit for a commercial and industrial borrower that was evaluated for expected credit losses on an individual basis. The specific allocations totaled $4.5 million at June 30, 2025 and $4.3 million at December 31, 2024. We also recognized specific allocations for funded loans to this borrower totaling $7.0 million at June 30, 2025 and $7.2 million at December 31, 2024. We recognized a net credit loss benefit related to off-balance-sheet credit exposures totaling $2.3 million during the six months ended June 30, 2025, compared to a net credit loss expense of $2.1 million during the same period in 2024. Our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures are further described in our 2024 Form 10-K.
Capital and Liquidity
Capital. Shareholders’ equity totaled $4.2 billion at June 30, 2025 and $3.9 billion at December 31, 2024. Sources of capital during the six months ended June 30, 2025 included net income of $307.9 million; other comprehensive income, net of tax, of $111.5 million; $8.9 million related to stock-based compensation; and $6.0 million in proceeds from stock option exercises. Uses of capital during the six months ended June 30, 2025 included $129.9 million of dividends paid on preferred and common stock and $2.7 million of treasury stock purchases.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized loss of $1.1 billion at June 30, 2025, compared to a net, after-tax, unrealized loss of $1.3 billion at December 31, 2024. The decrease in the net, after-tax, unrealized loss was primarily due to a $111.0 million net, after-tax, increase in the fair value of securities available for sale.
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

We paid a quarterly dividend of $1.00 and $0.95 per common share during the first and second quarters of 2025, respectively, and a quarterly dividend of $0.92 per common share during each of the first and second quarters of 2024. These dividend amounts equate to a common stock dividend payout ratio of 41.6% and 43.0% during the first six months of 2025 and 2024, respectively. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions described in Note 6 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
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
Liquidity. As more fully discussed in our 2024 Form 10-K, our liquidity position is continuously monitored, and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. Our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings as well as maturities of securities and loan amortization. As of June 30, 2025, we had approximately $6.3 billion held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of June 30, 2025, based upon available, pledgeable collateral, our total borrowing capacity with the FHLB was approximately $6.6 billion. Furthermore, at June 30, 2025, we had approximately $9.1 billion in securities that were available to pledge and could be used to support additional borrowings, as needed, through repurchase agreements or the Federal Reserve discount window.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 6 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At June 30, 2025, Cullen/Frost had liquid assets, primarily consisting of cash on deposit at Frost Bank, totaling $365.3 million.
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
Our model simulations as of June 30, 2025 indicate that our projected balance sheet is slightly less asset sensitive in comparison to our balance sheet as of December 31, 2024. For modeling purposes, as of June 30, 2025, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.2% and 2.4%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in negative variances in net interest income of 1.0% and 2.2%, respectively, relative to the flat-rate case over the next 12 months. For modeling purposes, as of December 31, 2024, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.5% and 2.8%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in negative variances in net interest income of 1.1% and 2.2%, respectively, relative to the flat-rate case over the next 12 months.
We do not currently pay interest on a significant portion of our commercial demand deposits. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. Our June 30, 2025 and December 31, 2024, model simulations did not assume any payment of interest on commercial demand deposits (those not already receiving an earnings credit). Management believes, based on our experience during the last interest rate cycle, that it is less likely we will pay interest on these deposits as rates increase.
As of June 30, 2025, the effects of a 200 basis point increase and a 200 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2025. Dollar amounts in thousands.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period (1)
April 1, 2025 to April 30, 2025	—		$—	—	$150,000
May 1, 2025 to May31, 2025	277	(2)	125.23	—	150,000
June 1, 2025 to June 30, 2025	329	(2)	128.93	—	150,000
Total	606			—
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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	July 31, 2025	By:	/s/ Daniel J. Geddes
Daniel J. Geddes
Group Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	July 31, 2025	By:	/s/ Matthew B. Henson
Matthew B. Henson
Executive Vice President
and Chief Accounting Officer
(Principal Accounting Officer)