Form 10-Q
period 2025-09-30
CULLEN/FROST BANKERS, INC.
filed 2025-10-30
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2025
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2025, there were 63,941,101 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
September 30, 2025

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2025	December 31, 2024
Assets:
Cash and due from banks	$615,544	$722,906
Interest-bearing deposits	7,315,042	9,495,777
Federal funds sold	—	5,925
Resell agreements	9,650	9,650
Total cash and cash equivalents	7,940,236	10,234,258
Securities held to maturity, net of allowance for credit losses of $500 at September 30, 2025 and $310 at December 31, 2024	3,454,732	3,533,775
Securities available for sale, at estimated fair value	16,884,684	15,043,625
Trading account securities	36,822	33,910
Loans, net of unearned discounts	21,445,574	20,754,813
Less: Allowance for credit losses on loans	(280,221)	(270,151)
Net loans	21,165,353	20,484,662
Premises and equipment, net	1,293,570	1,245,377
Accrued interest receivable and other assets	1,757,939	1,944,652
Total assets	$52,533,336	$52,520,259

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$14,128,256	$14,441,820
Interest-bearing deposits	28,388,896	28,280,928
Total deposits	42,517,152	42,722,748
Federal funds purchased	31,775	21,975
Repurchase agreements	4,563,749	4,342,941
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	123,227	123,184
Subordinated notes, net of unamortized issuance costs	99,765	99,648
Accrued interest payable and other liabilities	736,886	1,311,175
Total liabilities	48,072,554	48,621,671

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 150,000 Series B shares ($1,000 liquidation preference) issued at both September 30, 2025 and December 31, 2024	145,452	145,452
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,404,582 shares issued at both September 30, 2025 and December 31, 2024	644	644
Additional paid-in capital	1,088,755	1,075,572
Retained earnings	4,226,084	3,951,482
Accumulated other comprehensive income (loss), net of tax	(924,420)	(1,252,004)
Treasury stock, at cost; 604,037 shares at September 30, 2025 and 207,150 at December 31, 2024	(75,733)	(22,558)
Total shareholders’ equity	4,460,782	3,898,588
Total liabilities and shareholders’ equity	$52,533,336	$52,520,259
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income:
Loans, including fees	$355,602	$357,122	$1,034,899	$1,031,438
Securities:
Taxable	125,977	99,561	372,360	296,635
Tax-exempt	62,466	54,618	175,114	164,456
Interest-bearing deposits	75,914	96,215	224,149	294,215
Federal funds sold	33	63	170	223
Resell agreements	113	580	488	2,977
Total interest income	620,105	608,159	1,807,180	1,789,944
Interest expense:
Deposits	137,868	164,328	405,329	479,222
Federal funds purchased	324	271	806	1,262
Repurchase agreements	37,191	35,868	104,287	108,118
Junior subordinated deferrable interest debentures	1,940	2,197	5,824	6,756
Subordinated notes	1,164	1,164	3,492	3,492
Total interest expense	178,487	203,828	519,738	598,850
Net interest income	441,618	404,331	1,287,442	1,191,094
Credit loss expense	6,779	19,386	32,978	48,823
Net interest income after credit loss expense	434,839	384,945	1,254,464	1,142,271
Non-interest income:
Trust and investment management fees	44,846	41,016	131,446	121,505
Service charges on deposit accounts	31,440	27,412	89,212	78,321
Insurance commissions and fees	15,424	14,839	50,322	47,054
Interchange and card transaction fees	5,547	5,428	16,568	15,253
Other charges, commissions, and fees	14,730	13,060	42,283	38,140
Net gain (loss) on securities transactions	—	16	(14)	16
Other	13,660	11,936	37,114	35,985
Total non-interest income	125,647	113,707	366,931	336,274
Non-interest expense:
Salaries and wages	169,155	156,637	492,161	455,874
Employee benefits	34,465	29,060	109,448	93,832
Net occupancy	34,682	32,497	102,599	96,649
Technology, furniture, and equipment	43,479	37,766	124,169	108,712
Deposit insurance	6,328	7,238	20,102	30,345
Other	64,369	60,212	199,193	181,179
Total non-interest expense	352,478	323,410	1,047,672	966,591
Income before income taxes	208,008	175,242	573,723	511,954
Income taxes	33,628	28,741	91,418	84,264
Net income	174,380	146,501	482,305	427,690
Preferred stock dividends	1,668	1,668	5,006	5,006
Net income available to common shareholders	$172,712	$144,833	$477,299	$422,684

Earnings per common share:
Basic	$2.67	$2.24	$7.36	$6.52
Diluted	2.67	2.24	7.36	6.51
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$174,380	$146,501	$482,305	$427,690
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	273,173	498,371	414,242	257,185
Change in net unrealized gain on securities transferred to held to maturity	—	(150)	(521)	(466)
Reclassification adjustment for net (gains) losses included in net income	—	(16)	14	(16)
Total securities available for sale and transferred securities	273,173	498,205	413,735	256,703
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	310	418	929	1,255
Total defined-benefit post-retirement benefit plans	310	418	929	1,255
Other comprehensive income (loss), before tax	273,483	498,623	414,664	257,958
Deferred tax expense (benefit)	57,431	104,712	87,080	54,172
Other comprehensive income (loss), net of tax	216,052	393,911	327,584	203,786
Comprehensive income (loss)	$390,432	$540,412	$809,889	$631,476
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Three months ended:
September 30, 2025
Balance at beginning of period	$145,452	$644	$1,084,485	$4,119,886	$(1,140,472)	$(9,685)	$4,200,310
Net income	—	—	—	174,380	—	—	174,380
Other comprehensive income (loss), net of tax	—	—	—	—	216,052	—	216,052
Stock option exercises/stock unit conversions (30,794 shares)	—	—	—	(1,812)	—	3,737	1,925
Stock-based compensation expense recognized in earnings	—	—	4,270	—	—	—	4,270
Purchase of treasury stock (549,526 shares)	—	—	—	—	—	(69,785)	(69,785)
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,668)	—	—	(1,668)
Cash dividends – common stock ($1.00 per share)	—	—	—	(64,702)	—	—	(64,702)
Balance at end of period	$145,452	$644	$1,088,755	$4,226,084	$(924,420)	$(75,733)	$4,460,782

September 30, 2024
Balance at beginning of period	$145,452	$644	$1,064,070	$3,810,008	$(1,309,344)	$(45,025)	$3,665,805
Net income	—	—	—	146,501	—	—	146,501
Other comprehensive income (loss), net of tax	—	—	—	—	393,911	—	393,911
Stock option exercises/stock unit conversions (131,465 shares)	—	—	—	(4,124)	—	14,399	10,275
Stock-based compensation expense recognized in earnings	—	—	1,759	—	—	—	1,759
Purchase of treasury stock (188,889 shares)	—	—	—	—	—	(20,047)	(20,047)
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,668)	—	—	(1,668)
Cash dividends – common stock ($0.95 per share)	—	—	—	(61,330)	—	—	(61,330)
Balance at end of period	$145,452	$644	$1,065,829	$3,889,387	$(915,433)	$(50,673)	$4,135,206
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Nine months ended:
September 30, 2025
Balance at beginning of period	$145,452	$644	$1,075,572	$3,951,482	$(1,252,004)	$(22,558)	$3,898,588
Net income	—	—	—	482,305	—	—	482,305
Other comprehensive income (loss), net of tax	—	—	—	—	327,584	—	327,584
Stock option exercises/stock unit conversions (171,672 shares)	—	—	—	(11,405)	—	19,286	7,881
Stock-based compensation expense recognized in earnings	—	—	13,183	—	—	—	13,183
Purchase of treasury stock (568,559 shares)	—	—	—	—	—	(72,461)	(72,461)
Cash dividends – Series B preferred stock (approximately $33.38 per share which is equivalent to approximately $0.83 per depositary share)	—	—	—	(5,006)	—	—	(5,006)
Cash dividends – common stock ($2.95 per share)	—	—	—	(191,292)	—	—	(191,292)
Balance at end of period	$145,452	$644	$1,088,755	$4,226,084	$(924,420)	$(75,733)	$4,460,782

September 30, 2024
Balance at beginning of period	$145,452	$644	$1,055,809	$3,657,688	$(1,119,219)	$(23,927)	$3,716,447
Net income	—	—	—	427,690	—	—	427,690
Other comprehensive income (loss), net of tax	—	—	—	—	203,786	—	203,786
Stock option exercises/stock unit conversions (254,093 shares)	—	—	—	(10,043)	—	25,527	15,484
Stock-based compensation expense recognized in earnings	—	—	10,020	—	—	—	10,020
Purchase of treasury stock (508,176 shares)	—	—	—	—	—	(52,273)	(52,273)
Cash dividends – Series B preferred stock (approximately $33.38 per share which is equivalent to approximately $0.83 per depositary share)	—	—	—	(5,006)	—	—	(5,006)
Cash dividends – common stock ($2.79 per share)	—	—	—	(180,942)	—	—	(180,942)
Balance at end of period	$145,452	$644	$1,065,829	$3,889,387	$(915,433)	$(50,673)	$4,135,206
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net income	$482,305	$427,690
Adjustments to reconcile net income to net cash from operating activities:
Credit loss expense	32,978	48,823
Deferred tax expense (benefit)	3,047	(11,165)
Accretion of loan discounts	(20,588)	(16,265)
Securities premium amortization (discount accretion), net	28,907	35,577
Net (gain) loss on securities transactions	14	(16)
Depreciation and amortization	65,969	61,413
Net (gain) loss on sale/write-down of assets/foreclosed assets	(2,294)	(343)
Stock-based compensation	13,183	10,020
Net tax benefit from stock-based compensation	1,816	1,280
Earnings on life insurance policies	(2,908)	(2,785)
Net change in:
Trading account securities	(2,336)	(620)
Lease right-of-use assets	18,227	18,891
Accrued interest receivable and other assets	69,262	322,645
Accrued interest payable and other liabilities	(594,338)	30,085
Net cash from operating activities	93,244	925,230
Investing Activities:
Securities held to maturity:
Purchases	(1,500)	—
Maturities, calls and principal repayments	77,501	46,757
Securities available for sale:
Purchases	(15,386,824)	(7,435,990)
Sales	41,207	60,591
Maturities, calls and principal repayments	13,903,659	8,773,027
Proceeds from sale of loans	14,119	1,191
Net change in loans	(712,382)	(1,244,886)
Net cash paid in insurance agency asset acquisition	—	(703)
Benefits received on life insurance policies	1,777	1,063
Proceeds from sales of premises and equipment	44	17
Purchases of premises and equipment	(104,136)	(90,129)
Proceeds from sales of foreclosed assets	15,135	2,590
Net cash from investing activities	(2,151,400)	113,528
Financing Activities:
Net change in deposits	(205,596)	(199,947)
Net change in short-term borrowings	230,608	(104,976)
Proceeds from stock option exercises	7,881	15,484
Purchase of treasury stock	(72,461)	(52,273)
Cash dividends paid on preferred stock	(5,006)	(5,006)
Cash dividends paid on common stock	(191,292)	(180,942)
Net cash from financing activities	(235,866)	(527,660)
Net change in cash and cash equivalents	(2,294,022)	511,098
Cash and cash equivalents at beginning of period	10,234,258	8,687,276
Cash and cash equivalents at end of period	$7,940,236	$9,198,374

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
Cash Flow Reporting. Additional cash flow information was as follows:

	Nine Months Ended September 30,
	2025	2024
Cash paid for interest	$528,395	$593,610
Cash paid for income taxes	93,000	96,500
Significant non-cash transactions:
Unsettled securities transactions	12,011	84,779
Loans foreclosed and transferred to other real estate owned and foreclosed assets	659	2,633
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	12,751	13,982
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

Note 2 - Securities
Securities - Held to Maturity. A summary of the amortized cost, fair value and allowance for credit losses related to securities held to maturity as of September 30, 2025 and December 31, 2024, is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses	Net Carrying Amount
September 30, 2025
Residential mortgage-backed securities	$1,130,536	$3,178	$32,414	$1,101,300	$—	$1,130,536
States and political subdivisions	2,323,196	6,012	143,089	2,186,119	(500)	2,322,696
Other	1,500	—	—	1,500	—	1,500
Total	$3,455,232	$9,190	$175,503	$3,288,919	$(500)	$3,454,732
December 31, 2024
Residential mortgage-backed securities	$1,193,840	$—	$71,076	$1,122,764	$—	$1,193,840
States and political subdivisions	2,338,745	13,954	116,414	2,236,285	(310)	2,338,435
Other	1,500	—	3	1,497	—	1,500
Total	$3,534,085	$13,954	$187,493	$3,360,546	$(310)	$3,533,775
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. The carrying value of held-to-maturity securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law totaled $1.3 billion at September 30, 2025 and $1.4 billion December 31, 2024. Accrued interest receivable on held-to-maturity securities totaled $19.6 million at September 30, 2025 and $37.8 million at December 31, 2024, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by States and political subdivisions and other securities as of September 30, 2025 and December 31, 2024:

	States and Political Subdivisions
	Not Guaranteed or Pre-Refunded	Guaranteed by the Texas PSF	Guaranteed by Third Party	Pre-Refunded	Total	Other Securities
September 30, 2025
Aaa/AAA	$300,570	$1,476,107	$6,144	$32,992	$1,815,813	$—
Aa/AA	493,804	—	13,579	—	507,383	—
Not rated	—	—	—	—	—	1,500
Total	$794,374	$1,476,107	$19,723	$32,992	$2,323,196	$1,500
December 31, 2024
Aaa/AAA	$301,310	$1,504,951	$13,640	$14,531	$1,834,432	$—
Aa/AA	498,198	—	6,115	—	504,313	—
Not rated	—	—	—	—	—	1,500
Total	$799,508	$1,504,951	$19,755	$14,531	$2,338,745	$1,500
The following table details activity in the allowance for credit losses on held-to-maturity securities during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$310	$310	$310	$310
Credit loss expense (benefit)	190	—	190	—
Ending balance	$500	$310	$500	$310

Securities - Available for Sale. A summary of the amortized cost, fair value and allowance for credit losses related to securities available for sale as of September 30, 2025 and December 31, 2024, is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
September 30, 2025
U.S. Treasury	$3,027,093	$—	$163,297	$—	$2,863,796
Residential mortgage-backed securities	9,429,282	50,520	790,426	—	8,689,376
States and political subdivisions	5,530,245	22,174	263,248	—	5,289,171
Other	42,341	—	—	—	42,341
Total	$18,028,961	$72,694	$1,216,971	$—	$16,884,684
December 31, 2024
U.S. Treasury	$3,692,215	$—	$249,895	$—	$3,442,320
Residential mortgage-backed securities	8,024,704	2,352	1,029,154	—	6,997,902
States and political subdivisions	4,842,060	2,493	284,329	—	4,560,224
Other	43,179	—	—	—	43,179
Total	$16,602,158	$4,845	$1,563,378	$—	$15,043,625
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At September 30, 2025, all of the securities in our available for sale municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 72.6% are either guaranteed by the Texas Permanent School Fund (“PSF”) or have been pre-refunded. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of available-for-sale securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law totaled $6.2 billion at both September 30, 2025 and December 31, 2024. Accrued interest receivable on available-for-sale securities totaled $84.1 million at September 30, 2025 and $104.9 million at December 31, 2024, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The table below summarizes, as of September 30, 2025, securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by type of security and length of time in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$2,863,796	$163,297	$2,863,796	$163,297
Residential mortgage-backed securities	65,287	306	4,918,482	790,120	4,983,769	790,426
States and political subdivisions	779,485	22,470	3,086,008	240,778	3,865,493	263,248
Total	$844,772	$22,776	$10,868,286	$1,194,195	$11,713,058	$1,216,971
As of September 30, 2025, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Contractual Maturities. The following table summarizes the maturity distribution schedule of securities held to maturity and securities available for sale as of September 30, 2025. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
Held To Maturity
Amortized Cost
Residential mortgage-backed securities	$—	$495,793	$11,227	$623,516	$1,130,536
States and political subdivisions	13,599	28,613	78,764	2,202,220	2,323,196
Other	—	1,500	—	—	1,500
Total	$13,599	$525,906	$89,991	$2,825,736	$3,455,232
Estimated Fair Value
Residential mortgage-backed securities	$—	$465,011	$9,639	$626,650	$1,101,300
States and political subdivisions	13,638	29,033	77,852	2,065,596	2,186,119
Other	—	1,500	—	—	1,500
Total	$13,638	$495,544	$87,491	$2,692,246	$3,288,919
Available For Sale
Amortized Cost
U. S. Treasury	$948,358	$1,687,338	$198,329	$193,068	$3,027,093
Residential mortgage-backed securities	—	10,027	2,415	9,416,840	9,429,282
States and political subdivisions	76,941	343,795	745,864	4,363,645	5,530,245
Other	—	—	—	—	42,341
Total	$1,025,299	$2,041,160	$946,608	$13,973,553	$18,028,961
Estimated Fair Value
U. S. Treasury	$940,340	$1,608,159	$174,797	$140,500	$2,863,796
Residential mortgage-backed securities	—	10,030	2,470	8,676,876	8,689,376
States and political subdivisions	76,927	343,578	719,062	4,149,604	5,289,171
Other	—	—	—	—	42,341
Total	$1,017,267	$1,961,767	$896,329	$12,966,980	$16,884,684
Sales of Securities. Sales of available for sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Proceeds from sales	$2,651	$60,591	$41,207	$60,591
Gross realized gains	—	538	43	538
Gross realized losses	—	(522)	(57)	(522)
Tax (expense) benefit of securities gains/losses	—	(3)	3	(3)
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Premium amortization	$(14,220)	$(16,078)	$(44,311)	$(50,601)
Discount accretion	5,441	5,287	15,404	15,024
Net (premium amortization) discount accretion	$(8,779)	$(10,791)	$(28,907)	$(35,577)

Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	September 30, 2025	December 31, 2024
U.S. Treasury	$36,246	$33,910
States and political subdivisions	576	—
Total	$36,822	$33,910
Net gains and losses on trading account securities included in other non-interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net gain on sales transactions	$1,323	$1,250	$4,111	$3,632
Net mark-to-market gains (losses)	28	16	—	(85)
Net gain (loss) on trading account securities	$1,351	$1,266	$4,111	$3,547
Note 3 - Loans
Loans were as follows:

	September 30, 2025	December 31, 2024
Commercial and industrial	$6,218,271	$6,109,532
Energy:
Production	964,274	903,654
Service	241,957	203,629
Other	47,441	21,612
Total energy	1,253,672	1,128,895
Commercial real estate:
Commercial mortgages	7,369,908	7,165,220
Construction	2,104,247	2,264,076
Land	572,986	539,227
Total commercial real estate	10,047,141	9,968,523
Consumer real estate:
Home equity lines of credit	1,024,880	911,239
Home equity loans	999,086	914,738
Home improvement loans	871,492	852,536
1-4 family mortgage loans	421,640	259,456
Other	152,395	165,420
Total consumer real estate	3,469,493	3,103,389
Total real estate	13,516,634	13,071,912
Consumer and other	456,997	444,474
Total loans	$21,445,574	$20,754,813
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston, and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of September 30, 2025, there were no concentrations of loans related to any single industry in excess of 10% of total loans. At that date, the largest industry concentrations were related to the energy industry, which totaled 5.8% of total loans, and the automobile dealerships industry, which totaled 5.3% of total loans. Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.2 billion and $76.6 million, respectively, as of September 30, 2025, while unfunded commitments to extend credit and standby letters of credit issued to customers in the automobile dealership industry totaled $564.8 million and $20.0 million, respectively, as of September 30, 2025.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2025 or December 31, 2024.

Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers, and their affiliates (collectively referred to as “related parties”). Such loans totaled $307.8 million at September 30, 2025 and $295.8 million at December 31, 2024.
Accrued Interest Receivable. Accrued interest receivable on loans totaled $91.8 million at September 30, 2025 and $86.8 million at December 31, 2024, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
Federal Home Loan Bank Blanket Pledge. We have executed a blanket pledge and security agreement with the Federal Home Loan Bank (“FHLB”) under which certain qualifying loans are pledged as collateral for any outstanding borrowings under the agreement. Loans pledged under the blanket agreement totaled $19.3 billion at September 30, 2025 and $19.2 billion at December 31, 2024, though no FHLB borrowings were outstanding as of these dates.
Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.
Non-accrual loans, segregated by class of loans, were as follows:

	September 30, 2025		December 31, 2024
	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$23,264	$11,287	$46,004	$8,800
Energy	3,523	1,304	4,079	1,377
Commercial real estate:
Buildings, land, and other	11,312	6,625	21,920	18,660
Construction	—	—	—	—
Consumer real estate	6,408	4,263	6,511	4,048
Consumer and other	271	190	352	—
Total	$44,778	$23,669	$78,866	$32,885
The following table presents non-accrual loans as of September 30, 2025, by class and year of origination.

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$387	$1,813	$8,344	$5,825	$1,334	$2,202	$798	$2,561	$23,264
Energy	—	—	—	—	—	1,304	2,219	—	3,523
Commercial real estate:
Buildings, land, and other	—	—	1,413	1,301	1,078	6,266	—	1,254	11,312
Construction	—	—	—	—	—	—	—	—	—
Consumer real estate	—	—	47	—	—	2,286	409	3,666	6,408
Consumer and other	—	185	—	—	—	—	86	—	271
Total	$387	$1,998	$9,804	$7,126	$2,412	$12,058	$3,512	$7,481	$44,778
In the table above, loans reported as 2025 originations as of September 30, 2025 were, for the most part, first originated in years prior to 2025 but were renewed in the current year. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $929 thousand and $3.6 million for the three and nine months ended September 30, 2025, respectively, and approximately $1.5 million and $4.0 million for the three and nine months ended September 30, 2024, respectively.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of September 30, 2025, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$37,177	$18,769	$55,946	$6,162,325	$6,218,271	$3,576
Energy	15,493	3,523	19,016	1,234,656	1,253,672	—
Commercial real estate:
Buildings, land, and other	48,381	7,594	55,975	7,886,919	7,942,894	399
Construction	1,693	—	1,693	2,102,554	2,104,247	—
Consumer real estate	18,644	11,244	29,888	3,439,605	3,469,493	4,951
Consumer and other	5,999	749	6,748	450,249	456,997	482
Total	$127,387	$41,879	$169,266	$21,276,308	$21,445,574	$9,408
Modifications to Borrowers Experiencing Financial Difficulty. From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. The period-end balance of loan modifications, segregated by type of modification, to borrowers experiencing financial difficulty during the nine months ended September 30, 2025 and 2024 are set forth in the table below, regardless of whether such modifications resulted in a new loan. There were no commitments to lend additional funds to these borrowers at September 30, 2025.

	Payment Delay	Percent of Total Class of Loans	Combination: Payment Delay and Term Extension	Percent of Total Class of Loans
September 30, 2025
Commercial and industrial	$2,236	—%	$—	—%
Commercial real estate:
Buildings, land, and other	1,772	—	—	—
	$4,008	—	$—	—
September 30, 2024
Commercial and industrial	$1,823	—	$46,925	0.8
Commercial real estate:
Buildings, land, and other	2,061	—	—	—
	$3,884	—	$46,925	0.2
The financial effects of the loan modifications made to borrowers experiencing financial difficulty were not significant during the nine months ended September 30, 2025 and 2024. The loan modifications reported in the table above did not significantly impact our determination of the allowance for credit losses on loans during their respective reporting periods.

Information as of September 30, 2025 and September 30, 2024, related to loans modified (by type of modification) in the preceding twelve months, respectively, whereby the borrower was experiencing financial difficulty at the time of modification is set forth in the following table.

	September 30, 2025		September 30, 2024
	Payment Delay	Combination: Payment Delay and Term Extension	Payment Delay	Combination: Payment Delay and Term Extension
Past due in excess of 90 days or on non-accrual status at period-end:
Commercial and industrial	$3,286	$—	$1,823	$19,994
Commercial real estate:
Buildings, land, and other	1,772	—	2,061	—
	$5,058	$—	$3,884	$19,994
Charge-offs during the period:
Commercial and industrial	$1,108	$—	$—	$—
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
We utilize a risk grading matrix to assign a risk grade to each of our commercial loans. Loans are graded on a scale of 1 to 14. A description of the general characteristics of the 14 risk grades is set forth in our 2024 Form 10-K. We monitor portfolio credit quality by the weighted-average risk grade of each class of commercial loan. Individual relationship managers, under the oversight of credit administration, review updated financial information for all pass grade loans to reassess the risk grade on at least an annual basis. When a loan has a risk grade of 9, it is still considered a pass grade loan; however, it is considered to be on management’s “watch list,” where a significant risk-modifying action is anticipated in the near term. When a loan has a risk grade of 10 or higher, a special assets officer monitors the loan on an on-going basis. The following table presents weighted-average risk grades for all commercial loans, by class and year of origination/renewal, as of September 30, 2025.

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Commercial and industrial
Risk grades 1-8	$1,476,360	$694,049	$337,966	$296,554	$186,254	$414,531	$2,288,758	$49,452	$5,743,924	6.06
Risk grade 9	32,263	29,658	5,769	7,180	21,712	41,117	66,257	20,733	224,689	9.00
Risk grade 10	3,577	1,691	18,410	37,808	1,486	4,998	10,145	7,375	85,490	10.00
Risk grade 11	41,865	17,132	16,271	13,943	3,405	11,921	20,591	15,776	140,904	11.00
Risk grade 12	137	1,365	7,432	3,735	1,321	2,182	228	1,917	18,317	12.00
Risk grade 13	250	448	912	2,090	13	20	570	644	4,947	13.00
	$1,554,452	$744,343	$386,760	$361,310	$214,191	$474,769	$2,386,549	$95,897	$6,218,271	6.35
W/A risk grade	5.78	7.02	7.44	7.39	7.33	5.80	6.11	8.53	6.35
Energy
Risk grades 1-8	$277,021	$149,916	$10,704	$33,553	$12,987	$1,638	$739,440	$2,711	$1,227,970	5.51
Risk grade 9	446	2,294	1,972	—	—	504	1,522	191	6,929	9.00
Risk grade 10	—	—	—	603	1,925	—	—	737	3,265	10.00
Risk grade 11	784	69	—	2,913	—	4	4,425	3,790	11,985	11.00
Risk grade 12	—	—	—	—	—	1,304	1,519	—	2,823	12.00
Risk grade 13	—	—	—	—	—	—	700	—	700	13.00
	$278,251	$152,279	$12,676	$37,069	$14,912	$3,450	$747,606	$7,429	$1,253,672	5.62
W/A risk grade	5.86	6.62	7.38	7.72	4.70	9.66	5.15	9.27	5.62

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Commercial real estate:
Buildings, land, other
Risk grades 1-8	$1,051,270	$1,274,670	$1,174,695	$1,310,780	$880,861	$1,352,456	$200,018	$190,344	$7,435,094	6.97
Risk grade 9	605	14,492	20,603	34,131	33,966	38,602	500	431	143,330	9.00
Risk grade 10	2,539	11,351	37,094	69,967	44,678	9,755	3,498	—	178,882	10.00
Risk grade 11	32,830	8,621	15,125	43,997	10,317	58,550	—	4,836	174,276	11.00
Risk grade 12	—	—	1,413	1,301	856	5,544	—	963	10,077	12.00
Risk grade 13	—	—	—	—	222	722	—	291	1,235	13.00
	$1,087,244	$1,309,134	$1,248,930	$1,460,176	$970,900	$1,465,629	$204,016	$196,865	$7,942,894	7.17
W/A risk grade	7.22	7.19	7.27	7.32	7.41	7.04	6.64	5.31	7.17
Construction
Risk grades 1-8	$328,990	$604,867	$414,858	$261,989	$66,165	$2,559	$115,114	$5,649	$1,800,191	7.55
Risk grade 9	50,729	3,410	31,418	34,091	—	—	12,535	—	132,183	9.00
Risk grade 10	17,036	—	—	125,557	—	—	21,525	—	164,118	10.00
Risk grade 11	—	—	7,755	—	—	—	—	—	7,755	11.00
Risk grade 12	—	—	—	—	—	—	—	—	—	12.00
Risk grade 13	—	—	—	—	—	—	—	—	—	13.00
	$396,755	$608,277	$454,031	$421,637	$66,165	$2,559	$149,174	$5,649	$2,104,247	7.84
W/A risk grade	7.47	7.61	7.89	8.53	7.10	7.93	8.09	6.00	7.84
Total commercial real estate	$1,483,999	$1,917,411	$1,702,961	$1,881,813	$1,037,065	$1,468,188	$353,190	$202,514	$10,047,141	7.31
W/A risk grade	7.29	7.32	7.43	7.59	7.39	7.04	7.25	5.33	7.31
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

Information about the payment status of consumer loans, segregated by portfolio segment and year of origination, as of September 30, 2025, was as follows:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$194	$1,784	$3,223	$1,838	$1,802	$3,098	$6,418	$287	$18,644
Past due 90 or more days	—	—	805	1,247	278	2,355	2,893	3,666	11,244
Total past due	194	1,784	4,028	3,085	2,080	5,453	9,311	3,953	29,888
Current loans	465,387	653,222	478,103	346,081	222,888	262,238	1,003,032	8,654	3,439,605
Total	$465,581	$655,006	$482,131	$349,166	$224,968	$267,691	$1,012,343	$12,607	$3,469,493
Consumer and other:
Past due 30-89 days	$2,408	$234	$565	$127	$20	$50	$1,811	$784	$5,999
Past due 90 or more days	179	56	1	—	—	—	277	236	749
Total past due	2,587	290	566	127	20	50	2,088	1,020	6,748
Current loans	54,316	21,886	13,090	5,544	1,987	2,108	327,272	24,046	450,249
Total	$56,903	$22,176	$13,656	$5,671	$2,007	$2,158	$329,360	$25,066	$456,997
Period-end balances for revolving loans that converted to term during the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commercial and industrial	$18,912	$8,631	$51,695	$23,464
Energy	1,475	67	2,711	695
Commercial real estate:
Buildings, land and other	374	49	109,435	67,932
Construction	—	19	—	162
Consumer real estate	1,179	1,155	2,406	2,770
Consumer and other	2,433	2,818	8,228	8,415
Total	$24,373	$12,739	$174,475	$103,438
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2024 Form 10-K, totaled 125.9 at August 31, 2025 (most recent date available) and 125.3 at December 31, 2024. A higher TLI value implies more favorable economic conditions.
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

The following table presents details of the allowance for credit losses on loans segregated by loan portfolio segment as of September 30, 2025 and December 31, 2024.

September 30, 2025	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Modeled expected credit losses	$58,329	$4,345	$16,326	$21,931	$6,089	$107,020
Q-Factor and other qualitative adjustments	33,391	3,354	123,454	767	4,611	165,577
Specific allocations	4,947	700	1,235	661	81	7,624
Total	$96,667	$8,399	$141,015	$23,359	$10,781	$280,221
December 31, 2024
Modeled expected credit losses	$51,669	$3,969	$17,549	$17,720	$7,019	$97,926
Q-Factor and other qualitative adjustments	22,635	3,323	125,031	620	3,095	154,704
Specific allocations	13,265	2,700	625	766	165	17,521
Total	$87,569	$9,992	$143,205	$19,106	$10,279	$270,151
The following table details activity in the allowance for credit losses on loans by portfolio segment for the three and nine months ended September 30, 2025 and 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
September 30, 2025
Beginning balance	$95,484	$10,389	$140,923	$21,707	$9,300	$277,803
Credit loss expense (benefit)	2,669	(2,343)	86	3,115	5,480	9,007
Charge-offs	(2,742)	—	—	(1,849)	(7,022)	(11,613)
Recoveries	1,256	353	6	386	3,023	5,024
Net (charge-offs) recoveries	(1,486)	353	6	(1,463)	(3,999)	(6,589)
Ending balance	$96,667	$8,399	$141,015	$23,359	$10,781	$280,221
September 30, 2024
Beginning balance	$78,554	$11,485	$140,020	$15,707	$10,541	$256,307
Credit loss expense (benefit)	4,697	146	2,791	3,838	4,990	16,462
Charge-offs	(3,907)	—	—	(2,013)	(8,007)	(13,927)
Recoveries	1,232	490	14	120	2,431	4,287
Net (charge-offs) recoveries	(2,675)	490	14	(1,893)	(5,576)	(9,640)
Ending balance	$80,576	$12,121	$142,825	$17,652	$9,955	$263,129
Nine months ended:
September 30, 2025
Beginning balance	$87,569	$9,992	$143,205	$19,106	$10,279	$270,151
Credit loss expense (benefit)	17,165	(2,428)	2,439	7,365	12,960	37,501
Charge-offs	(11,241)	(52)	(4,639)	(4,099)	(21,156)	(41,187)
Recoveries	3,174	887	10	987	8,698	13,756
Net (charge-offs) recoveries	(8,067)	835	(4,629)	(3,112)	(12,458)	(27,431)
Ending balance	$96,667	$8,399	$141,015	$23,359	$10,781	$280,221
September 30, 2024
Beginning balance	$74,006	$17,814	$130,598	$13,538	$10,040	$245,996
Credit loss expense (benefit)	13,625	(6,668)	12,304	7,819	16,768	43,848
Charge-offs	(10,333)	(79)	(122)	(4,090)	(24,624)	(39,248)
Recoveries	3,278	1,054	45	385	7,771	12,533
Net (charge-offs) recoveries	(7,055)	975	(77)	(3,705)	(16,853)	(26,715)
Ending balance	$80,576	$12,121	$142,825	$17,652	$9,955	$263,129

The following table presents year-to-date gross charge-offs by year of origination as of September 30, 2025.

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$166	$1,201	$1,774	$185	$912	$116	$3,495	$3,392	$11,241
Energy	—	—	—	52	—	—	—	—	52
Commercial real estate:
Buildings, land and other	—	—	—	—	4,636	3	—	—	4,639
Construction	—	—	—	—	—	—	—	—	—
Consumer real estate	—	57	367	657	259	431	2,328	—	4,099
Consumer and other	13,808	4,056	532	223	1	13	1,867	656	21,156
Total	$13,974	$5,314	$2,673	$1,117	$5,808	$563	$7,690	$4,048	$41,187
In the table above, $13.8 million of the consumer and other loan charge-offs reported as 2025 originations and $3.8 million of the total reported as 2024 originations were related to deposit overdrafts.
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment, as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial and industrial	$21,161	$4,947	$45,009	$13,265
Energy	3,523	700	4,078	2,700
Commercial real estate:
Buildings, land and other	8,785	722	18,797	122
Construction	1,772	513	2,012	503
Consumer real estate	6,156	661	6,039	766
Consumer and other	81	81	352	165
Total	$41,478	$7,624	$76,287	$17,521
Note 4 - Deposits
Deposits were as follows:

	September 30, 2025	December 31, 2024
Non-interest-bearing demand deposits	$14,128,256	$14,441,820
Interest-bearing deposits:
Savings and interest checking	9,754,935	10,310,942
Money market accounts	11,922,794	11,568,254
Time accounts	6,711,167	6,401,732
Total interest-bearing deposits	28,388,896	28,280,928
Total deposits	$42,517,152	$42,722,748
The table below presents additional information about our deposits. Public funds in excess of deposit insurance limits are included in the totals for deposits not covered by insurance; however, such deposits are generally fully collateralized by securities.

	September 30, 2025	December 31, 2024
Deposits from foreign sources (primarily Mexico)	$1,269,133	$1,219,463
Non-interest-bearing public funds deposits	467,905	759,819
Interest-bearing public funds deposits	523,377	625,104
Total deposits not covered by deposit insurance	22,027,949	22,972,618
Time deposits not covered by deposit insurance	2,984,593	2,744,112

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
Financial instruments with off-balance-sheet risk were as follows:

	September 30, 2025	December 31, 2024
Commitments to extend credit	$12,157,818	$12,046,520
Standby letters of credit	407,337	449,176
Deferred standby letter of credit fees	2,470	3,071
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
The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$49,609	$53,802	$51,904	$51,751
Credit loss expense (benefit)	(2,418)	2,924	(4,713)	4,975
Ending balance	$47,191	$56,726	$47,191	$56,726
Lease Commitments. We lease certain office facilities and office equipment under operating leases. The components of total lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of lease right-of-use assets	$9,120	$8,846	$27,246	$26,465
Short-term lease expense	154	300	727	1,019
Non-lease components (including taxes, insurance, common maintenance, etc.)	3,415	2,546	11,051	9,561
Total	$12,689	$11,692	$39,024	$37,045
Right-of-use lease assets totaled $264.8 million at September 30, 2025 and $270.3 million at December 31, 2024, and are reported as a component of premises and equipment on our accompanying consolidated balance sheets. The related lease liabilities totaled $302.1 million at September 30, 2025 and $308.1 million at December 31, 2024, and are reported as a component of accrued interest payable and other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $9.4 million and $27.8 million during the three and nine months ended September 30, 2025, respectively, and $8.3 million and $25.3 million during the three and nine months ended September 30, 2024, respectively. There has been no significant change in our expected future minimum lease payments since December 31, 2024. See the 2024 Form 10-K for information regarding these commitments.
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
Tier 1 capital includes CET1 and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital included $145.5 million of 4.450% non-cumulative perpetual preferred stock at September 30, 2025 and December 31, 2024, the details of which are further discussed below. Frost Bank did not have any additional Tier 1 capital beyond CET1 at September 30, 2025 or December 31, 2024. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowances for credit losses on securities, loans, and off-balance-sheet credit exposures. Tier 2 capital for Cullen/Frost also includes the permissible portion of qualified subordinated debt (which decreases 20.0% per year during the final five years of the term of the notes) totaling $20.0 million at September 30, 2025 and $40.0 million at December 31, 2024, and trust preferred securities totaling $120.0 million at both September 30, 2025 and December 31, 2024.
The following table presents actual and required capital ratios as of September 30, 2025 and December 31, 2024, for Cullen/Frost and Frost Bank under the Basel III Capital Rules. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2024 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Required to be Considered Well- Capitalized (1)
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2025
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$4,568,817	14.14%	$2,261,988	7.00%	N/A	N/A
Frost Bank	4,633,566	14.35	2,260,930	7.00	$2,099,435	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,714,269	14.59	2,746,700	8.50	1,938,847	6.00
Frost Bank	4,633,566	14.35	2,745,415	8.50	2,583,920	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	5,182,181	16.04	3,392,982	10.50	3,231,412	10.00
Frost Bank	4,961,478	15.36	3,391,395	10.50	3,229,900	10.00
Leverage Ratio
Cullen/Frost	4,714,269	9.00	2,096,358	4.00	N/A	N/A
Frost Bank	4,633,566	8.84	2,096,845	4.00	2,621,057	5.00

	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Required to be Considered Well- Capitalized (1)
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2024
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$4,343,666	13.62%	$2,232,822	7.00%	N/A	N/A
Frost Bank	4,387,862	13.76	2,231,710	7.00	$2,072,302	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,489,118	14.07	2,711,283	8.50	1,913,847	6.00
Frost Bank	4,387,862	13.76	2,709,934	8.50	2,550,526	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	4,954,136	15.53	3,349,232	10.50	3,189,745	10.00
Frost Bank	4,692,880	14.72	3,347,565	10.50	3,188,157	10.00
Leverage Ratio
Cullen/Frost	4,489,118	8.63	2,079,715	4.00	N/A	N/A
Frost Bank	4,387,862	8.44	2,079,965	4.00	2,599,956	5.00
____________________
(1)“Well-capitalized” minimum Common Equity Tier 1 to Risk-Weighted Assets and Leverage Ratio are not formally defined under applicable banking regulations for bank holding companies.
As of September 30, 2025, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Based on the ratios presented above, capital levels as of September 30, 2025, at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well-capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2025, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
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
Under the 2025 Repurchase Plan, we repurchased 549,228 shares at a total cost of $69.3 million (excluding applicable excise taxes) during the nine months ended September 30, 2025. We also repurchased 19,331 shares at a total cost of $2.7 million in connection with the vesting of certain share awards during the nine months ended September 30, 2025. Repurchases made in connection with the vesting of share awards are not associated with any publicly announced stock repurchase plan. Under a prior repurchase plan, we repurchased 489,862 shares at a total cost of $50.0 million (excluding applicable excise taxes) during the nine months ended September 30, 2024. We also repurchased 18,314 shares at a total cost of $2.1 million in connection with the vesting of certain share awards during the nine months ended September 30, 2024. Under the Basel III Capital Rules, Cullen/Frost may not repurchase or redeem any of its preferred stock or subordinated notes and, in some cases, its common stock without the prior approval of the Federal Reserve Board.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at September 30, 2025, Frost Bank could pay aggregate dividends of up to $923.3 million to Cullen/Frost without prior regulatory approval.
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
The notional amounts and estimated fair values of interest rate derivative contracts outstanding are presented in the following table. The fair values of these contracts are estimated utilizing internal valuation methods with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero.

	September 30, 2025		December 31, 2024
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	783,231	$35,762	1,213,519	$63,001
Loan/lease interest rate swaps – liabilities	1,093,418	(21,997)	663,078	(9,068)
Loan/lease interest rate caps – assets	216,138	3,679	205,164	7,053
Customer counterparties:
Loan/lease interest rate swaps – assets	1,093,417	21,997	663,078	9,068
Loan/lease interest rate swaps – liabilities	783,232	(35,762)	1,213,519	(63,000)
Loan/lease interest rate caps – liabilities	216,138	(3,680)	205,164	(7,054)

The weighted-average rates paid and received for interest rate swaps outstanding at September 30, 2025, were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Non-hedging interest rate swaps – financial institution counterparties	5.14%	6.01%
Non-hedging interest rate swaps – customer counterparties	6.01	5.14
The weighted-average strike rate for outstanding interest rate caps was 3.80% at September 30, 2025.
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

		September 30, 2025		December 31, 2024
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	6,968	$27,521	7,097	$27,471
Oil – liabilities	Barrels	2,441	(2,676)	4,768	(12,897)
Natural gas – assets	MMBTUs	17,374	3,539	25,454	3,804
Natural gas – liabilities	MMBTUs	13,380	(1,940)	26,082	(4,054)
Customer counterparties:
Oil – assets	Barrels	2,468	$3,115	4,872	12,973
Oil – liabilities	Barrels	6,940	(26,566)	6,993	(26,753)
Natural gas – assets	MMBTUs	14,000	2,048	26,767	4,255
Natural gas – liabilities	MMBTUs	16,754	(3,263)	24,769	(3,600)
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

		September 30, 2025		December 31, 2024
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward and option contracts – assets	EUR	5,000	$134	—	$—
Forward and option contracts – liabilities	EUR	5,000	(2)	—	—
Customer counterparties:
Forward and option contracts – assets	EUR	5,000	2	—	—
Forward and option contracts – liabilities	EUR	5,000	(134)	—	—

Gains, Losses and Derivative Cash Flows. For non-hedging derivative instruments, gains and losses due to changes in fair value and all cash flows are included in other non-interest income and other non-interest expense as presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Non-hedging interest rate derivatives:
Other non-interest income	$784	$1,435	$1,906	$3,072
Other non-interest expense	(1)	(1)	(2)	2
Non-hedging commodity derivatives:
Other non-interest income	351	311	3,054	1,636
Non-hedging foreign currency derivatives:
Other non-interest income	—	—	55	11
Counterparty Credit Risk. At September 30, 2025, our credit exposure relating to outstanding derivative contracts with bank customers was approximately $22.6 million. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. At September 30, 2025, after consideration of collateral pledged, we had $4.0 million credit exposure relating to outstanding derivative contracts with upstream financial institution counterparties. Collateral positions are generally cleared on the next business day. Collateral levels for upstream financial institution counterparties are monitored and adjusted, as necessary. See Note 8 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with upstream financial institution counterparties. At September 30, 2025, we had $12.5 million in cash collateral related to derivative contracts on deposit with other financial institution counterparties.
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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2025, is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
September 30, 2025
Financial assets:
Derivatives:
Interest rate contracts	$39,441	$—	$39,441
Commodity contracts	31,060	—	31,060
Foreign currency contracts	134	—	134
Total derivatives	70,635	—	70,635
Resell agreements	9,650	—	9,650
Total	$80,285	$—	$80,285
Financial liabilities:
Derivatives:
Interest rate contracts	$21,997	$—	$21,997
Commodity contracts	4,616	—	4,616
Foreign currency contracts	2	—	2
Total derivatives	26,615	—	26,615
Repurchase agreements	4,563,749	—	4,563,749
Total	$4,590,364	$—	$4,590,364

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
September 30, 2025
Financial assets:
Derivatives:
Counterparty H	$29,820	$(2,500)	$(25,250)	$2,070
Counterparty F	12,619	(1,317)	(11,302)	—
Counterparty B	14,270	(960)	(12,930)	380
Counterparty E	7,642	(6,532)	(1,110)	—
Other counterparties	6,284	(3,306)	(2,730)	248
Total derivatives	70,635	(14,615)	(53,322)	2,698
Resell agreements	9,650	—	(9,650)	—
Total	$80,285	$(14,615)	$(62,972)	$2,698
Financial liabilities:
Derivatives:
Counterparty H	$2,500	$(2,500)	$—	$—
Counterparty F	1,317	(1,317)	—	—
Counterparty B	960	(960)	—	—
Counterparty E	6,532	(6,532)	—	—
Other counterparties	15,306	(3,306)	(11,214)	786
Total derivatives	26,615	(14,615)	(11,214)	786
Repurchase agreements	4,563,749	—	(4,563,749)	—
Total	$4,590,364	$(14,615)	$(4,574,963)	$786
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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of September 30, 2025 and December 31, 2024, is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
September 30, 2025
Repurchase agreements:
U.S. Treasury	$1,927,988	$—	$—	$—	$1,927,988
Residential mortgage-backed securities	2,635,761	—	—	—	2,635,761
Total borrowings	$4,563,749	$—	$—	$—	$4,563,749
Gross amount of recognized liabilities for repurchase agreements					$4,563,749
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2024
Repurchase agreements:
U.S. Treasury	$2,170,482	$—	$—	$—	$2,170,482
Residential mortgage-backed securities	2,172,459	—	—	—	2,172,459
Total borrowings	$4,342,941	$—	$—	$—	$4,342,941
Gross amount of recognized liabilities for repurchase agreements					$4,342,941
Amounts related to agreements not included in offsetting disclosures above					$—

Note 9 - Stock-Based Compensation
A combined summary of activity in our active stock plans is presented in the table below. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. As of September 30, 2025, there were 2,353,029 shares remaining available for grant for future stock-based compensation awards.

	Deferred Stock Units Outstanding		Non-Vested Restricted Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2025	52,779	$95.37	507,862	$113.72	230,657	$103.65	183,976	$65.11
Granted	8,760	116.47	2,185	126.04	—	—	—	—
Exercised/vested	—	—	(4,538)	129.82	(46,086)	121.46	(121,048)	65.11
Forfeited/expired	—	—	(6,161)	113.93	—	—	—	—
Balance, September 30, 2025	61,539	98.38	499,348	113.62	184,571	99.20	62,928	65.11
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
New shares issued from available authorized shares	—	—	—	—
Shares issued from available treasury stock	30,794	131,465	171,672	254,093
Proceeds from stock option exercises	$1,925	$10,275	$7,881	$15,484
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Non-vested stock units	$3,139	$3,128	$10,357	$9,607
Deferred stock units	—	—	1,020	934
Performance stock units	1,131	(1,369)	1,806	(521)
Total	$4,270	$1,759	$13,183	$10,020
Income tax benefit	$647	$556	$3,226	$2,547
Unrecognized stock-based compensation expense at September 30, 2025 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

Non-vested stock units	$15,099
Performance stock units	11,106
Total	$26,205

Note 10 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2024 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$174,380	$146,501	$482,305	$427,690
Less: Preferred stock dividends	1,668	1,668	5,006	5,006
Net income available to common shareholders	172,712	144,833	477,299	422,684
Less: Earnings allocated to participating securities	1,737	1,581	4,713	4,855
Net earnings allocated to common stock	$170,975	$143,252	$472,586	$417,829

Distributed earnings allocated to common stock	$64,025	$60,706	$189,402	$178,894
Undistributed earnings allocated to common stock	106,950	82,546	283,184	238,935
Net earnings allocated to common stock	$170,975	$143,252	$472,586	$417,829

Weighted-average shares outstanding for basic earnings per common share	64,080,473	63,957,786	64,211,247	64,121,925
Dilutive effect of stock compensation	40,042	127,221	54,999	141,501
Weighted-average shares outstanding for diluted earnings per common share	64,120,515	64,085,007	64,266,246	64,263,426
Note 11 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected return on plan assets, net of expenses	$(2,341)	$(2,411)	$(7,024)	$(7,234)
Interest cost on projected benefit obligation	1,654	1,662	4,964	4,985
Net amortization and deferral	310	418	929	1,255
Net periodic expense (benefit)	$(377)	$(331)	$(1,131)	$(994)
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the nine months ended September 30, 2025. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2025.
Note 12 - Income Taxes
Income tax expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Current income tax expense	$26,564	$32,193	$88,371	$95,429
Deferred income tax expense (benefit)	7,064	(3,452)	3,047	(11,165)
Income tax expense, as reported	$33,628	$28,741	$91,418	$84,264
Effective tax rate	16.2%	16.4%	15.9%	16.5%
We had a net deferred tax asset totaling $285.1 million at September 30, 2025 and $375.2 million at December 31, 2024. No valuation allowance for deferred tax assets was recorded as of those dates as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

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

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$273,173	$57,366	$215,807	$498,371	$104,658	$393,713
Change in net unrealized gain on securities transferred to held to maturity	—	—	—	(150)	(31)	(119)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	(16)	(3)	(13)
Total securities available for sale and transferred securities	273,173	57,366	215,807	498,205	104,624	393,581
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	310	65	245	418	88	330
Total defined-benefit post-retirement benefit plans	310	65	245	418	88	330
Total other comprehensive income (loss)	$273,483	$57,431	$216,052	$498,623	$104,712	$393,911

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$414,242	$86,991	$327,251	$257,185	$54,009	$203,176
Change in net unrealized gain on securities transferred to held to maturity	(521)	(109)	(412)	(466)	(98)	(368)
Reclassification adjustment for net (gains) losses included in net income	14	3	11	(16)	(3)	(13)
Total securities available for sale and transferred securities	413,735	86,885	326,850	256,703	53,908	202,795
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	929	195	734	1,255	264	991
Total defined-benefit post-retirement benefit plans	929	195	734	1,255	264	991
Total other comprehensive income (loss)	$414,664	$87,080	$327,584	$257,958	$54,172	$203,786

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance at January 1, 2025	$(1,230,828)	$(21,176)	$(1,252,004)
Other comprehensive income (loss) before reclassifications	326,839	—	326,839
Reclassification of amounts included in net income	11	734	745
Net other comprehensive income (loss) during period	326,850	734	327,584
Balance at September 30, 2025	$(903,978)	$(20,442)	$(924,420)

Balance at January 1, 2024	$(1,094,794)	$(24,425)	$(1,119,219)
Other comprehensive income (loss) before reclassifications	202,808	—	202,808
Reclassification of amounts included in net income	(13)	991	978
Net other comprehensive income (loss) during period	202,795	991	203,786
Balance at September 30, 2024	$(891,999)	$(23,434)	$(915,433)

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

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Three months ended:
September 30, 2025
Interest income	$618,033	$2,072	$—	$620,105
Interest expense	175,279	104	3,104	178,487
Net interest income (expense)	442,754	1,968	(3,104)	441,618
Credit loss expense	6,779	—	—	6,779
Net interest income after credit loss expense	435,975	1,968	(3,104)	434,839
Non-interest income:
Trust and investment management fees	—	45,021	(175)	44,846
Service charges on deposit accounts	31,436	4	—	31,440
Insurance commissions and fees	15,424	—	—	15,424
Interchange and card transaction fees	5,547	—	—	5,547
Other charges, commissions and fees	8,356	6,374	—	14,730
Net gain (loss) on securities transactions	—	—	—	—
Other	11,941	1,662	57	13,660
Total non-interest income	72,704	53,061	(118)	125,647
Non-interest expense:
Salaries and wages	147,908	20,852	395	169,155
Employee benefits	31,151	3,289	25	34,465
Net occupancy	31,197	3,485	—	34,682
Technology, furniture and equipment	41,611	1,820	48	43,479
Deposit insurance	6,315	13	—	6,328
Other	50,120	13,775	474	64,369
Total non-interest expense	308,302	43,234	942	352,478
Income (loss) before income taxes	200,377	11,795	(4,164)	208,008
Income tax expense (benefit)	32,591	2,477	(1,440)	33,628
Net income (loss)	167,786	9,318	(2,724)	174,380
Preferred stock dividends	—	—	1,668	1,668
Net income (loss) available to common shareholders	$167,786	$9,318	$(4,392)	$172,712
Revenues from (expenses to) external customers	$515,458	$55,029	$(3,222)	$567,265
Average assets (in millions)	$51,828	$74	$9	$51,911

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Three months ended:
September 30, 2024
Interest income	$605,965	$2,194	$—	$608,159
Interest expense	200,360	108	3,360	203,828
Net interest income (expense)	405,605	2,086	(3,360)	404,331
Credit loss expense	19,386	—	—	19,386
Net interest income after credit loss expense	386,219	2,086	(3,360)	384,945
Non-interest income:
Trust and investment management fees	—	41,568	(552)	41,016
Service charges on deposit accounts	27,409	3	—	27,412
Insurance commissions and fees	14,839	—	—	14,839
Interchange and card transaction fees	5,428	—	—	5,428
Other charges, commissions and fees	7,792	5,268	—	13,060
Net gain (loss) on securities transactions	16	—	—	16
Other	10,564	1,305	67	11,936
Total non-interest income	66,048	48,144	(485)	113,707
Non-interest expense:
Salaries and wages	136,811	19,420	406	156,637
Employee benefits	26,112	2,922	26	29,060
Net occupancy	29,361	3,136	—	32,497
Technology, furniture and equipment	36,248	1,465	53	37,766
Deposit insurance	7,225	13	—	7,238
Other	45,874	13,628	710	60,212
Total non-interest expense	281,631	40,584	1,195	323,410
Income (loss) before income taxes	170,636	9,646	(5,040)	175,242
Income tax expense (benefit)	28,363	2,026	(1,648)	28,741
Net income (loss)	142,273	7,620	(3,392)	146,501
Preferred stock dividends	—	—	1,668	1,668
Net income (loss) available to common shareholders	$142,273	$7,620	$(5,060)	$144,833
Revenues from (expenses to) external customers	$471,653	$50,230	$(3,845)	$518,038
Average assets (in millions)	$49,392	$65	$10	$49,467

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Nine months ended:
September 30, 2025
Interest income	$1,801,149	$6,031	$—	$1,807,180
Interest expense	510,129	292	9,317	519,738
Net interest income (expense)	1,291,020	5,739	(9,317)	1,287,442
Credit loss expense	32,978	—	—	32,978
Net interest income after credit loss expense	1,258,042	5,739	(9,317)	1,254,464
Non-interest income:
Trust and investment management fees	—	132,409	(963)	131,446
Service charges on deposit accounts	89,203	9	—	89,212
Insurance commissions and fees	50,322	—	—	50,322
Interchange and card transaction fees	16,568	—	—	16,568
Other charges, commissions and fees	23,793	18,490	—	42,283
Net gain (loss) on securities transactions	(14)	—	—	(14)
Other	32,328	4,613	173	37,114
Total non-interest income	212,200	155,521	(790)	366,931
Non-interest expense:
Salaries and wages	431,089	59,885	1,187	492,161
Employee benefits	97,733	11,640	75	109,448
Net occupancy	91,826	10,773	—	102,599
Technology, furniture and equipment	119,346	4,672	151	124,169
Deposit insurance	20,065	37	—	20,102
Other	155,360	39,829	4,004	199,193
Total non-interest expense	915,419	126,836	5,417	1,047,672
Income (loss) before income taxes	554,823	34,424	(15,524)	573,723
Income tax expense (benefit)	89,008	7,229	(4,819)	91,418
Net income (loss)	465,815	27,195	(10,705)	482,305
Preferred stock dividends	—	—	5,006	5,006
Net income (loss) available to common shareholders	$465,815	$27,195	$(15,711)	$477,299
Revenues from (expenses to) external customers	$1,503,220	$161,260	$(10,107)	$1,654,373
Average assets (in millions)	$51,265	$70	$9	$51,344

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Nine months ended:
September 30, 2024
Interest income	$1,783,958	$5,986	$—	$1,789,944
Interest expense	588,278	324	10,248	598,850
Net interest income (expense)	1,195,680	5,662	(10,248)	1,191,094
Credit loss expense	48,823	—	—	48,823
Net interest income after credit loss expense	1,146,857	5,662	(10,248)	1,142,271
Non-interest income:
Trust and investment management fees	—	123,098	(1,593)	121,505
Service charges on deposit accounts	78,312	9	—	78,321
Insurance commissions and fees	47,054	—	—	47,054
Interchange and card transaction fees	15,253	—	—	15,253
Other charges, commissions and fees	22,281	15,859	—	38,140
Net gain (loss) on securities transactions	16	—	—	16
Other	31,690	4,093	202	35,985
Total non-interest income	194,606	143,059	(1,391)	336,274
Non-interest expense:
Salaries and wages	399,674	54,983	1,217	455,874
Employee benefits	83,649	10,104	79	93,832
Net occupancy	86,369	10,280	—	96,649
Technology, furniture and equipment	104,293	4,265	154	108,712
Deposit insurance	30,291	54	—	30,345
Other	140,381	36,746	4,052	181,179
Total non-interest expense	844,657	116,432	5,502	966,591
Income (loss) before income taxes	496,806	32,289	(17,141)	511,954
Income tax expense (benefit)	82,817	6,781	(5,334)	84,264
Net income (loss)	413,989	25,508	(11,807)	427,690
Preferred stock dividends	—	—	5,006	5,006
Net income (loss) available to common shareholders	$413,989	$25,508	$(16,813)	$422,684
Revenues from (expenses to) external customers	$1,390,286	$148,721	$(11,639)	$1,527,368
Average assets (in millions)	$49,170	$61	$9	$49,240

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
Financial Assets and Financial Liabilities. The tables below summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2025
Securities available for sale:
U.S. Treasury	$2,863,796	$—	$—	$2,863,796
Residential mortgage-backed securities	—	8,689,376	—	8,689,376
States and political subdivisions	—	5,289,171	—	5,289,171
Other	—	42,341	—	42,341
Trading account securities:
U.S. Treasury	36,246	—	—	36,246
States and political subdivisions	—	576	—	576
Derivative assets:
Interest rate swaps, caps, and floors	—	61,438	—	61,438
Commodity swaps and options	—	36,223	—	36,223
Foreign currency forward contracts	—	136	—	136
Derivative liabilities:
Interest rate swaps, caps, and floors	—	61,439	—	61,439
Commodity swaps and options	—	34,445	—	34,445
Foreign currency forward contracts	—	136	—	136
December 31, 2024
Securities available for sale:
U.S. Treasury	$3,442,320	$—	$—	$3,442,320
Residential mortgage-backed securities	—	6,997,902	—	6,997,902
States and political subdivisions	—	4,560,224	—	4,560,224
Other	—	43,179	—	43,179
Trading account securities:
U.S. Treasury	33,910	—	—	33,910
States and political subdivisions	—	—	—	—
Derivative assets:
Interest rate swaps, caps, and floors	—	79,122	—	79,122
Commodity swaps and options	—	48,503	—	48,503
Derivative liabilities:
Interest rate swaps, caps, and floors	—	79,122	—	79,122
Commodity swaps and options	—	47,304	—	47,304
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

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Level 2	Level 3	Level 2	Level 3
Carrying value before allocations	$6,719	$11,078	$18,831	$43,046
Specific (allocations) reversals of prior allocations	(648)	(706)	(2,220)	(13,145)
Fair value	$6,071	$10,372	$16,611	$29,901
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
The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	Nine Months Ended September 30,
	2025	2024
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$659	$2,633
Charge-offs recognized in the allowance for loan losses	—	—
Fair value	$659	$2,633
Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	September 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$7,940,236	$7,940,236	$10,234,258	$10,234,258
Securities held to maturity	3,454,732	3,288,919	3,533,775	3,360,546
Accrued interest receivable	206,622	206,622	236,591	236,591
Level 3 inputs:
Loans, net	21,165,353	20,917,289	20,484,662	20,066,512
Financial liabilities:
Level 2 inputs:
Deposits	42,517,152	42,507,046	42,722,748	42,712,907
Federal funds purchased	31,775	31,775	21,975	21,975
Repurchase agreements	4,563,749	4,563,749	4,342,941	4,342,941
Junior subordinated deferrable interest debentures	123,227	123,712	123,184	123,712
Subordinated notes	99,765	99,500	99,648	98,453
Accrued interest payable	50,213	50,213	58,870	58,870
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
ASU No. 2025-05,“Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025-05 provides all entities, when developing reasonable and supportable forecasts as part of estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under ASC Topic 606 - Revenue from Contracts with Customers, a practical expedient whereby entities can assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 will be effective in 2026 and is not expected to have a significant impact on our financial statements.
ASU No. 2025-06,“Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 simplifies and modernizes the accounting for internal-use software by removing prescriptive project stage guidance and introducing a new capitalization threshold. Under the revised standard, software development costs are capitalized when management authorizes and commits funding for the project and it is probable the software will be completed and used as intended. ASU 2025-06 will be effective in 2028 and is not expected to have a significant impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2024, and the other information included in the 2024 Form 10-K. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or any future period.
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
Results of Operations
Net income available to common shareholders totaled $172.7 million, or $2.67 per diluted common share, and $477.3 million, or $7.36 per diluted common share, for the three and nine months ended September 30, 2025, compared to $144.8 million, or $2.24 per diluted common share, and $422.7 million, or $6.51 per diluted common share for the three and nine months ended September 30, 2024.
Selected data for the comparable periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Taxable-equivalent net interest income	$463,667	$425,160	$1,350,630	$1,254,148
Taxable-equivalent adjustment	22,049	20,829	63,188	63,054
Net interest income	441,618	404,331	1,287,442	1,191,094
Credit loss expense	6,779	19,386	32,978	48,823
Net interest income after credit loss expense	434,839	384,945	1,254,464	1,142,271
Non-interest income	125,647	113,707	366,931	336,274
Non-interest expense	352,478	323,410	1,047,672	966,591
Income before income taxes	208,008	175,242	573,723	511,954
Income taxes	33,628	28,741	91,418	84,264
Net income	174,380	146,501	482,305	427,690
Preferred stock dividends	1,668	1,668	5,006	5,006
Net income available to common shareholders	$172,712	$144,833	$477,299	$422,684
Earnings per common share – basic	$2.67	$2.24	$7.36	$6.52
Earnings per common share – diluted	2.67	2.24	7.36	6.51
Dividends per common share	1.00	0.95	2.95	2.79
Return on average assets	1.32%	1.16%	1.24%	1.15%
Return on average common equity	16.72	15.48	15.98	15.90
Average shareholders’ equity to average assets	8.17	7.82	8.06	7.51
Net income available to common shareholders increased $27.9 million, or 19.2%, for the three months ended September 30, 2025 and increased $54.6 million, or 12.9%, for the nine months ended September 30, 2025, compared to the same periods in 2024. The increase during the three months ended September 30, 2025 was primarily the result of a $37.3 million increase in net interest income, a $12.6 million decrease in credit loss expense, and a $11.9 million increase in non-interest income partly offset by a $29.1 million increase in non-interest expense and a $4.9 million increase in income tax expense. The increase during the nine months ended September 30, 2025 was primarily the result of a $96.3 million increase in net interest income, a $30.7 million increase in non-interest income, and a $15.8 million decrease in credit loss expense partly offset by an $81.1 million increase in non-interest expense and a $7.2 million increase in income tax expense.
Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 77.8% of total revenue during the first nine months of 2025. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. As of September 30, 2025, approximately 40.5% of our loans had a fixed interest rate, while the remaining loans had floating interest rates that were primarily tied to a benchmark developed by the American Financial Exchange, the Secured Overnight Financing Rate (“SOFR”) (approximately 36.2%); the prime interest rate (approximately 20.6%); or the American Interbank Offered Rate (“AMERIBOR”) (approximately 2.7%). Certain other loans are tied to other indices; however, such loans do not make up a significant portion of our loan portfolio as of September 30, 2025.
Select average market rates for the periods indicated are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Federal funds target rate upper bound	4.46%	5.43%	4.49%	5.48%
Effective federal funds rate	4.30	5.26	4.32	5.31
Interest on reserve balances at the Federal Reserve	4.36	5.33	4.39	5.38
Prime	7.47	8.46	7.49	8.48
AMERIBOR Term-30(1)	4.36	5.30	4.38	5.34
AMERIBOR Term-90(1)	4.35	5.26	4.41	5.38
1-Month Term SOFR(2)	4.29	5.22	4.31	5.29
3-Month Term SOFR(2)	4.20	5.07	4.26	5.24
____________________
(1)AMERIBOR Term-30 and AMERIBOR Term-90 are published by the American Financial Exchange.
(2)1-Month Term SOFR and 3-Month Term SOFR market data are the property of Chicago Mercantile Exchange, Inc., or its licensors as applicable. All rights reserved, or otherwise licensed by Chicago Mercantile Exchange, Inc.
As of September 30, 2025, the target range for the federal funds rate was 4.00% to 4.25%. In September 2025, the Federal Reserve released projections whereby the midpoint of the projected appropriate target range for the federal funds rate would fall to 3.6% by the end of 2025 and subsequently decrease to 3.4% by the end of 2026. While there can be no such assurance that any such decreases in the federal funds rate will occur, these projections imply up to a 50 basis point decrease in the federal funds rate during the remainder of 2025, followed by a 25 basis point decrease in 2026.
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

	Quarter To Date			Quarter To Date
	September 30, 2025			September 30, 2024
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$6,815,763	$75,914	4.36%	$7,072,979	$96,215	5.32%
Federal funds sold	2,723	33	4.74	4,370	63	5.65
Resell agreements	9,650	113	4.58	41,447	580	5.48
Securities:
Taxable	13,305,618	125,977	3.48	12,281,222	99,561	2.94
Tax-exempt	6,906,894	82,476	4.60	6,616,468	73,193	4.32
Total securities	20,212,512	208,453	3.85	18,897,690	172,754	3.40
Loans, net of unearned discounts	21,451,733	357,641	6.61	20,083,921	359,376	7.12
Total Earning Assets and Average Rate Earned	48,492,381	642,154	5.11	46,100,407	628,988	5.26
Cash and due from banks	553,819			541,341
Allowance for credit losses on loans and securities	(281,009)			(258,263)
Premises and equipment, net	1,289,816			1,223,981
Accrued interest and other assets	1,855,641			1,859,928
Total Assets	$51,910,648			$49,467,394

Liabilities:
Non-interest-bearing demand deposits	13,839,072			13,658,513
Interest-bearing deposits:
Savings and interest checking	9,689,097	5,781	0.24	9,470,163	9,079	0.38
Money market deposit accounts	11,817,140	67,833	2.28	11,122,329	78,213	2.80
Time accounts	6,725,842	64,254	3.79	6,482,065	77,036	4.73
Total interest-bearing deposits	28,232,079	137,868	1.94	27,074,557	164,328	2.41
Total deposits	42,071,151		1.30	40,733,070		1.60
Federal funds purchased	29,233	324	4.34	19,899	271	5.33
Repurchase agreements	4,592,950	37,191	3.17	3,777,217	35,868	3.72
Junior subordinated deferrable interest debentures	123,222	1,940	6.30	123,164	2,197	7.14
Subordinated notes	99,751	1,164	4.69	99,594	1,164	4.69
Total Interest-Bearing Funds and Average Rate Paid	33,077,235	178,487	2.13	31,094,431	203,828	2.60
Accrued interest and other liabilities	751,158			846,065
Total Liabilities	47,667,465			45,599,009
Shareholders’ Equity	4,243,183			3,868,385
Total Liabilities and Shareholders’ Equity	$51,910,648			$49,467,394
Net interest income		$463,667			$425,160
Net interest spread			2.98%			2.66%
Net interest income to total average earning assets			3.69%			3.56%

	Year To Date			Year To Date
	September 30, 2025			September 30, 2024
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$6,739,488	$224,149	4.39%	$7,194,438	$294,215	5.37%
Federal funds sold	4,736	170	4.73	5,107	223	5.74
Resell agreements	14,012	488	4.60	70,151	2,977	5.58
Securities:
Taxable	13,320,003	372,360	3.42	12,272,444	296,635	2.90
Tax-exempt	6,682,301	232,253	4.48	6,677,684	220,774	4.30
Total securities	20,002,304	604,613	3.76	18,950,128	517,409	3.36
Loans, net of unearned discounts	21,103,347	1,040,948	6.59	19,617,869	1,038,174	7.07
Total Earning Assets and Average Rate Earned	47,863,887	1,870,368	5.06	45,837,693	1,852,998	5.21
Cash and due from banks	578,135			567,721
Allowance for credit losses on loans and securities	(276,488)			(253,740)
Premises and equipment, net	1,275,317			1,216,177
Accrued interest and other assets	1,903,294			1,872,405
Total Assets	$51,344,145			$49,240,256

Liabilities:
Non-interest-bearing demand deposits	13,808,687			13,770,732
Interest-bearing deposits:
Savings and interest checking	9,858,510	17,743	0.24	9,700,395	28,891	0.40
Money market deposit accounts	11,590,603	197,133	2.27	11,063,066	233,029	2.81
Time accounts	6,573,477	190,453	3.87	6,121,852	217,302	4.74
Total interest-bearing deposits	28,022,590	405,329	1.93	26,885,313	479,222	2.38
Total deposits	41,831,277		1.30	40,656,045		1.57
Federal funds purchased	24,346	806	4.37	30,863	1,262	5.37
Repurchase agreements	4,331,773	104,287	3.17	3,797,064	108,118	3.74
Junior subordinated deferrable interest debentures	123,208	5,824	6.23	123,150	6,756	7.21
Subordinated notes	99,712	3,492	4.69	99,555	3,492	4.69
Total Interest-Bearing Funds and Average Rate Paid	32,601,629	519,738	2.13	30,935,945	598,850	2.58
Accrued interest and other liabilities	795,315			836,852
Total Liabilities	47,205,631			45,543,529
Shareholders’ Equity	4,138,514			3,696,727
Total Liabilities and Shareholders’ Equity	$51,344,145			$49,240,256
Net interest income		$1,350,630			$1,254,148
Net interest spread			2.93%			2.63%
Net interest income to total average earning assets			3.65%			3.52%

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

	Three Months Ended
	September 30, 2025 vs. September 30, 2024
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of days	Total
Interest-bearing deposits	$(16,896)	$(3,405)	$—	$(20,301)
Federal funds sold	(9)	(21)	—	(30)
Resell agreements	(82)	(385)	—	(467)
Securities:
Taxable	19,395	7,021	—	26,416
Tax-exempt	4,876	4,407	—	9,283
Loans, net of unearned discounts	(25,850)	24,115	—	(1,735)
Total earning assets	(18,566)	31,732	—	13,166
Savings and interest checking	(3,495)	197	—	(3,298)
Money market deposit accounts	(15,046)	4,666	—	(10,380)
Time accounts	(15,596)	2,814	—	(12,782)
Federal funds purchased	(55)	108	—	53
Repurchase agreements	(5,628)	6,951	—	1,323
Junior subordinated deferrable interest debentures	(258)	1	—	(257)
Subordinated notes	—	—	—	—
Total interest-bearing liabilities	(40,078)	14,737	—	(25,341)
Net change	$21,512	$16,995	$—	$38,507

	Nine Months Ended
	September 30, 2025 vs. September 30, 2024
	Increase (Decrease) Due to Change in
	Rate	Volume	Number of days	Total
Interest-bearing deposits	$(51,237)	$(17,755)	$(1,074)	$(70,066)
Federal funds sold	(37)	(15)	(1)	(53)
Resell agreements	(446)	(2,032)	(11)	(2,489)
Securities:
Taxable	55,907	20,070	(252)	75,725
Tax-exempt	9,669	1,810	—	11,479
Loans, net of unearned discounts	(71,303)	77,866	(3,789)	2,774
Total earning assets	(57,447)	79,944	(5,127)	17,370
Savings and interest checking	(11,522)	479	(105)	(11,148)
Money market deposit accounts	(45,884)	10,838	(850)	(35,896)
Time accounts	(41,474)	15,418	(793)	(26,849)
Federal funds purchased	(212)	(239)	(5)	(456)
Repurchase agreements	(17,360)	13,924	(395)	(3,831)
Junior subordinated deferrable interest debentures	(935)	3	—	(932)
Subordinated notes	—	—	—	—
Total interest-bearing liabilities	(117,387)	40,423	(2,148)	(79,112)
Net change	$59,940	$39,521	$(2,979)	$96,482
Taxable-equivalent net interest income for the three months ended September 30, 2025 increased $38.5 million, or 9.1%, while taxable-equivalent net interest income for the nine months ended September 30, 2025, increased $96.5 million, or 7.7%, compared to the same periods in 2024. Taxable-equivalent net interest income for the nine months ended September 30, 2025, included 273 days compared to 274 for the same period in 2024 as a result of the leap year. The additional day added approximately $3.0 million to taxable-equivalent net interest income during the nine months ended September 30, 2024. Excluding the impact of the additional day in 2024 results in an effective increase in taxable-equivalent net interest income of approximately $99.5 million during the nine months ended September 30, 2025.
The increase in taxable-equivalent net interest income during the three months ended September 30, 2025 was primarily related to decreases in the average costs of interest-bearing deposit accounts and repurchase agreements combined with increases in the average yields on and volumes of taxable and, to a lesser extent, tax-exempt securities and an increase in the average volume of loans, among other things. The impact of these items was partly offset by a decrease in average yield on loans, decreases in the average yield on and volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), and increases in the average volumes of interest-bearing deposit accounts and repurchase agreements, among other things.
The increase in taxable-equivalent net interest income during the nine months ended September 30, 2025 was primarily related to decreases in the average costs of interest-bearing deposit accounts and repurchase agreements combined with an increase in the average volume of loans, and increases in the average yield on and volume of taxable securities, and, to a lesser extent, tax-exempt securities, among other things. The impact of these items was partly offset by a decrease in average yield on loans, decreases in the average yield on and volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), and a decrease in the average volume of resell agreements, among other things, combined with increases in the average volumes of interest-bearing deposit accounts and repurchase agreements, among other things.
As a result of the aforementioned fluctuations, the taxable-equivalent net interest margin increased 13 basis points from 3.56% during the three months ended September 30, 2024 to 3.69% during the three months ended September 30, 2025 while the taxable-equivalent net interest margin increased 13 basis points from 3.52% during the nine months ended September 30, 2024 to 3.65% during the nine months ended September 30, 2025.
The average volume of interest-earning assets for the three months ended September 30, 2025 increased $2.4 billion while the average volume of interest-earning assets for the nine months ended September 30, 2025 increased $2.0 billion compared to the same periods in 2024. The increase in the average volume of interest-earning assets during the three months ended September 30, 2025 was primarily related to a $1.4 billion increase in average loans, a $1.0 billion increase in average taxable securities, and a $290.4 million increase in average tax-exempt securities, partly offset by a $257.2 million decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), and a $31.8 million decrease in average resell agreements. The average taxable-equivalent yield on interest-earning assets decreased 15 basis points from 5.26% during the three months ended September 30, 2024 to 5.11% during the three months ended September 30, 2025.
The increase in the average volume of interest-earning assets during the nine months ended September 30, 2025 was primarily related to a $1.5 billion increase in average loans, a $1.0 billion increase in average taxable securities, and a $4.6 million increase in average tax-exempt securities partly offset by a $455.0 million decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), and a $56.1 million decrease in average resell agreements. The average taxable-equivalent yield on interest-earning assets decreased 15 basis points from 5.21% during the nine months ended September 30, 2024 to 5.06% during the nine months ended September 30, 2025. The average taxable-equivalent yields on interest-earning assets during comparable periods were impacted by changes in market interest rates (as noted in the table above) and changes in the volumes and relative mixes of interest-earning assets.
The average taxable-equivalent yield on loans decreased 51 basis points from 7.12% during the three months ended September 30, 2024 to 6.61% during the three months ended September 30, 2025 while the average taxable-equivalent yield on loans decreased 48 basis points from 7.07% during the nine months ended September 30, 2024 to 6.59% during the nine months ended September 30, 2025. The average taxable-equivalent yields on loans during the three and nine months ended September 30, 2025 were impacted by decreases in market interest rates (as noted in the table above). The average volume of loans for the three months ended September 30, 2025 increased $1.4 billion, or 6.8%, while the average volume of loans for the nine months ended September 30, 2025 increased $1.5 billion, or 7.6%, compared to the same periods in 2024. Loans made up approximately 44.2% and 44.1% of average interest-earning assets during the three and nine months ended September 30, 2025, compared to 43.6% and 42.8% during the same respective periods in 2024. The increases were primarily related to the use of available funds to originate loans.
The average taxable-equivalent yield on securities was 3.85% during the three months ended September 30, 2025, increasing 45 basis points from 3.40% during the three months ended September 30, 2024 while the average taxable-equivalent yield on securities was 3.76% during the nine months ended September 30, 2025, increasing 40 basis points from 3.36% during the nine months ended September 30, 2024. The average yield on taxable securities was 3.48% during the three months ended September 30, 2025, increasing 54 basis points from 2.94% during the same period in 2024 while the average yield on taxable securities was 3.42% during the nine months ended September 30, 2025, increasing 52 basis points from 2.90% during the same period in 2024. The average taxable-equivalent yield on tax-exempt securities was 4.60% during the three months ended September 30, 2025, increasing 28 basis points from 4.32% during the same period in 2024 while the average taxable-equivalent yield on tax-exempt securities was 4.48% during the nine months ended September 30, 2025, increasing 18 basis points from 4.30% during the same period in 2024.
Tax-exempt securities made up approximately 34.2% and 33.4% of total average securities during the three and nine months ended September 30, 2025, compared to 35.0% and 35.2% during the same respective periods in 2024. The average volume of total securities during the three months ended September 30, 2025 increased $1.3 billion, or 7.0%, compared to the same period in 2024 while the average volume of total securities during the nine months ended September 30, 2025 increased $1.1 billion, or 5.6%, compared to the same period in 2024. Securities made up approximately 41.7% and 41.8% of average interest-earning assets during the three and nine months ended September 30, 2025, compared to 41.0% and 41.3% during the same respective periods in 2024.
Average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) for the three months ended September 30, 2025 decreased $257.2 million, or 3.6%, compared to the same period in 2024 while average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) for the nine months ended September 30, 2025 decreased $455.0 million, or 6.3%, compared to the same period in 2024. Interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) made up approximately 14.1% of average interest-earning assets during both the three and nine months ended September 30, 2025, compared to 15.3% and 15.7% during the same respective periods in 2024. The decreases during the three and nine months ended September 30, 2025 were primarily related to the reinvestment of amounts held in an interest-bearing account at the Federal Reserve into securities and loans. The average yields on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) were 4.36% and 4.39% during the three and nine months ended September 30, 2025, compared to 5.32% and 5.37% during the same respective periods in 2024. The average yields on interest-bearing deposits during the three and nine months ended September 30, 2025 were impacted by lower average interest rates paid on reserves held at the Federal Reserve, compared to the same periods in 2024.
The average rate paid on interest-bearing liabilities was 2.13% during the three months ended September 30, 2025, decreasing 47 basis points from 2.60% during the same period in 2024 while the average rate paid on interest-bearing liabilities was 2.13% during the nine months ended September 30, 2025, decreasing 45 basis points from 2.58% during the same period in 2024. Average deposits increased $1.3 billion, or 3.3%, during the three months ended September 30, 2025, compared to the same period in 2024 and included a $1.2 billion increase in average interest-bearing deposits and a $180.6 million increase in average non-interest-bearing deposits. Average deposits increased $1.2 billion, or 2.9%, during the nine months ended September 30, 2025, compared to the same period in 2024 and included a $1.1 billion increase in average interest-bearing deposits and a $38.0 million increase in average non-interest-bearing deposits. The ratio of average interest-bearing deposits to total average deposits was 67.1% and 67.0% during the three and nine months ended September 30, 2025, compared to 66.5% and 66.1% during the same respective periods in 2024. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average costs of interest-bearing deposits and total deposits were 1.93% and 1.30%, respectively, during the nine months ended September 30, 2025, compared to 2.38% and 1.57%, respectively, during the same period in 2024. The average costs of deposits were impacted by decreases in the interest rates we pay on our interest-bearing deposit products as a result of decreases in market interest rates.
Our net interest spreads, which represent the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, were 2.98% and 2.93% during the three and nine months ended September 30, 2025, compared to 2.66% and 2.63% during the same respective periods in 2024. Our net interest spreads, as well as our net interest margins, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment, including from new financial technology competitors, and the availability of alternative investment options. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Credit loss expense (benefit) related to:
Loans	$9,007	$16,462	$37,501	$43,848
Off-balance-sheet credit exposures	(2,418)	2,924	(4,713)	4,975
Securities held to maturity	190	—	190	—
Total	$6,779	$19,386	$32,978	$48,823
See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet credit exposures.
Non-Interest Income
Total non-interest income for the three and nine months ended September 30, 2025 increased $11.9 million, or 10.5%, and increased $30.7 million, or 9.1%, respectively, compared to the same respective periods in 2024. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees increased $3.8 million, or 9.3%, for the three months ended September 30, 2025 and increased $9.9 million, or 8.2%, for the nine months ended September 30, 2025, compared to the same respective periods in 2024. Investment management fees are the most significant component of trust and investment management fees, making up approximately 81.4% of total trust and investment management fees for the first nine months of both 2025 and 2024. The increases in trust and investment management fees during the three and nine months ended September 30, 2025 were primarily related to increases in investment management fees (up $2.9 million and $8.1 million, respectively) and, to a lesser extent, estate fees (up $634 thousand and $1.1 million, respectively), among other things. Investment management fees are generally based on the market value of assets within an account and are thus impacted by volatility in the equity and bond markets. The increases in investment management fees during the three and nine months ended September 30, 2025 were primarily related to increases in the average values of assets maintained in accounts. The increases in the average values of assets were partly related to higher average equity valuations during 2025 relative to 2024 and growth in the number of accounts. The increase in estate fees during the nine months ended September 30, 2025 was primarily related to an increase in transaction volumes relative to 2024.
At September 30, 2025, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (46.7% of assets), fixed income securities (31.5% of assets), alternative investments (8.7% of assets) and cash equivalents (7.2% of assets). The estimated fair value of these assets was $51.4 billion (including managed assets of $26.5 billion and custody assets of $24.8 billion) at September 30, 2025, compared to $51.4 billion (including managed assets of $26.2 billion and custody assets of $25.2 billion) at December 31, 2024 and $50.4 billion (including managed assets of $25.6 billion and custody assets of $24.9 billion) at September 30, 2024.
Service Charges on Deposit Accounts. Service charges on deposit accounts increased $4.0 million, or 14.7%, for the three months ended September 30, 2025 and increased $10.9 million, or 13.9%, for the nine months ended September 30, 2025, compared to the same respective periods in 2024. The increase during the three months ended September 30, 2025 was primarily related to increases in commercial service charges (up $2.1 million) and overdraft charges on consumer accounts (up $1.9 million). The increase during the nine months ended September 30, 2025, was primarily related to increases in overdraft charges on consumer and, to a lesser extent, commercial accounts (up $6.0 million and $798 thousand, respectively), and commercial service charges (up $4.7 million), partly offset by a decrease in consumer service charges (down $671 thousand).
Overdraft charges totaled $15.7 million ($12.3 million consumer and $3.4 million commercial) during the three months ended September 30, 2025, compared to $13.8 million ($10.4 million consumer and $3.4 million commercial) during the same period in 2024. Overdraft charges totaled $44.6 million ($34.4 million consumer and $10.2 million commercial) during the nine months ended September 30, 2025, compared to $37.8 million ($28.4 million consumer and $9.4 million commercial) during the same period in 2024. The increases in overdraft charges during the three and nine months ended September 30, 2025 were impacted by increases in the volumes of fee assessed overdrafts relative to 2024, in part due to growth in the number of accounts.

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
The increases in commercial service charges during the three and nine months ended September 30, 2025 were partly related to increases in billable services related to analyzed treasury management accounts combined with the effect of a lower average earnings credit rate applied to deposits maintained by treasury management customers which resulted in customers paying for more of their services through fees rather than with earnings credits applied to their deposit balances. The increases in commercial service charges were also partly related to increases in service fees on non-analyzed accounts.
Insurance Commissions and Fees. Insurance commissions and fees increased $585 thousand, or 3.94%, for the three months ended September 30, 2025 and increased $3.3 million, or 6.9%, for the nine months ended September 30, 2025, compared to the same respective periods in 2024. The increase during the three months ended September 30, 2025 was primarily due to increases in benefit plan commissions (up $380 thousand) and life insurance commissions (up $332 thousand), among other things, partly offset by a decrease in contingent commissions (down $251 thousand). The increase during the nine months ended September 30, 2025 was primarily the result of increases in benefit plan commissions (up $1.8 million) and life insurance commissions (up $930 thousand), among other things. The increases in benefit plan commissions were primarily due to premium and exposure rate increases within the existing customer base and, during the nine months ended September 30, 2025, an increase in business volume. The increases in life insurance commissions were primarily related to increases in business volumes.
Contingent income totaled $4.8 million during the nine months ended September 30, 2025 compared to $4.5 million during the nine months ended September 30, 2024. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to portfolio growth and the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $3.6 million during the nine months ended September 30, 2025 and $3.2 million during the nine months ended September 30, 2024. Performance related contingent income related to commercial lines insurance policies increased due to improved loss performance of commercial lines insurance policies previously placed and growth within the commercial lines portfolio. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $1.1 million during the nine months ended September 30, 2025, compared to $1.4 million during the nine months ended September 30, 2024.
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
Net interchange and card transaction fees increased $119 thousand, or 2.2%, for the three months ended September 30, 2025 and increased $1.3 million, or 8.6%, for the nine months ended September 30, 2025, compared to the same respective periods in 2024. The increases were primarily due to increases in income from card transactions partly offset by increases in network costs. A comparison of gross and net interchange and card transaction fees for the reported periods is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income from card transactions	$10,876	$10,309	$32,037	$29,826
ATM service fees	887	898	2,620	2,627
Gross interchange and card transaction fees	11,763	11,207	34,657	32,453
Network costs	6,216	5,779	18,089	17,200
Net interchange and card transaction fees	$5,547	$5,428	$16,568	$15,253
Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. In August 2025, the U.S. District Court for the District of North Dakota ruled to vacate the Federal Reserve’s current interchange rules but simultaneously stayed its own vacatur pending appeal to the circuit court. The outcome of this litigation could significantly and adversely affect the fees banks can charge on debit card transactions.
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
Other Charges, Commissions, and Fees. Other charges, commissions, and fees increased $1.7 million, or 12.8%, for the three months ended September 30, 2025 and increased $4.1 million, or 10.9%, for the nine months ended September 30, 2025, compared to the same respective periods in 2024. The increases during the three and nine months ended September 30, 2025 were primarily related to increases in income from the placement of annuities (up $470 thousand and $1.9 million, respectively), commitment fees on unused lines of credit (up $139 thousand and $820 thousand, respectively), merchant services rebates (up $166 thousand and $455 thousand, respectively), letter of credit fees (up $441 thousand and $409 thousand, respectively), and income from the placement of mutual funds (up $301 thousand and $309 thousand, respectively), among other things.
Net Gain/Loss on Securities Transactions. During the nine months ended September 30, 2025, we sold certain available-for-sale securities with amortized costs totaling $41.2 million and realized a net loss of $14 thousand. These sales were primarily related to a municipal tender offer during the first quarter. During the nine months ended September 30, 2024, we sold certain available-for-sale securities with amortized costs totaling $145.4 million and realized a net gain of $16 thousand.
Other Non-Interest Income. Other non-interest income increased $1.7 million, or 14.4%, for the three months ended September 30, 2025 and increased $1.1 million, or 3.1%, for the nine months ended September 30, 2025, compared to the same respective periods in 2024. The increase during the three months ended September 30, 2025 was primarily related to increases in sundry and other miscellaneous income (up $1.6 million) and public finance underwriting fees (up $998 thousand), among other things, partly offset by decreases in gains on the sale of foreclosed and other assets (down $473 thousand), income from customer derivatives trading activities (down $417 thousand), among other things. The increase during the nine months ended September 30, 2025 was primarily related to increases in gains on the sale of foreclosed and other assets (up $2.1 million) and income from customer securities trading and derivatives trading activities (up $564 thousand and $370 thousand, respectively), among other things, partly offset by decreases in public finance underwriting fees (down $2.0 million). The fluctuations in public finance underwriting fees and income from customer derivative and securities trading activities during the comparable periods were primarily related to variations in transaction volumes. Gains on the sale of foreclosed and other assets during the nine months ended September 30, 2025 included a $2.5 million gain related to the sale of a foreclosed real estate property during the first quarter. Sundry and other miscellaneous income during the three months ended September 30, 2025 included $1.2 million related to the recovery of prior write-offs, among other things.
Non-Interest Expense
Total non-interest expense for the three and nine months ended September 30, 2025 increased $29.1 million, or 9.0%, and increased $81.1 million, or 8.4%, respectively, compared to the same periods in 2024. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages increased $12.5 million, or 8.0%, for the three months ended September 30, 2025 and increased $36.3 million, or 8.0%, for the nine months ended September 30, 2025, compared to the same respective periods in 2024. The increases in salaries and wages during the three and nine months ended September 30, 2025 were primarily related to increases in salaries due to annual merit and market increases and increases in the number of employees. The increases in the number of employees were partly related to our investment in organic expansion in various markets. Salaries and wages during the three and nine months ended September 30, 2025 were also impacted, to a lesser extent, by increases in incentive compensation and stock-based compensation.

Employee Benefits. Employee benefits expense increased $5.4 million, or 18.6%, for the three months ended September 30, 2025 and increased $15.6 million, or 16.6%, for the nine months ended September 30, 2025, compared to the same respective periods in 2024. The increases during the three and nine months ended September 30, 2025 were primarily related to increases in medical/dental benefits expense (up $3.7 million and $6.5 million, respectively), primarily due to an increase in expected costs; 401(k) plan expense (up $1.4 million and $6.0 million, respectively); and payroll taxes (up $350 thousand and $2.8 million, respectively).
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
Net Occupancy. Net occupancy expense increased $2.2 million, or 6.7%, for the three months ended September 30, 2025 and increased $6.0 million, or 6.2%, for the nine months ended September 30, 2025, compared to the same respective periods in 2024. The increases during the three and nine months ended September 30, 2025 were primarily related to increases in lease expense (up $1.2 million and $2.3 million, respectively); depreciation on buildings and leasehold improvements (together up $764 thousand and $2.2 million, respectively); and property taxes (up $654 thousand and $1.5 million, respectively), among other things. The increases in the aforementioned components of net occupancy expense were impacted, in part, by our expansion efforts.
Technology, Furniture, and Equipment. Technology, furniture, and equipment expense increased $5.7 million, or 15.1%, for the three months ended September 30, 2025 and increased $15.5 million, or 14.2%, for the nine months ended September 30, 2025, compared to the same respective periods in 2024. The increases during the three and nine months ended September 30, 2025 were primarily related to increases in cloud services expense (up $3.5 million and $8.6 million, respectively), software maintenance (up $1.9 million and $4.4 million, respectively), depreciation on furniture and equipment (up $840 thousand and $2.2 million, respectively), and, during the nine months ended September 30, 2025, service contracts expense (up $734 thousand), among other things.
Deposit Insurance. Deposit insurance expense totaled $6.3 million and $20.1 million for the three and nine months ended September 30, 2025, respectively, compared to $7.2 million and $30.3 million for the three and nine months ended September 30, 2024, respectively. Deposit insurance expense during the nine months ended September 30, 2024 included $9.0 million, related to additional accruals related to a special deposit insurance assessment. Refer to our 2024 Form 10-K for additional information related to the special deposit insurance assessment. During the nine months ended September 30, 2025, we reversed approximately $1.3 million of our special deposit insurance assessment accrual based upon a decrease in expected future payments related to the special deposit insurance assessment. Excluding these special assessments from 2024 and reversals in 2025, deposit insurance expense did not significantly fluctuate during the comparable periods.
Other Non-Interest Expense. Other non-interest expense increased $4.2 million, or 6.9%, for the three months ended September 30, 2025 and increased $18.0 million, or 9.9%, for the nine months ended September 30, 2025, compared to the same respective periods in 2024. The increase during the three months ended September 30, 2025 included increases in fraud losses (up $2.8 million); advertising/promotions expense (up $516 thousand); research and platform fees (up $511 thousand); outside computer service expense (up $381 thousand); donations expense (up $362 thousand); travel, meals and entertainment (up $337 thousand) and communications expense (up $331 thousand) among other things, partly offset by decreases in professional services expense (down $977 thousand) and check card expenses (down $404 thousand), among other things. The increase during the nine months ended September 30, 2025 included increases in fraud losses (up $4.1 million); advertising/promotions expense (up $3.8 million); sundry and other miscellaneous expense (up $2.6 million), of which $1.7 million related to increased operational losses and asset write-offs; research and platform fees (up $1.6 million); donations expense (up $1.5 million), primarily related to donations to the Frost Charitable Foundation; business development expense (up $1.1 million); travel, meals and entertainment (up $1.0 million); and communications expense (up $822 thousand); among other things, partly offset by a decrease in check card expenses (down $1.3 million), among other things.
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

Banking
Net income for the three and nine months ended September 30, 2025 increased $25.5 million, or 17.9%, and increased $51.8 million, or 12.5%, respectively, compared to the same periods in 2024. The increase during the three months ended September 30, 2025 was primarily the result of a $37.1 million increase in net interest income, a $12.6 million decrease in credit loss expense, and a $6.7 million increase in non-interest income partly offset by a $26.7 million increase in non-interest expense and a $4.2 million increase in income tax expense. The increase during the nine months ended September 30, 2025 was primarily the result of a $95.3 million increase in net interest income, a $17.6 million increase in non-interest income, and a $15.8 million decrease in credit loss expense partly offset by $70.8 million increase in non-interest expense and a $6.2 million increase in income tax expense.
Net interest income for the three and nine months ended September 30, 2025 increased $37.1 million, or 9.2%, and increased $95.3 million, or 8.0%, respectively, compared to the same periods in 2024. The increase during the three months ended September 30, 2025 was primarily related decreases in the average costs of interest-bearing deposit accounts and repurchase agreements combined with increases in the average yields on and volumes of taxable and, to a lesser extent, tax-exempt securities and an increase in the average volume of loans, among other things. The impact of these items was partly offset by a decrease in average yield on loans, decreases in the average yield on and volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), and increases in the average volumes of interest-bearing deposit accounts and repurchase agreements, among other things. The increase during the nine months ended September 30, 2025 was primarily related to decreases in the average costs of interest-bearing deposit accounts and repurchase agreements combined with an increase in the average volume of loans, and increases in the average yield on and volume of taxable securities, and, to a lesser extent, tax-exempt securities, among other things. The impact of these items was partly offset by a decrease in average yield on loans, decreases in the average yield on and volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), and a decrease in the average volume of resell agreements, among other things, combined with increases in the average volumes of interest-bearing deposit accounts and repurchase agreements, among other things. Net interest income for the first nine months of 2024 included an additional day as a result of leap year. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Credit loss expense for the three and nine months ended September 30, 2025 totaled $6.8 million and $33.0 million compared to $19.4 million and $48.8 million during the same periods in 2024. See the sections captioned “Credit Loss Expense” and “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet commitments.
Non-interest income for the three months ended September 30, 2025 increased $6.7 million, or 10.1%, compared to the same period in 2024 while non-interest income for the nine months ended September 30, 2025 increased $17.6 million, or 9.0%, compared to the same period in 2024. The increase during the three months ended September 30, 2025 was primarily related to an increase in service charges on deposit accounts, and to a lesser extent, increases in other non-interest income; insurance commissions and fees; and other charges, commissions, and fees. The increase during the nine months ended September 30, 2025 was primarily related to increases in service charges on deposit accounts; insurance commissions and fees; other charges, commissions, and fees; and interchange and card transaction fees. The increases in service charges on deposit accounts were primarily related to increases in overdraft charges on consumer and commercial accounts and commercial service charges. The increases in insurance commissions and fees were primarily the result of increases in benefit plan commissions and life insurance commissions. The increases in other charges, commissions, and fees were primarily related to increases in commitment fees on unused lines of credit, merchant services rebates, and letter of credit fees, among other things. The increase in other non-interest income during the three months ended September 30, 2025 was primarily related to increases in public finance underwriting fees, and sundry and other miscellaneous income, among other things, partly offset by decreases in gains on the sale of foreclosed and other assets, income from customer derivatives trading activities, among other things. The increase in interchange and card transaction fees during the nine months ended September 30, 2025 was primarily related to increases in income from card transactions partly offset by increases in network costs. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and nine months ended September 30, 2025 increased $26.7 million, or 9.5%, and increased $70.8 million, or 8.4%, respectively, compared to the same periods in 2024. The increases during the three and nine months ended September 30, 2025 were primarily due to increases in salaries and wages; technology, furniture, and equipment expense; other non-interest expense; employee benefits expense; and net occupancy expense. These increases were partly offset by decreases in deposit insurance expense. The increases in salaries and wages were primarily related to increases in salaries due to annual merit and market increases and increases in the number of employees. Salaries and wages were also impacted, to a lesser extent, by increases in incentive compensation and stock-based compensation. The increases in technology, furniture, and equipment expense were primarily related to increases in cloud services expense, software maintenance, depreciation on furniture and equipment, and, during the nine months ended September 30, 2025, an increase in service contracts expense, among other things. The increases in other non-interest expense included increases in sundry and other miscellaneous expense; fraud losses; advertising/promotions expense; donations expense (primarily related to donations to the Frost Charitable Foundation); travel, meals and entertainment; and professional services expense, among other things, partly offset by decreases in check card expenses, among other things. The increase in other non-interest expense during the nine months ended September 30, 2025 also included an increase in business development expense. The increases in employee benefits expense were primarily related increases in medical/dental benefits expense, 401(k) plan expense, and payroll taxes, among other things. The increases in net occupancy expense were primarily related to increases in depreciation on buildings and leasehold improvements; lease expense; and property taxes, among other things. The decreases in deposit insurance expense were primarily related to prior year accruals for a special deposit insurance assessment totaling $9.0 million during the nine months ended September 30, 2024 while we reversed approximately $1.3 million of this accrual during the same period in 2025 based upon a decrease in expected future payments related to the special deposit insurance assessment. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for the three months ended September 30, 2025 increased $1.7 million, or 22.3%, compared to the same period in 2024, while net income for the nine months ended September 30, 2025 increased $1.7 million, or 6.6% compared to the same period in 2024. The increase during the three months ended September 30, 2025 was primarily the result of a $4.9 million increase in non-interest income, partly offset by a $2.7 million increase in non-interest expense, among other things. The increase in net income during the nine months ended September 30, 2025 was primarily the result of a $12.5 million increase in non-interest income, partly offset by a $10.4 million increase in non-interest expense, among other things.
Non-interest income for the three and nine months ended September 30, 2025 increased $4.9 million, or 10.2%, and increased $12.5 million, or 8.7%, respectively, compared to the same periods in 2024. The increases during the three and nine months ended September 30, 2025 were primarily due to increases in trust and investment management fees and other charges, commissions, and fees. The increases in trust and investment management fees were primarily related to increases in investment management fees and, to a lesser extent, estate fees, among other things. The increases in investment management fees were primarily related to increases in the average value of assets maintained in accounts. The increases in the average value of assets were partly related to higher average equity valuations during 2025 relative to 2024 and growth in the number of accounts. The increases in estate fees were primarily related to an increase in transaction volumes relative to 2024. The increases in other charges, commissions, and fees were primarily related to increases in income from the placement of annuities and income from the placement of mutual funds among other things. See the analysis of trust and investment management fees, other non-interest income and other charges, commissions, and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and nine months ended September 30, 2025 increased $2.7 million, or 6.5%, and increased $10.4 million, or 8.9%, respectively, compared to the same periods in 2024. The increase during the three months ended September 30, 2025 was primarily related to an increase in salaries and wages, and to a lesser extent, increases in employee benefits expense; technology, furniture, and equipment expense; and net occupancy expense. The increase during the nine months ended September 30, 2025 was primarily related to increases in salaries and wages; other non-interest expense; and employee benefits expense. The increases in salaries and wages were primarily due to increases in salaries, due to annual merit and market increases, and increases in incentive compensation and commissions expense. The increases in employee benefits were primarily related to increases in 401(k) plan expense, medical/dental benefits expense, and payroll taxes, among other things. The increase in technology, furniture, and equipment expense during the three months ended September 30, 2025 was related to increases in cloud services expense and software maintenance. The increase in net occupancy expense during the three months ended September 30, 2025 was related to an increase in lease expense. The increase in other non-interest expense during the nine months ended September 30, 2025 was primarily related to increases in corporate overhead expense allocations and research and platform fees, among other things, partly offset by decreases in sundry and other miscellaneous expense and professional services expense, among other things. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Non-Banks
The Non-Banks operating segment had net losses of $2.7 million and $10.7 million during the three and nine months ended September 30, 2025, compared to net losses of $3.4 million and $11.8 million during the same periods in 2024. The decreases in the net losses during three and nine months ended September 30, 2025 were primarily due to decreases in net interest expense due to decreases in the average rates paid on our long-term borrowings, among other things.

Income Taxes
During the three months ended September 30, 2025, we recognized income tax expense of $33.6 million, for an effective tax rate of 16.2%, compared to $28.7 million, for an effective tax rate of 16.4%, for the same period in 2024. During the nine months ended September 30, 2025, we recognized income tax expense of $91.4 million, for an effective tax rate of 15.9%, compared to $84.3 million, for an effective tax rate of 16.5%, for the same period in 2024. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2025 and 2024 primarily due to the effect of tax-exempt income from securities, loans and life insurance policies and the income tax effects associated with stock-based compensation, among other things, and their relative proportion to total pre-tax net income. The increases in income tax expense during the three and nine months ended September 30, 2025 were primarily due to an increase in projected pre-tax net income. The decreases in the effective tax rate during the three and nine months ended September 30, 2025 were primarily related to increases in tax-exempt interest from securities and in tax benefits associated with stock compensation, among other things, combined with decreases in projected non-deductible deposit interest expense.
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
Average Balance Sheet
Average assets totaled $51.3 billion for the nine months ended September 30, 2025 representing an increase of $2.1 billion, or 4.3%, compared to average assets for the same period in 2024. Earning assets increased $2.0 billion, or 4.4%, during the nine months ended September 30, 2025, compared to the same period in 2024. The increase in earning assets was primarily related to a $1.5 billion increase in average loans and a $1.0 billion increase in average taxable securities, partly offset by a $455.0 million decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), and a $56.1 million decrease in average resell agreements. Average deposits increased $1.2 billion, or 2.9%, during the nine months ended September 30, 2025, compared to the same period in 2024. The increase included a $1.1 billion increase in interest-bearing deposits and a $38.0 million increase in non-interest-bearing deposits. Average non-interest-bearing deposits made up 33.0% and 33.9% of average total deposits during the nine months ended September 30, 2025 and 2024, respectively.
Loans
Details of our loan portfolio are presented in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report. Loans increased $690.8 million, or 3.3%, from $20.8 billion at December 31, 2024 to $21.4 billion at September 30, 2025. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans, and real estate loans. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2024 Form 10-K for a more detailed discussion of our loan origination and risk management processes.
Commercial and Industrial. Commercial and industrial loans increased $108.7 million, or 1.8%, from $6.1 billion at December 31, 2024 to $6.2 billion at September 30, 2025. Our commercial and industrial loans are a diverse group of loans to small, medium, and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s).
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services, (iv) providing equipment to support oil and gas drilling, (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans increased $124.8 million, or 11.1%, from $1.1 billion at December 31, 2024 to $1.3 billion at September 30, 2025. Energy loans are one of our largest industry concentrations totaling 5.8% of total loans at September 30, 2025, up from 5.4% of total loans at December 31, 2024. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and SNCs.

Purchased Shared National Credits. SNCs are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $816.2 million at September 30, 2025, decreasing $188.7 million, or 18.8%, from $1.0 billion at December 31, 2024. At September 30, 2025, 32.7% of outstanding purchased SNCs were related to the construction industry while 16.7% were related to the real estate management industry and 12.0% were related to the retail industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Commercial Real Estate. Commercial real estate loans totaled $10.0 billion at both September 30, 2025 and December 31, 2024. Commercial real estate loans represented 74.3% and 76.3% of total real estate loans at September 30, 2025 and December 31, 2024, respectively. The majority of our commercial real estate loan portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At September 30, 2025, approximately half of the outstanding principal balance of our commercial real estate loans (excluding construction and land) were secured by owner-occupied properties.
Consumer Real Estate and Other Consumer Loans. The consumer real estate loan portfolio increased $366.1 million, or 11.8%, from $3.1 billion at December 31, 2024 to $3.5 billion at September 30, 2025. Combined, home equity loans and lines of credit made up 58.3% and 58.8% of the consumer real estate loan total at September 30, 2025 and December 31, 2024, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. We also originate 1-4 family mortgage loans for portfolio investment purposes. Consumer and other loans increased $12.5 million, or 2.8%, from $444.5 million at December 31, 2024 to $457.0 million at September 30, 2025. The consumer and other loan portfolio primarily consists of unsecured revolving credit products, secured personal loans, motor vehicle loans, overdrafts, and other similar types of credit facilities.
Accruing Past Due Loans. Accruing past due loans are presented in the following tables. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

		Accruing Loans 30-89 Days Past Due		Accruing Loans 90 or More Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
September 30, 2025
Commercial and industrial	$6,218,271	$33,337	0.54%	$3,576	0.06%	$36,913	0.60%
Energy	1,253,672	15,493	1.24	—	—	15,493	1.24
Commercial real estate:
Buildings, land, and other	7,942,894	48,336	0.61	399	0.01	48,735	0.62
Construction	2,104,247	1,693	0.08	—	—	1,693	0.08
Consumer real estate	3,469,493	18,644	0.54	4,951	0.14	23,595	0.68
Consumer and other	456,997	5,999	1.31	482	0.11	6,481	1.42
Total	$21,445,574	$123,502	0.58	$9,408	0.04	$132,910	0.62
December 31, 2024
Commercial and industrial	$6,109,532	$36,540	0.60%	$7,685	0.13%	$44,225	0.73%
Energy	1,128,895	4,263	0.38	—	—	4,263	0.38
Commercial real estate:
Buildings, land, and other	7,704,447	36,737	0.48	1,523	0.02	38,260	0.50
Construction	2,264,076	870	0.04	—	—	870	0.04
Consumer real estate	3,103,389	17,015	0.55	5,681	0.18	22,696	0.73
Consumer and other	444,474	6,341	1.43	822	0.18	7,163	1.61
Total	$20,754,813	$101,766	0.49	$15,711	0.08	$117,477	0.57

Accruing past due loans at September 30, 2025 increased $15.4 million compared to December 31, 2024. The increase was primarily related to increases in past due energy loans (up $11.2 million) and past due commercial real estate - buildings, land, and other loans (up $10.5 million) partly offset by a decrease in past due commercial and industrial loans (down $7.3 million ). Accruing past due commercial real estate loans - building, land and other at September 30, 2025 and December 31, 2024 included $4.9 million and $6.2 million, respectively, related to owner occupied properties and $43.9 million and $32.1 million, respectively, related to non-owner occupied properties.
Non-Accrual Loans. Non-accrual loans are presented in the table below. Also see in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	September 30, 2025			December 31, 2024
		Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Commercial and industrial	$6,218,271	$23,264	0.37%	$6,109,532	$46,004	0.75%
Energy	1,253,672	3,523	0.28	1,128,895	4,079	0.36
Commercial real estate:
Buildings, land, and other	7,942,894	11,312	0.14	7,704,447	21,920	0.28
Construction	2,104,247	—	—	2,264,076	—	—
Consumer real estate	3,469,493	6,408	0.18	3,103,389	6,511	0.21
Consumer and other	456,997	271	0.06	444,474	352	0.08
Total	$21,445,574	$44,778	0.21	$20,754,813	$78,866	0.38
Allowance for credit losses on loans		$280,221			$270,151
Ratio of allowance for credit losses on loans to non-accrual loans		625.80%			342.54%
Non-accrual loans at September 30, 2025 decreased $34.1 million from December 31, 2024 primarily due to decreases in non-accrual commercial and industrial loans and non-accrual commercial real estate - buildings, land, and other loans. Non-accrual commercial real estate loans - building, land and other at September 30, 2025 and December 31, 2024 included $8.9 million and $19.8 million, respectively, related to owner occupied properties and $2.4 million and $2.1 million, respectively, related to non-owner occupied properties.
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
There were no non-accrual loans in excess of $5.0 million at September 30, 2025. Non-accrual commercial and industrial loans included two credit relationships in excess of $5.0 million totaling $28.7 million at December 31, 2024. During the third quarter of 2025, one of these credit relationships was removed from non-accrual status due to improved credit quality while the other was sold. We recognized a net charge-off of $828 thousand in connection with the sale. Non-accrual commercial real estate loans included one credit relationship in excess of $5.0 million totaling $7.5 million at December 31, 2024. This credit relationship paid-off in 2025. Another credit relationship had an aggregate balance of $5.1 million at December 31, 2024 of which $4.6 million was included with non-accrual commercial real estate loans and $586 thousand was included with non-accrual commercial and industrial loans. This credit relationship paid off in 2025 and we recognized $329 thousand as a recovery of prior charge-offs.

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

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
September 30, 2025
Commercial and industrial	$96,667	29.0%	$6,218,271	1.55%
Energy	8,399	5.8	1,253,672	0.67
Commercial real estate	141,015	46.9	10,047,141	1.40
Consumer real estate	23,359	16.2	3,469,493	0.67
Consumer and other	10,781	2.1	456,997	2.36
Total	$280,221	100.0%	$21,445,574	1.31
December 31, 2024
Commercial and industrial	$87,569	29.5%	$6,109,532	1.43%
Energy	9,992	5.4	1,128,895	0.89
Commercial real estate	143,205	48.0	9,968,523	1.44
Consumer real estate	19,106	15.0	3,103,389	0.62
Consumer and other	10,279	2.1	444,474	2.31
Total	$270,151	100.0%	$20,754,813	1.30
The allowance allocated to commercial and industrial loans totaled $96.7 million, or 1.55% of total commercial and industrial loans, at September 30, 2025 increasing $9.1 million, or 10.4%, compared to $87.6 million, or 1.43% of total commercial and industrial loans, at December 31, 2024. Modeled expected credit losses increased $6.7 million, in part due to growth within the portfolio. Qualitative factor (“Q-Factor”) and other qualitative adjustments related to commercial and industrial loans increased $10.8 million primarily due to an increases in the model overlays for the down-side scenario and credit concentrations. Specific allocations for commercial and industrial loans that were evaluated for expected credit losses on an individual basis decreased $8.3 million from $13.3 million at December 31, 2024 to $4.9 million at September 30, 2025. The decrease was primarily related to the removal of a $7.2 million specific allocation for one credit relationship that was removed from non-accrual status due to improved credit quality.
The allowance allocated to energy loans totaled $8.4 million, or 0.67% of total energy loans, at September 30, 2025 decreasing $1.6 million, or 15.9%, compared to $10.0 million, or 0.89% of total energy loans, at December 31, 2024. The decrease was primarily due to a $2.0 million decrease in specific allocations for energy loans that were evaluated for expected credit losses on an individual basis. The decrease was related to one credit relationship.

The allowance allocated to commercial real estate loans totaled $141.0 million, or 1.40% of total commercial real estate loans, at September 30, 2025 decreasing $2.2 million, or 1.5%, compared to $143.2 million, or 1.44% of total commercial real estate loans, at December 31, 2024. The decrease was primarily related to a $1.6 million decrease in Q-factor and other qualitative adjustments (primarily related to the office building overlay) and a $1.2 million decrease in modeled expected credit losses partly offset by a $610 thousand increase in specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis from $625 thousand at December 31, 2024 to $1.2 million at September 30, 2025.
Additional information related to the allowance allocated to commercial real estate loans at September 30, 2025 and December 31, 2024 is included in the following table:

	Owner Occupied	Non-owner Occupied	Construction and Land	Total
September 30, 2025
Modeled expected credit losses	$11,136	$4,154	$1,036	$16,326
Q-Factor and other qualitative adjustments	31,821	50,102	41,531	123,454
Specific allocations	722	—	513	1,235
Total	$43,679	$54,256	$43,080	$141,015
Total Loans	$3,801,002	$3,568,906	$2,677,233	$10,047,141
Ratio of allowance to loans in each category	1.15%	1.52%	1.61%	1.40%
December 31, 2024
Modeled expected credit losses	$12,579	$4,199	$771	$17,549
Q-Factor and other qualitative adjustments	28,268	49,325	47,438	125,031
Specific allocations	122	—	503	625
Total	$40,969	$53,524	$48,712	$143,205
Total Loans	$3,622,201	$3,543,019	$2,803,303	$9,968,523
Ratio of allowance to loans in each category	1.13%	1.51%	1.74%	1.44%
The allowance allocated to consumer real estate loans totaled $23.4 million, or 0.67% of total consumer real estate loans, at September 30, 2025 increasing $4.3 million, or 22.3%, compared to $19.1 million, or 0.62% of total consumer real estate loans, at December 31, 2024. The increase was primarily related to an increase in modeled expected credit losses due, in part, to growth within the portfolio.
The allowance allocated to consumer loans totaled $10.8 million, or 2.36% of total consumer loans, at September 30, 2025, increasing $502 thousand, or 4.9%, compared to $10.3 million, or 2.31% of total consumer loans, at December 31, 2024. The increase was primarily related to a $1.5 million increase in the consumer overly partly offset by a $930 thousand decrease in modeled expected credit losses, in part due to a decrease in the expected loss rate associated with overdrafts.
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
In estimating expected credit losses as of September 30, 2025, we utilized the Moody’s Analytics September 2025 Consensus Scenario (the “September 2025 Consensus Scenario”) to forecast the macroeconomic variables used in our models. The September 2025 Consensus Scenario was based on a review of a variety of surveys of baseline forecasts of the U.S. economy. The September 2025 Consensus Scenario projections included, among other things, (i) U.S. Nominal Gross Domestic Product annualized quarterly growth rate of 3.81% during the remainder of 2025 followed by average annualized quarterly growth rates of 4.51% in 2026 and 4.20% through the end of the forecast period in the third quarter of 2027; (ii) average U.S. unemployment rate of 4.41% during the remainder of 2025 followed by average annualized quarterly unemployment rates of 4.44% in 2026 and 4.30% through the end of the forecast period in the third quarter of 2027; (iii) average Texas unemployment rate of 4.22% during the remainder of 2025 followed by average annualized quarterly unemployment rates of 4.17% in 2026 and 4.09% through the end of the forecast period in the third quarter of 2027; (iv) projected average 10 year Treasury rate of 4.35% during the remainder of 2025, 4.40% during 2026 and 4.35% through the end of the forecast period in the third quarter of 2027 and (v) average oil price of $64.61 per barrel during the remainder of 2025, $61.73 per barrel in 2026, and $63.56 per barrel through the end of the forecast period in the third quarter of 2027.

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
The overall loan portfolio as of September 30, 2025 increased $690.8 million, or 3.3%, compared to December 31, 2024. This increase included a $366.1 million, or 11.8%, increase in consumer real estate loans; a $124.8 million, or 11.1%, increase in energy loans; a $108.7 million, or 1.8%, increase in commercial and industrial loans; a $78.6 million, or 0.8%, increase in commercial real estate loans; and a $12.5 million, or 2.8%, increase in consumer and other loans.
The weighted average risk grade for commercial and industrial loans decreased to 6.35 at September 30, 2025 from 6.64 at December 31, 2024. The decrease was partly related to a decrease in the weighted-average risk grade of pass grade commercial and industrial loans, which decreased to 6.06 at September 30, 2025 from 6.30 at December 31, 2024. The decrease was also partly related to a $40.2 million decrease in higher-risk grade, classified commercial and industrial loans. Classified loans consist of loans having a risk grade of 11, 12 or 13. The weighted-average risk grade for energy loans increased to 5.62 at September 30, 2025 from 5.58 at December 31, 2024. The increase in the weighted-average risk grade for energy loans was due to a $3.2 million increase in energy loans graded as “special mention” (risk grade 10) and a $9.2 million increase in classified energy loans. Pass-grade energy loans increased $116.7 million while the weighted-average risk grade of such loans was 5.51 at both September 30, 2025 and December 31, 2024. The weighted average risk grade for commercial real estate loans decreased to 7.31 at September 30, 2025 from 7.35 December 31, 2024 as the impact of an increase in the weighted-average risk grade of pass grade commercial real estate loans from 7.07 at December 31, 2024 to 7.08 at September 30, 2025 was offset by the impact of a decrease in classified commercial real estate loans (down $22.8 million).
As noted above, our credit loss models utilized the economic forecasts in the Moody's September 2025 Consensus Scenario for our estimated expected credit losses as of September 30, 2025 and the Moody’s December 2024 Consensus Scenario for our estimate of expected credit losses as of December 31, 2024. We qualitatively adjusted the model results based on these scenarios for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor, or Q-Factor, adjustments are discussed below.
Q-Factor adjustments are based upon management's judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of September 30, 2025, modeled expected credit losses were adjusted upwards by a weighted-average Q-Factor adjustment of approximately 4.0%, resulting in a $4.1 million total adjustment, compared to 4.1% at December 31, 2024, which resulted in a $3.8 million total adjustment.
We have also provided additional qualitative adjustments, or management overlays, as of September 30, 2025 as management believes there are still significant risks impacting certain categories of our loan portfolio. Q-Factor and other qualitative adjustments as of September 30, 2025 are detailed in the table below.

	Q-Factor Adjustment		Model Overlays	Office Building Overlays	Down-Side Scenario Overlay	Credit Concentration Overlays	Consumer Overlay	Total
Commercial and industrial	$2,333		$—	$—	$22,989	$8,069	$—	$33,391
Energy	174		—	—	—	3,180	—	3,354
Commercial real estate:
Owner occupied	504		30,171	—	—	1,146	—	31,821
Non-owner occupied	208		34,895	14,075	—	924	—	50,102
Construction and land	52		39,071	2,032	—	376	—	41,531
Consumer real estate	767		—	—	—	—	—	767
Consumer and other	90		—	—	—	—	4,521	4,611
Total	$4,128	4128	$104,137	$16,107	$22,989	$13,695	$4,521	$165,577

Model overlays are qualitative adjustments to address the effects of risks not captured within our commercial real estate credit loss models. These adjustments are determined based upon minimum reserve ratios for our commercial real estate loans. In the case of our commercial real estate - owner occupied loan portfolio, we determined a minimum reserve ratio is appropriate to address the effect of the model's over-sensitivity to positive changes in certain economic variables. After analysis and benchmarking against peer bank data, we believe the modeled results may be overly optimistic and not appropriately capturing downside risk. As such, we determined that the appropriate forecasted loss rate for our owner-occupied commercial real estate loan portfolio should be more closely aligned with that of our commercial and industrial loan portfolio. In the case of our commercial real estate - non-owner occupied and commercial real estate - construction loan portfolios, we determined minimum reserve ratios are appropriate as we believe the modeled results are not appropriately capturing the downside risk associated with our borrowers' ability to access the capital markets for the sale or refinancing of investor real estate and assets currently under construction. We believe access to capital may be impaired for a significant amount of time. Accordingly, this would require secondary sources of liquidity and capital to support completed projects that may take considerably longer to stabilize than originally underwritten. Furthermore, most of our non-owner occupied and construction loans are originated with floating interest rates. As a result, these borrowers have been significantly impacted by the most recent cycle of rising interest rates as decreases in short-term rates have come at a slower pace. Furthermore, longer-term rates are increasing as investors demand term and risk premiums at the long end of the yield curve.
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
The down-side scenario overlay is a qualitative adjustment for our commercial and industrial loan portfolio to address the significant risk of economic recession as a result of inflation; tariffs and other protectionist trade policies; rising interest rates; labor shortages; disruption in financial markets and global supply chains; further oil price volatility; and the current or anticipated impact of global wars/military conflicts, terrorism, or other geopolitical events. Factors such as these are outside of our control but nonetheless affect customer income levels and could alter anticipated customer behavior, including borrowing, repayment, investment, and deposit practices. To determine this qualitative adjustment, we use an alternative, more pessimistic economic scenario to forecast the macroeconomic variables used in our models. As of September 30, 2025, we used the Moody’s Analytics S3 Alternative Scenario Downside - 90th Percentile. In modeling expected credit losses using this scenario, we also assume each non-classified loan within our modeled loan pools is downgraded by one risk grade level. The qualitative adjustment is based upon the amount by which the alternative scenario modeling results exceed those of the primary scenario used in estimating credit loss expense, adjusted based upon management's assessment of the probability that this more pessimistic economic scenario will occur.
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

	Credit Loss Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Three months ended:
September 30, 2025
Commercial and industrial	$2,669	$(1,486)	$6,204,484	(0.10)%
Energy	(2,343)	353	1,287,431	0.11
Commercial real estate	86	6	10,117,183	—
Consumer real estate	3,115	(1,463)	3,399,070	(0.17)
Consumer and other	5,480	(3,999)	443,565	(3.58)
Total	$9,007	$(6,589)	$21,451,733	(0.12)
September 30, 2024
Commercial and industrial	$4,697	$(2,675)	$6,039,403	(0.18)%
Energy	146	490	1,087,931	0.18
Commercial real estate	2,791	14	9,668,485	—
Consumer real estate	3,838	(1,893)	2,830,519	(0.27)
Consumer and other	4,990	(5,576)	457,583	(4.85)
Total	$16,462	$(9,640)	$20,083,921	(0.19)

Nine months ended:
September 30, 2025
Commercial and industrial	$17,165	$(8,067)	$6,118,906	(0.18)%
Energy	(2,428)	835	1,220,374	0.09
Commercial real estate	2,439	(4,629)	10,051,961	(0.06)
Consumer real estate	7,365	(3,112)	3,273,373	(0.13)
Consumer and other	12,960	(12,458)	438,733	(3.80)
Total	$37,501	$(27,431)	$21,103,347	(0.17)
September 30, 2024
Commercial and industrial	$13,625	$(7,055)	$6,067,302	(0.16)%
Energy	(6,668)	975	1,009,783	0.13
Commercial real estate	12,304	(77)	9,415,694	—
Consumer real estate	7,819	(3,705)	2,662,059	(0.19)
Consumer and other	16,768	(16,853)	463,031	(4.86)
Total	$43,848	$(26,715)	$19,617,869	(0.18)

We recorded a net credit loss expense related to loans totaling $37.5 million for the nine months ended September 30, 2025 compared to $43.8 million during the same period in 2024. Net credit loss expense/benefit for each portfolio segment reflects the amount needed to adjust the allowance for credit losses allocated to that segment to the level of expected credit losses determined under our allowance methodology after net charge-offs have been recognized. The net credit loss expense related to loans during the first nine months of 2025 primarily reflects an increase in expected credit losses associated with commercial and industrial loans primarily related to increases in modeled expected credit losses and model overlays partly offset by a decrease in specific allocations on individually assessed loans; an increase in the volume of consumer real estate loans, which resulted in an increase in modeled expected credit losses for such loans; and an increase in the level of charge-offs related to commercial real estate loans. The net credit loss expense related to loans during the first nine months of 2025 also reflects recent charge-off trends particularly related to commercial and industrial loans and consumer loans (overdrafts). In 2025, we implemented new tools and enhanced internal procedures that are designed to identify fraudulent activity more accurately and more rapidly than in the past. As a result, we began writing-off deposit accounts that were overdrawn as a result of fraudulent activity directly to fraud expense, which is included in other non-interest expense in the accompanying consolidated income statements, rather than as charge-offs through the allowance for credit losses on loans. No prior period amounts were reclassified in accordance with these new procedures as management determined such amounts were not significant to the prior financial statements.
The ratio of the allowance for credit losses on loans to total loans was 1.31% at September 30, 2025 compared to 1.30% December 31, 2024. Management believes the recorded amount of the allowance for credit losses on loans is appropriate based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, our estimate of current expected credit losses could also change, which could affect the level of future credit loss expense related to loans.
Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures totaled $47.2 million and $51.9 million at September 30, 2025 and December 31, 2024, respectively. The level of the allowance for credit losses on off-balance-sheet credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio. The allowance for credit losses on off-balance-sheet credit exposures at December 31, 2024 was also impacted by specific allocations related to amounts available under a revolving line of credit and outstanding letters of credit for a commercial and industrial borrower that was evaluated for expected credit losses on an individual basis. The specific allocations totaled $4.3 million at December 31, 2024. We also recognized specific allocations for funded loans to this borrower $7.2 million at December 31, 2024. We recognized a net credit loss benefit related to off-balance-sheet credit exposures totaling $4.7 million during the nine months ended September 30, 2025, compared to a net credit loss expense of $5.0 million during the same period in 2024. Our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures are further described in our 2024 Form 10-K.
Capital and Liquidity
Capital. Shareholders’ equity totaled $4.5 billion at September 30, 2025 and $3.9 billion at December 31, 2024. Sources of capital during the nine months ended September 30, 2025 included net income of $482.3 million; other comprehensive income, net of tax, of $327.6 million; $13.2 million related to stock-based compensation; and $7.9 million in proceeds from stock option exercises. Uses of capital during the nine months ended September 30, 2025 included $196.3 million of dividends paid on preferred and common stock and $72.5 million of treasury stock purchases.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized loss of $924.4 million at September 30, 2025, compared to a net, after-tax, unrealized loss of $1.3 billion at December 31, 2024. The decrease in the net, after-tax, unrealized loss was primarily due to a $326.9 million net, after-tax, increase in the fair value of securities available for sale.
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

Details of dividends declared and paid are presented in the table below. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions described in Note 6 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

	2025		2024
	Dividends Per Share	Dividend Payout Ratio	Dividends Per Share	Dividend Payout Ratio
1st quarter	$0.95	41.3%	$0.92	44.6%
2nd quarter	1.00	41.8	0.92	41.6
3rd quarter	1.00	37.5	0.95	42.3
Year-to-date	$2.95	40.1	$2.79	42.8
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
Liquidity. As more fully discussed in our 2024 Form 10-K, our liquidity position is continuously monitored, and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. Our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings as well as maturities of securities and loan amortization. As of September 30, 2025, we had approximately $7.3 billion held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of September 30, 2025, based upon available, pledgeable collateral, our total borrowing capacity with the FHLB was approximately $6.8 billion. Furthermore, at September 30, 2025, we had approximately $12.8 billion in securities that were available to pledge and could be used to support additional borrowings, as needed, through repurchase agreements or the Federal Reserve discount window.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 6 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At September 30, 2025, Cullen/Frost had liquid assets, primarily consisting of cash on deposit at Frost Bank, totaling $314.0 million.
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
Our model simulations as of September 30, 2025 indicate that our projected balance sheet is slightly less asset sensitive in comparison to our balance sheet as of December 31, 2024. For modeling purposes, as of September 30, 2025, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.3% and 2.7%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in negative variances in net interest income of 1.2% and 2.8%, respectively, relative to the flat-rate case over the next 12 months. For modeling purposes, as of December 31, 2024, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.5% and 2.8%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in negative variances in net interest income of 1.1% and 2.2%, respectively, relative to the flat-rate case over the next 12 months.
We do not currently pay interest on a significant portion of our commercial demand deposits. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. Our September 30, 2025 and December 31, 2024, model simulations did not assume any payment of interest on commercial demand deposits (those not already receiving an earnings credit). Management believes, based on our experience during the last interest rate cycle, that it is less likely we will pay interest on these deposits as rates increase.
As of September 30, 2025, the effects of a 200 basis point increase and a 200 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2025. Dollar amounts in thousands.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period (1)
July 1, 2025 to July 31, 2025	203	(2)	$138.74	—	$150,000
August 1, 2025 to August 31, 2025	315,876	(2)	124.85	315,876	110,564
September 1, 2025 to September 30, 2025	233,447	(2)	127.79	233,352	80,743
Total	549,526			549,228
(1)On January 29, 2025, Cullen/Frost announced that our board of directors authorized a $150.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period expiring on January 28, 2026.
(2)Includes repurchases made in connection with the vesting of certain stock compensation awards.
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
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements. None.

Item 6. Exhibits
(a) Exhibits

Exhibit Number	Description
10.1	Form of Restricted Stock Unit Award Agreement - 2024 Equity Incentive Plan
10.2	Form of Performance Stock Unit Award Agreement - 2025
31.1	Rule 13a-14(a) Certification of the Corporation's Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Corporation's Chief Financial Officer
32.1(1)	Section 1350 Certification of the Corporation's Chief Executive Officer
32.2(1)	Section 1350 Certification of the Corporation's Chief Financial Officer
101.INS(2)	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	InlineXBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104(3)	Cover Page Interactive Data File

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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	October 30, 2025	By:	/s/ Daniel J. Geddes
Daniel J. Geddes
Group Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2025	By:	/s/ Matthew B. Henson
Matthew B. Henson
Executive Vice President
and Chief Accounting Officer
(Principal Accounting Officer)