Form 10-K
period 2025-12-31
CULLEN/FROST BANKERS, INC.
filed 2026-02-05
CIK 39263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:    December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc., was approximately $8.2 billion.
As of February 4, 2026, there were 63,201,792 shares of the registrant’s common stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders of Cullen/Frost Bankers, Inc. to be held on April 29, 2026 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
The Corporation
Cullen/Frost Bankers, Inc., a Texas business corporation incorporated in 1977, is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout numerous Texas markets. The terms “Cullen/Frost,” “the Corporation,” “we,” “us” and “our” mean Cullen/Frost Bankers, Inc. and its subsidiaries, when appropriate. We offer commercial and consumer banking services, as well as trust and investment management, insurance, brokerage, mutual funds, leasing, treasury management, capital markets advisory and item processing services. At December 31, 2025, Cullen/Frost had consolidated total assets of $53.0 billion and was one of the largest independent bank holding companies headquartered in the State of Texas.
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
Cullen/Frost’s executive offices are located at 111 W. Houston Street, San Antonio, Texas 78205, and its telephone number is (210) 220-4011.

Subsidiaries of Cullen/Frost
Frost Bank
Frost Bank, the principal operating subsidiary and sole banking subsidiary of Cullen/Frost, is a Texas-chartered bank primarily engaged in the business of commercial and consumer banking through approximately 204 financial centers across Texas in the Austin, Dallas, Fort Worth, Gulf Coast, Houston, Permian Basin, and San Antonio regions. Frost Bank also operates approximately 1,760 automated-teller machines (“ATMs”) throughout the State of Texas, the majority of which are operated in connection with branding and licensing agreements with various retailers. Frost Bank was originally chartered as a national banking association in 1899, but its origin can be traced to a mercantile partnership organized in 1868. At December 31, 2025, Frost Bank had consolidated total assets of $53.1 billion and total deposits of $43.3 billion and was one of the largest commercial banks headquartered in the State of Texas.
Significant services offered by Frost Bank include:
•Commercial Banking. Frost Bank provides commercial banking services to corporations and other business customers. Deposit products consist of traditional business checking and savings accounts, which Frost Bank offers through its traditional branches and on-line banking platforms. Loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties and to a lesser extent, financing for interim construction related to industrial and commercial properties, financing for equipment, inventories and accounts receivable, and acquisition financing. We also originate commercial leases.
•Treasury Management Services. Frost Bank offers a full suite of treasury management services designed to help businesses optimize their cash flow, manage liquidity, and streamline their financial operations. Frost Bank offers Frost Connect, a secure digital banking platform designed to help customers manage their banking needs online including account management, fund transfers, bill payments, mobile check deposits, and access to financial tools and resources. Frost Connect includes additional features for businesses such as payroll services, cash management, and detailed financial reporting.
•Merchant Services. Frost Bank provides merchant services through its integrated point-of-sale systems designed to provide businesses with efficient and secure solutions for processing transactions at the point of sale. Frost Bank also offers business bank debit and credit cards to make business purchases.
•Correspondent Banking. Frost Bank acts as correspondent for approximately 178 financial institutions, which are primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, fixed income security services, and securities custody and clearance services.
•Capital Markets Division. Frost Bank’s Capital Markets Division supports the transaction needs of fixed-income institutional investors. Services include sales and trading, new issue underwriting, money market trading, advisory services and securities safekeeping and clearance. Frost Bank's Capital Markets department also provides financial services designed to support government entities, non-profit organizations, and other public sector customers. Services include traditional banking, investment and insurance services as well as services designed to help facilitate funding, manage debt, and optimize financial operations for public projects and initiatives, among other things.
•Global Trade Services. Frost Bank provides global trade services designed to support businesses engaged in international trade by providing a range of financial products and services designed to help facilitate cross-border transactions, manage risks, and optimize cash flow. Services include foreign exchange, online global trade services, and trade services, such as standby letters of credit, import/export letters of credit, demand guarantees, and documentary collections, among other things.
•Consumer Services. Frost Bank provides a full range of consumer banking services that are designed to meet the financial needs of individual customers, providing a range of products and services including a full suite of traditional deposit products, including various types of checking, savings, money market and certificate of deposit accounts; safe deposit facilities; online and mobile banking; drive-in and night deposit services; ATM’s; and consumer lending products, including home equity lines of credit, home equity loans, home improvement loans, 1-4 family residential mortgages, overdraft facilities, and other consumer loans.

•International Banking. Frost Bank provides international banking services to customers residing in or dealing with businesses located in Mexico. These services consist of accepting deposits (only payable in the U.S. in U.S. dollars), making loans (generally only in U.S. dollars), issuing letters of credit, handling foreign collections, transmitting funds, and to a limited extent, dealing in foreign exchange.
•Trust Services. Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate customers. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2025, the estimated fair value of trust assets was $51.0 billion, including managed assets of $26.7 billion and custody assets of $24.3 billion.
Frost Insurance Agency, Inc.
Frost Insurance Agency (“FIA”) is a wholly owned subsidiary of Frost Bank. FIA provides a broad range of insurance products and services to both business and consumer customers. Products and services include property and casualty insurance and employee benefits plans for businesses, among other things. FIA also arranges for life, disability, long-term care, property and real estate, automobile, and valuables insurance for individuals.
Frost Brokerage Services, Inc.
Frost Brokerage Services, Inc. (“FBS”) is a wholly owned subsidiary of Frost Bank that provides brokerage services and performs other transactions or operations related to the sale and purchase of securities of all types. FBS is registered as a fully disclosed introducing broker-dealer under the Securities Exchange Act of 1934 and, as such, does not hold any customer accounts or maintain custody of customer assets.
Frost Investment Advisors, LLC
Frost Investment Advisors, LLC is a registered investment advisor and a wholly owned subsidiary of Frost Bank that provides investment management services to Frost-managed mutual funds, institutions and individuals.
Frost Investment Services, LLC
Frost Investment Services, LLC is a registered investment advisor and a wholly owned subsidiary of Frost Bank that provides investment management services to individuals.
Tri–Frost Corporation
Tri-Frost Corporation is a wholly owned subsidiary of Frost Bank that primarily holds securities and receives cash flows related to principal and interest on the securities until such time that the securities mature.
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
All member banks of the Federal Reserve System, including Frost Bank, are required to hold stock in the Federal Reserve System's Reserve Banks in an amount equal to six percent of their capital stock and surplus (half paid to acquire the stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded. The annual dividend rate for larger member banks, including Frost Bank, is tied to 10-year U.S. Treasuries with the maximum dividend rate capped at six percent. The total amount of stock dividends that Frost Bank received from the Federal Reserve totaled $1.5 million in 2025, $1.5 million in 2024 and $1.4 million in 2023.
Most of our non-bank subsidiaries also are subject to regulation by the Federal Reserve Board and other federal and state agencies. Frost Brokerage Services, Inc. is regulated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) and state securities regulators. Frost Investment Advisors, LLC and Frost Investment Services, LLC are subject to the disclosure and regulatory requirements of the Investment Advisors Act of 1940, as administered by the SEC. Our insurance subsidiary is subject to regulation by applicable state insurance regulatory agencies. Other non-bank subsidiaries are subject to both federal and state laws and regulations. Frost Bank and its affiliates are also subject to supervision, regulation, examination and enforcement by the Consumer Financial Protection Bureau (“CFPB”) and state regulators with respect to consumer protection laws and regulations.
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
Dividends and Stock Repurchases
The principal source of Cullen/Frost’s liquidity is dividends from Frost Bank. The prior approval of the Federal Reserve Board is required if the total of all dividends declared by a state-chartered member bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of preferred stock. Federal law also prohibits a state-chartered, member bank from paying dividends that would be greater than the bank’s undivided profits. Frost Bank is also subject to limitations under Texas state law regarding the level of dividends that may be paid. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, Frost Bank could pay aggregate dividends of approximately $977.4 million to Cullen/Frost, without obtaining affirmative governmental approvals, at December 31, 2025. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.
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
Capital Requirements
Cullen/Frost and Frost Bank are each required to comply with applicable capital adequacy standards adopted by the Federal Reserve Board (the “Basel III Capital Rules”) and codified in 12 C.F.R. Part 217. The Basel III Capital Rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Under the Basel III Capital Rules, risk-based capital ratios are calculated by dividing Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and total capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned a risk weight based primarily on supervisory assessments of relative credit risk.
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
The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1. As non-advanced approaches organizations under the Basel III Capital Rules, Cullen/Frost and Frost Bank are subject to rules that provide for simplified capital requirements relating to the threshold deductions. These include, for example, the requirement that certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 25% of CET1.
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
In July 2023, the federal banking regulators proposed revisions to the Basel III Capital Rules to implement the Basel Committee’s 2017 standards and make other changes to the Basel III Capital Rules. The proposal introduced revised credit risk, equity risk, operational risk, credit valuation adjustment risk and market risk requirements, among other changes, which would substantially increase the levels of required capital. Nonetheless, these revised capital requirements would not apply to us because Cullen/Frost and Frost Bank each have less than $100 billion in total consolidated assets and trading assets and liabilities below the threshold for market risk requirements. The Federal Reserve has indicated that it expects a revised proposal will be issued in early 2026. The revised proposal is not expected to apply to us.
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
As of December 31, 2025, Frost Bank, was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of Cullen/Frost and Frost Bank see the discussion under the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 - Capital and Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report.

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
In October 2025, the FDIC and OCC issued a proposed rule that would define the term “unsafe or unsound practice” for purposes of their enforcement powers under the FDIA. The proposed definition would focus on whether the practice is likely to materially harm, or already has materially harmed, the financial condition of an institution. The Federal Reserve has not issued a similar proposal.
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
In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of bank failures earlier that year and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and was assessed at a quarterly rate of 3.36 basis points, over eight quarterly assessment periods, beginning in the first quarter of 2024. As a result of this final rule, we accrued $51.5 million ($40.7 million after tax) related to this assessment in 2023. This amount was based on our estimate of the full amount of the assessment at that time. During 2024, the FDIC increased their loss estimate related to the aforementioned bank failures. As a result, we accrued an additional $9.0 million ($7.1 million after tax) in 2024. At that time, due to the increased estimate of losses, the FDIC also projected that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate.
In December 2025, based upon the first six quarterly collections of the special assessment and anticipated collections for the seventh quarterly special assessment, the FDIC issued an interim final rule to amend the collection of the special assessment to reduce the eighth quarterly assessment rate from 3.36 basis points to 2.97 basis points. Because the cumulative amount collected through the initial eight quarter special assessment period is projected to equal the FDIC’s loss estimate, the additional two quarter extend assessment period was removed. In light this interim final rule, we reversed a total of $9.7 million ($7.7 million after tax) of our special deposit insurance assessment accrual based upon a decrease in expected future payments related to the special deposit insurance assessment. The interim final rule also requires the FDIC to provide an offset to regular quarterly deposit insurance assessments for institutions subject to the special assessment if the aggregate amount collected exceeds estimated losses following the resolution of pending litigation, and again following the termination of the receiverships. As provided for in the special assessment rule, if losses at the termination of the receiverships exceed the amount collected, the FDIC will implement a one-time final shortfall special assessment to ensure the full amount of actual losses is recovered as required by law. The extent to which any such future offsets or a future one-time shortfall special assessment will impact our future deposit insurance expense is currently uncertain.
Enhanced Prudential Standards
The Federal Reserve Board is required to monitor emerging risks to financial stability and enact enhanced supervision and prudential standards applicable to large bank holding companies and certain non-bank covered companies designated as systemically important by the Financial Stability Oversight Council. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) mandates that certain regulatory requirements applicable to these systemically important financial institutions be more stringent than those applicable to other financial institutions. The enhanced prudential standards rules, as amended in 2019, require bank holding companies with consolidated assets in excess of $50 billion, including Cullen/Frost, to maintain a risk committee that approves and periodically reviews its risk-management policies and oversees its risk-management framework.
Resolution Planning
The FDIC requires certain insured depository institutions (“IDIs”) with more than $50 billion in total consolidated assets to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. In June 2024, the FDIC finalized amendments to the resolution planning requirements for IDIs with $50 billion or more in total assets. The amendments require IDIs with between $50 billion and $100 billion in assets, which includes Frost Bank, to submit informational filings on a three-year cycle, with an interim supplement updating key information submitted in the off years. The final rule became effective October 1, 2024. Frost Bank's initial informational filing is due on April 1, 2026.
In December 2025, the FDIC announced its intention to propose amendments to its resolution planning rule to codify content requirement exemptions and make additional changes that take into account key findings from its review of 2025 plan submissions. In light of these plans, the FDIC has suspended submission requirements for Group B IDIs, which includes Frost Bank, subsequent to any full resolution submissions scheduled to be filed on or before April 1, 2026 or July 1, 2026 until such time as the amendments to the resolution planning rules are finalized.
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
In October 2024, the CFPB issued a final rule that requires a provider of payment accounts or products, such as a bank, to make data available to consumers, free upon request, regarding the products or services they obtain from the provider. Any such data provider is also required to make such data available to third parties, with the consumer’s express authorization and through an interface that satisfies formatting, performance, and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data required to be made available under the rule includes transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The final rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. The rule is the subject of litigation, which is currently stayed while the CFPB considers revisions to the rule.
During 2025, the CFPB reduced its staff by over 80%. The reduction in force is the subject of litigation, and the staffing cuts are currently stayed pending the federal circuit court's en banc rehearing of the case. The impact of these developments on banking organizations subject to CFPB regulation and supervision, including Cullen/Frost, is uncertain. States and state attorneys general may increase regulatory, investigative and enforcement activity with respect to consumer protection, in response to changes in regulation, supervision and enforcement of consumer protection laws by federal regulators.
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
In August 2024, Financial Crimes Enforcement Network (“FinCEN”), which drafts regulations implementing the U.S. Patriot Act, BSA and other anti-money laundering legislation, adopted a rule extending anti-money laundering obligations, including maintenance of an anti-money laundering program and filing certain reports with FinCEN, to registered investment advisers, like certain of Cullen/Frost’s subsidiaries. In December 2025, FinCEN delayed the effective date of the rule to January 1, 2028 in part to allow FinCEN to review the rule.
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
Climate-Related and Other ESG Developments
In recent years, certain lawmakers and regulators in and outside the United States have increased their focus on financial institutions' and other companies' risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance (“ESG”) matters. In addition, several states, including Texas, have enacted or proposed statutes or regulations addressing climate change and other ESG issues, including “anti-ESG” statutes or regulations.
Fair Access to Financial Services
In recent years, certain states have enacted, or have proposed to enact, statutes, regulations or policies that prohibit financial institutions from denying or canceling products or services to a person or business, or otherwise discriminating against a person or business in making available products or services, on the basis of certain social or political factors or other activities. In August 2025, President Trump signed Executive Order 14331, “Guaranteeing Fair Banking Access for All Americans,” which states that it is the policy of the United States that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations, or political views. The Executive Order directs the Treasury Secretary and federal banking regulators to address politicized or unlawful debanking activities.

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
Human Capital Resources
At December 31, 2025, we employed 6,008 full-time equivalent employees. At that date, the average tenure of all of our full-time employees was approximately 9.4 years while the average tenure of our executive officers was approximately 30.3 years. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good.
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
By promoting and fostering a workforce that we believe is reflective of the values of our customers and communities, we seek to better understand the financial needs of our prospects and customers and provide them with relevant financial service products. This enables us to better serve our customers and communities, enhancing our success as an organization. Understanding and supporting our community has always been a priority to us. We have established a voluntary, employee-led and staffed team that is committed to touching and improving the lives of people that live and work in our community. Additionally, we provide employees the opportunity to use paid time off to perform community service activities in their choice of ways. In 2025, this amounted to over 27,000 hours of community service performed by our employees. Our efforts are designed to enrich the lives of not only those that are in need but also the lives of our employees who participate in these meaningful and rewarding opportunities.

Information About Our Executive Officers
The names, ages, recent business experience and positions or offices held by each of the executive officers of Cullen/Frost are as follows:

Name and Position Held	Age	Recent Business Experience

Phillip D. Green Chairman of the Board, Chief Executive Officer and Director	71	Officer of Frost Bank since 1980. Chairman of the Board and Chief Executive Officer since April 2016.
Daniel J. Geddes Group Executive Vice President, Chief Financial Officer	51	Officer of Frost Bank since 1998. Group Executive Vice President, Chief Financial Officer since January 2025. Group Executive Vice President from July 2024 to December 2024. San Antonio Region President from August 2021 to June 2024. Market President and the Houston Expansion Lead from October 2018 to August 2021.
Annette Alonzo Group Executive Vice President, Chief Human Resources Officer	57	Officer of Frost Bank since 1993. Group Executive Vice President, Chief Human Resources Officer since April 2016.
Robert A. Berman Group Executive Vice President, Research and Strategy	63	Officer of Frost Bank since 1989. Group Executive Vice President, Research and Strategy of Frost Bank since May 2001.
Paul H. Bracher President, Group Executive Vice President, Chief Banking Officer	69	Officer of Frost Bank since 1982. Group Executive Vice President, Chief Banking Officer since January 2015. President of Cullen/Frost since April 2016. President of Frost Bank since January 2024.
Howard L. Kasanoff Group Executive Vice President, Chief Credit Officer	56	Officer of Frost Bank since June 1994. Group Executive Vice President, Chief Credit Officer since January 2023. Senior Executive Vice President, Director of Complex Risk from October 2017 to December 2022.
Ericka L. Pullin Group Executive Vice President, Culture and People Development	51	Officer of Frost Bank since 2000. Group Executive Vice President, Culture and People Development since July 2025. Executive Vice President and Market Research Manager from May 2021 to July 2025. Senior Vice President and Market Research Manager from September 2014 to May 2021.
Coolidge E. Rhodes, Jr. Group Executive Vice President, General Counsel and Corporate Secretary	50	Officer of Frost Bank since September 2021. Group Executive Vice President, General Counsel since September 2021 and Secretary since October 2021. Managing director and chief compliance officer at New Fortress Energy, Inc. from February 2020 to September 2021.
Carol J. Severyn Group Executive Vice President, Chief Risk Officer	61	Officer of Frost Bank since 1993. Group Executive Vice President, Chief Risk Officer since January 2019. Executive Vice President and Auditor from January 2004 to January 2019.
Jimmy Stead Group Executive Vice President, Chief Consumer Banking and Technology Officer	50	Officer of Frost Bank since 2001. Group Executive Vice President, Chief Consumer Banking and Technology Officer since January 2020. Group Executive Vice President, Chief Consumer Banking Officer from January 2017 to January 2020.
Kenny Wilson Group Executive Vice President, Chief Wealth Officer	73	Officer of Frost Bank since 2023. Group Executive Vice President, Chief Wealth Officer since August 2023. Chief Executive Officer for Haven for Hope from April 2016 to December 2021. Prior to that, Mr. Wilson was Market President and Market Executive for Private Banking for Bank of America in both the San Antonio and Austin markets.
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
We make available, free of charge through our website, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Additionally, we have adopted and posted on our website a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. Our website also includes our Corporate Governance Guidelines and the charters for our Audit Committee, our Compensation and Benefits Committee, our Risk Committee, our Corporate Governance and Nominating Committee, and our Technology and Cybersecurity Committee. The address for our website is http://www.frostbank.com. We will provide a printed copy of any of the aforementioned documents to any requesting shareholder.
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
As of December 31, 2025, approximately 80.9% of our loan portfolio consisted of commercial and industrial, energy, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default and are typically larger than residential real estate loans or consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, energy, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. Increases in non-performing loans have resulted in a net loss of earnings from particular loans, an increase in credit loss expense and an increase in loan charge-offs, and these and future instances could have a material adverse effect on our business, financial condition and results of operations. Certain of our credit exposures are concentrated in industries that may be more susceptible to the long-term risks of climate change, natural disasters or global pandemics. To the extent that these risks may have a negative impact on the financial condition of borrowers, it could also have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further discussion related to commercial and industrial, energy, construction and commercial real estate loans.
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

We Are Subject to Risk Arising From Conditions In The Commercial Real Estate Market
As of December 31, 2025, commercial real estate mortgage loans comprised approximately 47.1% of our loan portfolio. Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because the collateral securing these loans may not be sold as easily as residential real estate and because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic was also a catalyst for the evolution of various remote work options which have impacted the long-term performance of some types of office properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
We Are Subject To Volatility Risk In Crude Oil Prices
As of December 31, 2025, we had $1.1 billion of energy loans which comprised approximately 5.0% of our loan portfolio at that date. Furthermore, energy production and related industries represent a large part of the economies in some of our primary markets. The energy industry and market prices for oil and gas have historically been cyclical. Global wars, military conflicts, terrorism, governmental and social responses to environmental issues and climate change, or other geopolitical events as well as actions by members of the Organization of Petroleum Exporting Countries (“OPEC”) can impact global crude oil and gas production levels and lead to significant volatility in global oil and gas supplies and market prices. Prolonged periods of low oil and gas commodity prices could negatively impact our borrowers' ability to pay, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. The price per barrel of crude oil was $57.95 at December 31, 2025 and $71.72 at December 31, 2024. While losses in our energy portfolio have not been significant in recent years, we have experienced increased losses within our energy portfolio in years that were impacted by significant oil price volatility. Future oil price volatility could have negative impacts on the U.S. economy, in particular, the economies of energy-dominant states such as Texas, and our borrowers and customers. Such negative impacts could result in an increased rate of loan delinquencies and credit losses which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
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
Liquidity Risk
We Are Subject To Liquidity Risk
We require liquidity to meet our deposit and debt obligations as they come due. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could reduce our access to liquidity sources include a downturn in the Texas or national economy, difficult credit markets or adverse regulatory actions against us. Our access to deposits may also be affected by the liquidity needs of our depositors. A substantial majority of our liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. We may not be able to replace withdrawn or maturing deposits as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. Our access to deposits may be negatively impacted by, among other factors, periods of low interest rates or higher interest rates which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. Additionally, negative news about us or the banking industry in general could negatively impact market or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as we and other regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed "too big to fail" or remove deposits from the banking system entirely. As of December 31, 2025, approximately 52% of our deposits were uninsured and we rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations. We may also need to raise additional capital and liquidity through the issuance of stock to comply with regulatory mandates, which could dilute the ownership of existing stockholders, or reduce or even eliminate common stock dividends or share repurchases to preserve capital and liquidity.
Unrealized Losses in Our Securities Portfolio Could Affect Liquidity.
We have experienced significant unrealized losses on our available-for sale-securities portfolio as a result of elevated market interest rates. Unrealized losses related to available-for-sale securities are reflected in accumulated other comprehensive income in our consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available-for-securities portfolio and we do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost bases, which may be at maturity. Nonetheless, our access to liquidity sources could be affected by unrealized losses if securities must be sold at a loss; tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses; the FHLB or other funding sources reduce capacity; or bank regulators impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.
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

We Are Subject To Risk Arising From Failure Or Circumvention Of Our Controls and Procedures
Our internal controls, including fraud detection and controls, disclosure controls and procedures, and corporate governance procedures are based in part on certain assumptions and can provide only reasonable, not absolute, assurance that the objectives of the controls and procedures are met. Any failure or circumvention of our controls and procedures; failure to comply with regulations related to controls and procedures; or failure to comply with our corporate governance procedures could have a material adverse effect on our reputation, business, financial condition and results of operations, including subjecting us to litigation, regulatory fines, penalties or other sanctions. Furthermore, notwithstanding the proliferation of technology and technology-based risk and control systems, our businesses ultimately rely on people and we are subject to the risk that they make mistakes or engage in violations of applicable policies, laws, rules or procedures that in the past have not, and in the future may not always be prevented by our technological processes or by our controls and other procedures intended to prevent and detect such errors or violations. Human errors, malfeasance and other misconduct, even if promptly discovered and remediated, can result in reputational damage or legal risk and have a material adverse effect on our business, financial condition and results of operations.
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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, including the increased usage of intelligent automation within the industry. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to our customers. In addition, our implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively. In addition, cloud technologies are critical to the operation of our systems, and our reliance on cloud technologies is growing. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business, financial condition and results of operations.
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
Our Reputation and Our Business Are Subject to Negative Publicity Risk
Risk to our earnings, liquidity, and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including (i) lending practices, (ii) branching strategy, (iii) product and service offerings, (iv) corporate governance, (v) regulatory compliance, (vi) mergers and acquisitions, (vii) disclosure, (viii) sharing or inadequate protection of customer information, (ix) successful or attempted cyber-attacks against us, our customers or our third-party partners or vendors and (x) failure to achieve any publicly announced commitments to employees or other initiatives or to respond adequately to stakeholders’ concerns or actions taken by government regulators and community organizations. There is focus by some investors and other stakeholders on topics related to corporate policies and approaches related to environmental and social matters. Due to divergent stakeholder views on these matters, we are at increased risk that any action, or lack thereof, concerning these matters will be perceived negatively by some stakeholders, which could negatively affect our business and reputation. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally or from the actions of our employees, customers, affiliates or third parties with whom we do business.
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
Our Information Systems May Experience Failure, Interruption Or Breach In Security
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. Any failure, interruption or breach in security of these systems could result in significant disruption to our operations. Information security breaches and cybersecurity-related incidents include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, theft, misuse, loss, release or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties or may result from accidental technological failure. Our technologies, systems, networks and software have been and continue to be subject to cybersecurity threats and attacks, which range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. Any failures related to upgrades and maintenance of our technology and information systems could further increase our information and system security risk. Our increased use of cloud and other technologies, such as remote work technologies, adoption of artificial intelligence, and the increased connectivity of third parties and electronic devices to our systems also increases our risk of being subject to a cyber-attack. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

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
Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risks of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. It is possible that employees, merchants or our third-party vendors may not follow our cybersecurity policies and procedures, which may expose us to a cyber-attack. Furthermore, even well protected information, networks, systems and facilities remain potentially vulnerable to attempted security breaches or disruptions because the techniques used in such attempts are constantly evolving, including as a result of artificial intelligence, and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. In the event of a cyber-attack, we may be delayed in identifying or responding to the attack, which could increase the negative impact of the cyber-attack on our business, financial condition and results of operations. While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants or our third-party vendors, including as a result of cyber-attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil litigation, enforcement actions, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations and could result in serious and harmful consequences to our customers.
Furthermore, the rapid development of quantum computing poses a material risk to the encryption standards currently securing our financial systems, as future quantum capabilities could enable unauthorized decryption of sensitive data, disruption of transaction integrity and invalidation of digital identities, potentially leading to financial losses and reputational damage.
Increasing Fraud Risk Could Adversely Affect Our Business, Financial Condition, and Reputation
We are exposed to an increasing risk of fraud, including cyber fraud, identity theft, account takeover, and other fraudulent activities targeting financial institutions and their customers. The sophistication and frequency of these schemes continue to grow, driven by advances in technology and the proliferation of digital banking channels. Fraudulent activity can result in financial losses for us or our customers, increased operational costs, and potential legal exposure.
Although we employ robust security measures, including authentication protocols, transaction monitoring, and fraud detection systems, these controls may not be sufficient to prevent all fraudulent activity. Criminals continuously adapt their methods to circumvent existing safeguards, and emerging technologies such as artificial intelligence may further enhance their ability to perpetrate fraud.
Significant fraud-related losses could negatively impact our earnings, capital, and liquidity. In addition, fraud incidents may harm our reputation, erode customer trust, and lead to regulatory scrutiny or enforcement actions. Failure to effectively manage and mitigate fraud risk could have a material adverse effect on our business, financial condition, and results of operations.

Our Operations Rely On Certain External Vendors
We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations. These third-party vendors are sources of operational, cybersecurity, and information security risk to us, including risks associated with operational errors, coding errors, information system failures, interruptions or breaches and unauthorized disclosures of sensitive or confidential customer information. If these vendors encounter any of these issues, or if we have difficulty communicating with them regarding such issues, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our business and, in turn, our financial condition and results of operations.
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
We Are Subject to Risk Arising From The Soundness Of Other Financial Institutions and Counterparties
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional customers. Many of these transactions expose us to credit risk in the event of a default by a counterparty or customer. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Increased interconnectivity amongst financial institutions also increases the risk of cyber-attacks and information system failures for financial institutions. Any such losses could have a material adverse effect on our business, financial condition and results of operations.
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
Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. In particular, the activity of fintechs/wealthtechs has grown significantly over recent years and is expected to continue to grow. Some fintechs/wealthtechs are not subject to the same regulation as we are, which may allow them to be more competitive. Fintechs/wealthtechs have and may continue to offer bank or bank-like products and a number of such organizations have applied for bank or industrial loan charters while others have partnered with existing banks to allow them to offer deposit products to their customers. Increased competition from fintechs/wealthtechs and the growth of digital banking may also lead to pricing pressures as competitors offer more low-fee and no-fee products
In July 2025, President Trump signed into law the GENIUS Act, which establishes a regulatory framework for “payment stablecoins” and their issuers. Consumers and businesses may view payment stablecoins as a substitute for traditional bank deposits, resulting in deposit withdrawals. Depending on consumer and business interest in payment stablecoins, and the characteristics and utility of payment stablecoins, the passage of the GENIUS Act could result in increased competition with respect to our deposit products. However, the GENIUS Act requires the U.S. Treasury

Department and federal and state regulators to issue regulations on numerous topics to interpret and implement the statute, so the effect of the GENIUS Act will depend on what those regulations provide.
Additionally, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. In addition, the emergence, adoption and evolution of new technologies that do not require intermediation, including distributed ledgers such as stablecoin and other digital assets and blockchain, as well as advances in intelligent automation, could significantly affect the competition for financial services. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, many of our competitors have fewer regulatory constraints and may have lower cost structures than us. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. Our ability to compete successfully depends on a number of factors, including, among other things, (i) the ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets; (ii) the ability to expand within our marketplace and with our market position; (iii) the scope, relevance and pricing of products and services offered to meet customer needs and demands; (iv) the rate at which we introduce new products and services relative to our competitors; (v) customer satisfaction with our level of service; and (vi) industry and general economic trends. Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to laws and regulations relating to the privacy of the information of our customers, employees and others, and any failure to comply with these laws and regulations could expose us to legal risk and/or reputational damage. As new privacy-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance and reporting obligations in the case of data breaches, may significantly increase.
We Are Subject To the Potential Adverse Effects of a U.S. Federal Government Shutdown
A prolonged or repeated shutdown of the U.S. federal government could adversely affect our business, financial condition, liquidity, and results of operations. Funding gaps or lapses in federal appropriations may disrupt the operations of government agencies that provide critical economic data, administer regulatory functions, or directly support our customers and counterparties. During a shutdown, federal agencies such as the Internal Revenue Service, Small Business Administration, and various supervisory bodies may suspend or significantly curtail their activities, which can delay loan originations, hinder verification processes, impede regulatory approvals, and reduce the availability of government‑guaranteed lending programs.
A shutdown may also impair the financial capacity of borrowers who depend on federal salaries, contracts, reimbursements, or benefit programs, including government employees, federal contractors, and recipients of government-funded services. Reduced or delayed income to these borrowers could increase delinquencies, reduce loan demand, negatively affect deposit inflows, and increase our credit risk exposure. In addition, disruptions to federal economic data releases or fiscal operations may create volatility in financial markets, affecting interest rates, liquidity conditions, and the valuation of securities in our investment portfolio.
The duration and economic impact of any government shutdown are inherently uncertain, and any such event could, individually or in the aggregate, have a material adverse effect on our business, financial condition and results of operations.
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
Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government's debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. Most recently, in connection with successive failures by the U.S. government to reverse the trend of large annual fiscal deficits and growing interest costs, Moody's lowered its long-term issuer credit rating on the U.S. from Aaa to Aa1. A further downgrade, or downgrades by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.
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
We May Not Be Able To Attract and Retain Skilled People
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in many activities engaged in by us is intense including with respect to compensation and emerging workplace practices, accommodations and remote work options, and we may not be able to hire people or to retain them. We do not currently have employment agreements or non-competition agreements with any of our executive officers. The unexpected loss of services of key personnel could have a material adverse impact on our business, financial condition and results of operations because of their customer relationships, skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. In addition, the scope and content of U.S. banking regulators' policies on incentive compensation, as well as changes to these policies, could adversely affect our ability to hire, retain and motivate our key employees.
Severe Weather, Natural Disasters, Acts Of War Or Terrorism, Pandemics, and Other Adverse External Events Could Significantly Impact Our Business and Our Customers
Severe weather, natural disasters, acts of war or terrorism, pandemics, and other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Furthermore, the occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Climate Related Risks Could Have a Material Negative Impact on Us and Our Customers
Our business, as well as the operations and activities of our customers, could be negatively impacted by climate-related risks in both the short-term and the long-term.
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
In addition, due to divergent policies and viewpoints regarding climate change, we are at increased risk of being subject to different and potentially conflicting legal or regulatory requirements and stakeholder expectations, as well as the risk of harm to our business and brand and our ability to attract and retain employees from negative public opinion related to any of our actual or perceived action or inaction in response to climate-related matters. Furthermore, ongoing legislative or regulatory uncertainties and changes regarding climate-related matters and practices may result in higher regulatory, compliance, credit and other risks and costs, and may subject us to different and potentially conflicting requirements.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our Chief Information Security Officer is primarily responsible for this cybersecurity component and is a key member of the risk management organization, reporting directly to the Chief Risk Officer and as discussed below, periodically to the Technology and Cybersecurity Committee of our board of directors.
Our objective for managing cybersecurity risk is to proactively identify, mitigate, and respond to the most impactful cyber threats. The information security program is designed to safeguard customer assets and information and ensure the confidentiality, integrity, and availability of our systems, while maintaining operational resilience and alignment with regulatory standards. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. Our Chief Information Security Officer and our Chief Information Officer, who reports directly to our Chief Consumer Banking Officer, along with key members of their teams, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices. The information security program is reviewed annually with the goal of addressing changing threats and conditions.
We employ an in-depth, layered, defensive strategy that embraces a “security by design” philosophy when designing new products, services, and technology. We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain. We also actively monitor our communication channels for malicious phishing campaigns and monitor remote connections. We leverage internal auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.
We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees, as discussed further below, to the Technology and Cybersecurity Committee of our board of directors, and external agencies. The Incident Response Plan is coordinated through the Chief Information Security Officer and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.
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
Our board of directors has approved management committees including the Information Technology Risk Committee, which focuses on technology impact, and the Information Security Oversight Committee, which focuses on business impact. These committees provide oversight and governance of the technology program and the information security program. These committees are chaired by managers within the enterprise information security department and include the Chief Information Security Officer and Chief Information Officer as well as their direct reports and other key departmental managers from throughout the entire company. These committees generally meet monthly (in the case of the Information Technology Risk Committee) and quarterly (in the case of the Information Security Oversight Committee) to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings occur from time to time in accordance with the Incident Response Plan in order to facilitate timely informing and monitoring efforts. The Chief Information Security Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at committee meetings and the actions taken to the Technology and Cybersecurity Committee of our board of directors on a quarterly basis (or more frequently as may be required by the Incident Response Plan).
The Technology and Cybersecurity Committee of our board of directors meets quarterly and is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Chief Information Security Officer and our Chief Information Officer provide quarterly reports to the Technology and Cybersecurity Committee of our board of directors regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The Technology and Cybersecurity Committee of our board of directors reviews our information security and technology budgets and strategies annually. Additionally, the Risk Committee of our board of directors reviews our cyber security risk profile on a quarterly basis. The Technology and Cybersecurity Committee and Risk Committee of our board of directors each provide a report of their activities to the full board of directors at each board meeting.
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
ITEM 4. MINE SAFETY DISCLOSURES
None

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our common stock is traded on the NYSE under the symbol “CFR”. As of December 31, 2025, there were 63,287,188 shares of our common stock outstanding held by 992 holders of record. The closing price per share of common stock on December 31, 2025, the last trading day of our fiscal year, was $126.63.
Stock-Based Compensation Plans
Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2025, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 10 - Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards		Weighted-Average Exercise Price of Outstanding Awards		Number of Shares Available for Future Grants
Plans approved by shareholders	867,349	(1)	$—	(2)	2,119,870
Plans not approved by shareholders	—		—		—
Total	867,349		—		2,119,870

(1)Includes 586,298 shares related to non-vested stock units, 61,539 shares related to director deferred stock units and 219,512 shares related to performance stock units (assuming attainment of the maximum payout rate as set forth by the performance criteria).
(2)Excludes outstanding stock units which are exercised for no consideration.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
From time to time, our board of directors has authorized stock repurchase plans. On January 29, 2025, our board of directors authorized a $150.0 million stock repurchase plan (the “2025 Repurchase Plan”), allowing us to repurchase shares of our common stock over a one-year period expiring on January 28, 2026. The 2025 Repurchase Plan was publicly announced in a current report on Form 8-K filed with the SEC on January 30, 2025. Shares repurchased under stock repurchase plans may be repurchased from time to time through a variety of methods, which may include open market purchases, in privately negotiated transactions, block trades, accelerated share repurchase transactions, and/or through other legally permissible means. The timing and amount of any share repurchases is determined by management at its discretion and based on market conditions and other considerations. Share repurchase plans may be suspended or discontinued at any time at our discretion, and we are not obligated to purchase any amount of common stock. Stock repurchase plans allow us to proactively manage our capital position and provide management the ability to repurchase shares of our common stock opportunistically in instances where management believes the market price undervalues our company. Such plans also provide us with the ability to repurchase shares of common stock that can be used to satisfy obligations related to stock compensation awards in order to mitigate the dilutive effect of such awards. Under the 2025 Repurchase Plan, we repurchased 1,203,141 shares at a total cost of $150.0 million during 2025. During 2025, we also repurchased 51,340 shares at a total cost of $6.7 million in connection with the vesting of certain share awards. Repurchases made in connection with the vesting of share awards are not associated with any publicly announced stock repurchase plan.
Under prior publicly announced stock repurchase plans, we repurchased 489,862 shares at a total cost of $50.0 million during 2024 and 400,868 shares at a total cost of $39.0 million during 2023. Shares repurchased in connection with the vesting of certain share awards totaled 87,775, at a total cost of $10.9 million, in 2024 and 35,897, at a total cost of $3.5 million, in 2023.

On January 28, 2026, our board of directors authorized a $300.0 million stock repurchase plan (the “2026 Repurchase Plan”), allowing us to repurchase shares of our common stock over a one-year period expiring on January 27, 2027. This repurchase plan was publicly announced in a current report on Form 8-K filed with the SEC on January 29, 2026.
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of 2025.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans at the End of the Period(1)
October 1, 2025 to October 31, 2025	32,009	(2)	$124.86	—	$80,743
November 1, 2025 to November 30, 2025	519,947		122.15	519,947	17,231
December 1, 2025 to December 31, 2025	133,966		128.62	133,966	—
Total	685,922			653,913
(1)On January 30, 2025, Cullen/Frost announced that our board of directors authorized a $150.0 million stock repurchase plan, allowing us to repurchase shares of our common stock over a one-year period expiring on January 28, 2026.
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

Performance Graph
The performance graph below compares the cumulative total shareholder return on Cullen/Frost Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the Standard and Poor’s 500 Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2020 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

Cumulative Total Returns
on $100 Investment Made on December 31, 2020
Cullen/Frost
S&P 500
S&P 500 Banks
240
220
200
180
160
140
120
100
80
2020
2021
2022
2023
2024
2025

	2020	2021	2022	2023	2024	2025
Cullen/Frost	$100.00	$148.19	$160.96	$135.11	$172.76	$168.00
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P 500 Banks	100.00	135.45	109.43	121.43	167.82	224.55
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
In addition, financial markets, international relations, and global supply chains have been significantly impacted by recent U.S. trade policies and practices. Due to the rapidly evolving and changing state of U.S. trade policies, the amount and duration of any tariffs and their ultimate impact on us, our customers, financial markets, and the overall U.S. and global economies is currently uncertain. Nonetheless, prolonged uncertainty, elevated tariff levels or their wide-spread use in U.S. trade policy could weaken economic conditions and adversely impact the ability of borrowers to repay outstanding loans or the value of collateral securing these loans or adversely affect financial markets or the values of securities. To the extent that these risks may have a negative impact on the financial condition of borrowers or financial markets, it could also have a material adverse effect on our business, financial condition and results of operations.
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
Overview
The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2025 and 2024 and results of operations for each of the years then ended. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on February 6, 2025 (the “2024 Form 10-K”) for a discussion and analysis of the more significant factors that affected periods prior to 2024.
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
Results of Operations
Net income available to common shareholders totaled $641.9 million, or $9.92 diluted per common share, in 2025 compared to $575.9 million, or $8.87 diluted per common share, in 2024 and $591.3 million, or $9.10 diluted per common share, in 2023.
Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2025	2024	2023
Taxable-equivalent net interest income	$1,821,848	$1,687,873	$1,651,695
Taxable-equivalent adjustment	85,699	83,261	93,031
Net interest income	1,736,149	1,604,612	1,558,664
Credit loss expense	44,202	64,985	46,171
Non-interest income	499,095	459,098	428,542
Non-interest expense	1,419,340	1,302,758	1,228,662
Income before income taxes	771,702	695,967	712,373
Income tax expense	123,145	113,425	114,400
Net income	648,557	582,542	597,973
Preferred stock dividends	6,675	6,675	6,675
Net income available to common shareholders	$641,882	$575,867	$591,298
Earnings per common share - basic	$9.92	$8.88	$9.11
Earnings per common share - diluted	9.92	8.87	9.10
Dividends per common share	3.95	3.74	3.58
Return on average assets	1.24%	1.16%	1.19%
Return on average common equity	15.66	15.81	18.66
Average shareholders' equity to average assets	8.18	7.62	6.68
Net income available to common shareholders increased $66.0 million for 2025 compared to 2024. The increase was primarily the result of a $131.5 million increase in net interest income, a $40.0 million increase in non-interest income, and a $20.8 million decrease in credit loss expense partly offset by a $116.6 million increase in non-interest expense and and a $9.7 million increase in income tax expense.
Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 77.7% of total revenue during 2025. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. As of December 31, 2025, approximately 39.7% of our loans had a fixed interest rate, while the remaining loans had floating interest rates that were primarily tied to a benchmark developed by the American Financial Exchange, the Secured Overnight Financing Rate (“SOFR”) (approximately 38.4%); the prime interest rate (approximately 19.1%); or the American Interbank Offered Rate (“AMERIBOR”) (approximately 2.2%). Certain other loans are tied to other indices; however, such loans do not make up a significant portion of our loan portfolio as of December 31, 2025.
Select average market rates for the periods indicated are presented in the table below.

	2025	2024	2023
Federal funds target rate upper bound	4.37%	5.31%	5.20%
Effective federal funds rate	4.21	5.14	5.03
Interest on reserve balances	4.27	5.21	5.10
Prime	7.37	8.31	8.20
AMERIBOR Term-30(1)	4.29	5.18	5.08
AMERIBOR Term-90(1)	4.31	5.20	5.34
1-Month Term SOFR(2)	4.21	5.11	5.07
3-Month Term SOFR(2)	4.15	5.05	5.17
1-Month LIBOR(3)	N/A	N/A	4.85
3-Month LIBOR(3)	N/A	N/A	5.15
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
As of December 31, 2025, the target range for the federal funds rate was 3.50% to 3.75%. In December 2025, the Federal Reserve released projections whereby the midpoint of the projected appropriate target range for the federal funds rate would fall to 3.4% by the end of 2026 and subsequently decrease to 3.1% by the end of 2027 While there can be no such assurance that any such decreases in the federal funds rate will occur, these projections imply up to a 25 basis point decrease in the federal funds rate during 2026, followed by a 25 basis point decrease in 2027.
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

	2025			2024			2023
	Average Balance	Interest Income/ Expense	Yield /Cost	Average Balance	Interest Income/ Expense	Yield /Cost	Average Balance	Interest Income/ Expense	Yield /Cost
Assets:
Interest-bearing deposits	$7,165,756	$308,751	4.31%	$7,541,877	$397,414	5.27%	$7,333,847	$376,010	5.13%
Federal funds sold	4,143	196	4.73	4,719	270	5.72	25,391	1,288	5.07
Resell agreements	12,916	590	4.57	55,196	3,110	5.63	86,217	4,621	5.36
Securities:
Taxable	13,175,626	488,257	3.41	12,237,215	396,224	2.92	13,445,523	406,289	2.72
Tax-exempt	6,808,156	316,847	4.52	6,635,080	292,662	4.31	7,401,586	324,643	4.26
Total securities	19,983,782	805,104	3.77	18,872,295	688,886	3.38	20,847,109	730,932	3.24
Loans, net of unearned discount	21,244,031	1,391,805	6.55	19,800,778	1,384,218	6.99	17,893,223	1,197,896	6.69
Total earning assets and average rate earned	48,410,628	2,506,446	5.04	46,274,865	2,473,898	5.18	46,185,787	2,310,747	4.82
Cash and due from banks	581,022			574,833			621,228
Allowance for credit losses	(277,672)			(256,184)			(234,949)
Premises and equipment, net	1,282,575			1,221,671			1,151,501
Accrued interest receivable and other assets	1,892,150			1,878,740			1,879,947
Total assets	$51,888,703			$49,693,925			$49,603,514

Liabilities:
Non-interest-bearing demand deposits	$13,924,354			$13,841,361			$15,339,766
Interest-bearing deposits:
Savings and interest checking	9,868,780	22,466	0.23	9,698,538	36,017	0.37	10,671,896	41,283	0.39
Money market deposit accounts	11,849,784	263,375	2.22	11,218,814	305,665	2.72	11,545,437	309,859	2.68
Time accounts	6,568,647	247,424	3.77	6,206,345	287,425	4.63	3,880,756	157,113	4.05
Total interest-bearing deposits	28,287,211	533,265	1.89	27,123,697	629,107	2.32	26,098,089	508,255	1.95
Total deposits	42,211,565		1.26	40,965,058		1.54	41,437,855		1.23
Federal funds purchased	25,050	1,079	4.31	29,246	1,556	5.32	30,560	1,524	4.99
Repurchase agreements	4,395,829	137,908	3.14	3,834,434	141,833	3.70	3,804,707	135,969	3.57
Junior subordinated deferrable interest debentures	123,215	7,689	6.24	123,157	8,872	7.20	123,100	8,647	7.02
Subordinated notes	99,731	4,657	4.69	99,574	4,657	4.69	99,418	4,657	4.69
Total interest-bearing liabilities and average rate paid	32,931,036	684,598	2.08	31,210,108	786,025	2.52	30,155,874	659,052	2.19
Accrued interest payable and other liabilities	788,963			855,094			794,438
Total liabilities	47,644,353			45,906,563			46,290,078
Shareholders’ equity	4,244,350			3,787,362			3,313,436
Total liabilities and shareholders’ equity	$51,888,703			$49,693,925			$49,603,514
Net interest income		$1,821,848			$1,687,873			$1,651,695
Net interest spread			2.96%			2.66%			2.63%
Net interest income to total average earning assets			3.66%			3.53%			3.45%

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

	2025 vs. 2024				2024 vs. 2023
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
	Rate	Volume	Days	Total	Rate	Volume	Days	Total
Interest-bearing deposits	$(68,753)	$(18,824)	$(1,086)	$(88,663)	$9,963	$10,355	$1,086	$21,404
Federal funds sold	(42)	(31)	(1)	(74)	147	(1,166)	1	(1,018)
Resell agreements	(495)	(2,017)	(8)	(2,520)	222	(1,741)	8	(1,511)
Securities:
Taxable	69,278	23,008	(253)	92,033	28,458	(38,776)	253	(10,065)
Tax-exempt	14,909	9,276	—	24,185	3,754	(35,735)	—	(31,981)
Loans, net of unearned discounts	(88,169)	99,538	(3,782)	7,587	54,048	128,492	3,782	186,322
Total earning assets	(73,272)	110,950	(5,130)	32,548	96,592	61,429	5,130	163,151
Savings and interest checking	(14,060)	607	(98)	(13,551)	(1,930)	(3,434)	98	(5,266)
Money market deposit accounts	(58,012)	16,557	(835)	(42,290)	4,311	(9,340)	835	(4,194)
Time accounts	(55,352)	16,136	(785)	(40,001)	24,984	104,543	785	130,312
Federal funds purchased	(270)	(203)	(4)	(477)	97	(69)	4	32
Repurchase agreements	(22,900)	19,363	(388)	(3,925)	4,509	967	388	5,864
Junior subordinated deferrable interest debentures	(1,187)	4	—	(1,183)	221	4	—	225
Subordinated notes	—	—	—	—	—	—	—	—
Total interest-bearing liabilities	(151,781)	52,464	(2,110)	(101,427)	32,192	92,671	2,110	126,973
Net change	$78,509	$58,486	$(3,020)	$133,975	$64,400	$(31,242)	$3,020	$36,178
Taxable-equivalent net interest income for 2025 increased $134.0 million, or 7.9%, compared to 2024. Taxable-equivalent net interest income in 2024 included 366 days compared to 365 days in 2025 as a result of the leap year. The additional day added approximately $3.0 million to taxable-equivalent net interest income during 2024. Excluding the impact of the additional day in 2024 results in an effective increase in taxable-equivalent net interest income of $137.0 million during 2025 compared to 2024.
The increase in taxable-equivalent net interest income during 2025 was primarily related to decreases in the average costs of interest-bearing deposit accounts and repurchase agreements combined with an increase in the average volume of loans, and increases in the average yield on and volume of taxable securities, and, to a lesser extent, tax-exempt securities, among other things. The impact of these items was partly offset by a decrease in the average yield on loans, decreases in the average yield on and volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), and a decrease in the average volume of resell agreements, among other things, combined with increases in the average volumes of interest-bearing deposit accounts and repurchase agreements, among other things. As a result of the aforementioned fluctuations, the taxable-equivalent net interest margin increased 13 basis points from 3.53% during 2024 to 3.66% during 2025.
The average volume of interest-earning assets for 2025 increased $2.1 billion, or 4.6%, compared to 2024. The increase in the average volume of interest-earning assets during 2025 was primarily related to a $1.4 billion increase in average loans, a $938.4 million increase in average taxable securities, and a $173.1 million increase in average tax-exempt securities, partly offset by a $376.1 million decrease in average interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve) and a $42.3 million decrease in average resell agreements.
The average yield on interest-earning assets decreased 14 basis points from 5.18% during 2024 to 5.04% during 2025 while the average rate paid on interest-bearing liabilities decreased 44 basis points from 2.52% in 2024 to 2.08% in 2025. The average taxable-equivalent yields on interest-earning assets during the comparable periods was impacted by changes in market interest rates (as noted in the table above) and changes in the volume and relative mix of interest-earning assets.

The average taxable-equivalent yield on loans decreased 44 basis points from 6.99% during 2024 to 6.55% during 2025. The average taxable-equivalent yield on loans during 2025 was partly impacted by changes in market interest rates (as noted in the table above). The average volume of loans increased $1.4 billion, or 7.3%, in 2025 compared to 2024. Loans made up approximately 43.9% of average interest-earning assets during 2025 compared to 42.8% during 2024.
The average taxable-equivalent yield on securities was 3.77% during 2025, increasing 39 basis points compared to 3.38% during 2024. The average yield on taxable securities was 3.41% during 2025 compared to 2.92% during 2024, increasing 49 basis points, while the average yield on tax exempt securities was 4.52% during 2025 compared to 4.31% during 2024, increasing 21 basis points. Tax exempt securities made up approximately 34.1% of total average securities during 2025, compared to 35.2% during 2024. The average volume of total securities increased $1.1 billion, or 5.9%, during 2025 compared to 2024. Securities made up approximately 41.3% of average interest-earning assets in 2025 compared to 40.8% in 2024.
Average interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve), during 2025 decreased $376.1 million, or 5.0%, compared to 2024. Interest-bearing deposits made up approximately 14.8% of average interest-earning assets during 2025 compared to approximately 16.3% in 2024. The decrease during 2025 was primarily related to the reinvestment of amounts held in an interest-bearing account at the Federal Reserve into securities and loans. The average yield on interest-bearing deposits was 4.31% during 2025 and 5.27% during 2024. The average yield on interest-bearing deposits during 2025 was impacted by a lower average interest rate paid on reserves held at the Federal Reserve, compared to 2024.
The average rate paid on interest-bearing liabilities was 2.08% during 2025, decreasing 44 basis points from 2.52% during 2024. Average deposits increased $1.2 billion, or 3.0%, in 2025 compared to 2024. Average interest-bearing deposits increased $1.2 billion in 2025 compared to 2024, while average non-interest-bearing deposits increased $83.0 million in 2025 compared to 2024. The ratio of average interest-bearing deposits to total average deposits was 67.0% in 2025 compared to 66.2% in 2024. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average rates paid on interest-bearing deposits and total deposits were 1.89% and 1.26%, respectively, in 2025 compared to 2.32% and 1.54%, respectively, in 2024. The average cost of deposits during 2025 was impacted by decreases in the interest rates we pay on our interest-bearing deposit products as a result of decreases in market interest rates.
Our taxable-equivalent net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.96% in 2025 compared to 2.66% in 2024. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report.
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
The components of credit loss expense were as follows.

	2025	2024	2023
Credit loss expense (benefit) related to:
Loans	$44,618	$64,832	$52,861
Off-balance-sheet credit exposures	(606)	153	(6,842)
Securities held to maturity	190	—	152
Total	$44,202	$64,985	$46,171
See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet credit exposures.
Non-Interest Income
Total non-interest income for 2025 increased $40.0 million, or 8.7%, compared to 2024. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fee income for 2025 increased $11.8 million, or 7.2%, compared to 2024. Investment management fees are the most significant component of trust and investment management fees, making up approximately 81.8% and 81.3% of total trust and investment management fees in 2025 and 2024, respectively. The increase in trust and investment management fees during 2025 was primarily related an increase in investment management fees (up $10.4 million) and, to a lesser extent, estate fees (up $2.0 million), among other things. Investment management fees are generally based on the market value of assets within an account and are thus impacted by volatility in the equity and bond markets. The increase in investment management fees during 2025 was primarily related to an increase in the average value of assets maintained in accounts. The increase in the average values of assets was partly related to higher average equity valuations during 2025 relative to 2024 and growth in the number of accounts. The increase in estate fees during 2025 was primarily related to an increase in transaction volumes relative to 2024.
At December 31, 2025, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (47.7% of trust assets), fixed income securities (30.3% of trust assets), alternative investments (8.7% of assets) and cash equivalents (7.4% of trust assets). The estimated fair value of trust assets was $51.0 billion (including managed assets of $26.7 billion and custody assets of $24.3 billion) at December 31, 2025 compared to $51.4 billion (including managed assets of $26.2 billion and custody assets of $25.2 billion) at December 31, 2024.
Service Charges on Deposit Accounts. Service charges on deposit accounts for 2025 increased $15.3 million, or 14.4%, compared to 2024. The increase was primarily related to increases in overdraft charges on consumer and, to a lesser extent, commercial accounts (up $7.6 million and $1.1 million, respectively), and commercial service charges (up $7.2 million).
Overdraft charges totaled $60.6 million ($46.7 million consumer and $13.9 million commercial) during 2025 compared to $51.9 million ($39.1 million consumer and $12.8 million commercial) during 2024. The increase in overdraft charges during 2025 was impacted by an increase in the volume of fee assessed overdrafts relative to 2024, in part due to growth in the number of accounts. The increase in commercial service charges during 2025 was partly related to an increase in billable services related to analyzed treasury management accounts combined with the effect of a lower average earnings credit rate applied to deposits maintained by treasury management customers which resulted in customers paying for more of their services through fees rather than with earnings credits applied to their deposit balances. The increase in commercial service charges was also partly related to an increase in service fees on non-analyzed accounts.

Insurance Commissions and Fees. Insurance commissions and fees for 2025 increased $4.2 million, or 6.9%, compared to 2024. The increase was primarily the result of increases in benefit plan commissions (up $1.9 million), property and casualty commissions (up $1.3 million) and life insurance commissions (up $878 thousand). The increase in benefit plan commissions was primarily due to premium and exposure rate increases within the existing customer base and an increase in business volume. The increase in property and casualty commissions was primarily related to commercial lines due to an increase in business volumes partly offset by variations in the rate and exposure base within the existing customer bases. The increase in life insurance commissions was primarily related to an increase in business volumes.
Contingent income totaled $5.1 million in 2025 and $5.0 million in 2024. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. These performance related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. This performance related contingent income totaled $3.7 million in 2025 and $3.4 million in 2024. Performance related contingent income related to commercial lines insurance policies increased due to improved loss performance of commercial lines insurance policies previously placed and growth within the commercial lines portfolio. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $1.4 million in 2025 and $1.6 million in 2024.
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
Net revenues from interchange and card transaction fees for 2025 increased $1.8 million, or 8.8%, compared to 2024 primarily due to an increase in income from card transactions partly offset by an increase in network costs. A comparison of gross and net interchange and card transaction fees for the reported periods is presented in the table below.

	2025	2024	2023
Income from debit card transactions	$43,331	$40,303	$36,622
ATM service fees	3,474	3,492	3,516
Gross interchange and debit card transaction fees	46,805	43,795	40,138
Network costs	23,947	22,778	20,719
Net interchange and debit card transaction fees	$22,858	$21,017	$19,419
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

Other Charges, Commissions and Fees. Other charges, commissions and fees for 2025 increased $4.2 million, or 7.8%, compared to 2024. The increase was primarily related to increases in income from the placement of annuities (up $1.5 million), commitment fees on unused lines of credit (up $943 thousand), income from the placement of mutual funds (up $591 thousand), merchant services rebates (up $578 thousand), funds transfer service charges (up $499 thousand), and letter of credit fees (up $439 thousand), among other things, partly offset by a decrease in subscription fee income (down $740 thousand), among other things.
Net Gain/Loss on Securities Transactions. During 2025, we sold certain available-for-sale securities with amortized costs totaling $45.4 million and realized a net loss of $850 thousand. During 2024, we sold certain available-for-sale securities with amortized costs totaling $123.3 million and realized a net loss of $96 thousand.
Other Non-Interest Income. Other non-interest income for 2025 increased $3.3 million, or 6.4%, compared to 2024. The increase was primarily related to increases in gains on the sale of foreclosed and other assets (up $3.0 million) and income from customer securities trading and derivatives trading activities (up $1.8 million and $791 thousand, respectively), partly offset by a decrease in public finance underwriting fees (down $1.7 million), among other things. The fluctuations in public finance underwriting fees and income from customer derivative and securities trading activities were primarily related to variations in transaction volumes. Gains on the sale of foreclosed and other assets during 2025 included a $2.5 million gain related to the sale of a foreclosed real estate property during the first quarter and $768 thousand in gains related to sales of certain lots of land during the fourth quarter.
Non-Interest Expense
Total non-interest expense for 2025 increased $116.6 million, or 8.9%, compared to 2024. Total non-interest expense during 2024 included accruals totaling $9.0 million related to a special deposit insurance assessment. During 2025, we reversed $9.7 million of our special deposit insurance assessment accrual based upon a decrease in expected future payments related to the special deposit insurance assessment. Details of the special deposit insurance assessment are discussed below. Excluding the impact of the special deposit insurance assessment, total non-interest expense would have increased $135.3 million, or 10.5%. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages increased $53.3 million, or 8.6%, in 2025 compared to 2024. The increase in salaries and wages was primarily related to increases in salaries due to annual merit and market increases and an increase in the number of employees. The increase in the number of employees was partly related to our investment in organic expansion in various markets. Salaries and wages were also impacted, to a lesser extent, by increases in incentive compensation and stock-based compensation.
Employee Benefits. Employee benefits expense for 2025 increased $23.7 million, or 19.3%, compared to 2024. The increase was primarily related to increases in medical/dental benefits expense (up $11.8 million), 401(k) plan expense (up $7.7 million), and payroll taxes (up $3.5 million).
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
Net Occupancy. Net occupancy expense for 2025 increased $8.2 million, or 6.4%, compared to 2024. The increase was primarily related to increases in depreciation on buildings and leasehold improvements (together up $2.9 million); lease expense (up $2.9 million); and property taxes (up $2.2 million), among other things. The increases in the aforementioned components of net occupancy expense were impacted, in part, by our expansion efforts.
Technology, Furniture and Equipment. Technology, furniture and equipment expense for 2025 increased $17.3 million, or 11.6%, compared to 2024. The increase was primarily related to increases in cloud services expense (up $10.3 million), software maintenance (up $4.9 million), depreciation on furniture and equipment (up $2.5 million), and service contracts expense (up $1.1 million), among other things.

Deposit Insurance. Deposit insurance expense totaled $18.8 million in 2025 compared to $37.3 million in 2024. Deposit insurance expense during 2024 included accruals totaling $9.0 million ($7.1 million after tax) related to a special deposit insurance assessment discussed below. During 2025, we reversed a total of $9.7 million ($7.7 million after tax) of our special deposit insurance assessment accrual based upon a decrease in expected future payments related to the special deposit insurance assessment. Excluding the special assessments from 2024 and reversals in 2025, deposit insurance expense did not significantly fluctuate during the comparable periods.
In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of bank failures earlier that year and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and was assessed at a quarterly rate of 3.36 basis points, over eight quarterly assessment periods, beginning in the first quarter of 2024. As a result of this final rule, we accrued $51.5 million ($40.7 million after tax) related to this assessment in 2023. This amount was based on our estimate of the full amount of the assessment at that time. During 2024, the FDIC increased their loss estimate related to the aforementioned bank failures. As a result, we accrued an additional $9.0 million ($7.1 million after tax) in 2024. At that time, due to the increased estimate of losses, the FDIC also projected that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate.
In December 2025, based upon the first six quarterly collections of the special assessment and anticipated collections for the seventh quarterly special assessment, the FDIC issued an interim final rule to amend the collection of the special assessment to reduce the eighth quarterly assessment rate from 3.36 basis points to 2.97 basis points. Because the cumulative amount collected through the initial eight quarter special assessment period is projected to equal the FDIC’s loss estimate, the additional two quarter extended assessment period was removed. In light this interim final rule, we reversed a total of $9.7 million ($7.7 million after tax) of our special deposit insurance assessment accrual based upon a decrease in expected future payments related to the special deposit insurance assessment. The interim final rule also requires the FDIC to provide an offset to regular quarterly deposit insurance assessments for institutions subject to the special assessment if the aggregate amount collected exceeds estimated losses following the resolution of pending litigation, and again following the termination of the receiverships. As provided for in the special assessment rule, if losses at the termination of the receiverships exceed the amount collected, the FDIC will implement a one-time final shortfall special assessment to ensure the full amount of actual losses is recovered as required by law. The extent to which any such future offsets or a future one-time shortfall special assessment will impact our future deposit insurance expense is currently uncertain.
Other Non-Interest Expense. Other non-interest expense for 2025 increased $32.7 million, or 13.4%, compared to 2024. The increase included increases in fraud losses (up $6.6 million); sundry and other miscellaneous expense (up $6.3 million), of which $5.8 million related to increased operational losses and asset write-offs; advertising/promotions expense (up $5.5 million); donations expense (up $4.8 million), primarily related to donations to the Frost Charitable Foundation; professional services expense (up $2.4 million); business development expense (up $2.2 million); research and platform fees (up $1.9 million); travel, meals and entertainment (up $1.3 million); and communications expense (up $1.2 million); among other things, partly offset by a decrease in check card expenses (down $1.6 million), among other things.

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
Banking
Net income for 2025 increased $65.2 million, or 11.6%, compared to 2024. The increase was primarily the result of a $130.3 million increase in net interest income, a $25.4 million increase in non-interest income, and a $20.8 million decrease in credit loss expense partly offset by a $102.0 million increase in non-interest expense and a $9.4 million increase in income tax expense.
Net interest income for 2025 increased $130.3 million, or 8.1%, compared to 2024. The increase was primarily related to decreases in the average costs of interest-bearing deposit accounts and repurchase agreements combined with an increase in the average volume of loans, and increases in the average yield on and volume of taxable securities, and, to a lesser extent, tax-exempt securities, among other things. The impact of these items was partly offset by a decrease in the average yield on loans, decreases in the average yield on and volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), and a decrease in the average volume of resell agreements, among other things, combined with increases in the average volumes of interest-bearing deposit accounts and repurchase agreements, among other things. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Credit loss expense for 2025 totaled $44.2 million compared to $65.0 million in 2024. See the sections captioned “Credit Loss Expense” and “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet commitments.
Non-interest income for 2025 increased $25.4 million, or 9.6%, compared to 2024. The increase was primarily related to increases in service charges on deposit accounts; insurance commissions and fees; other non-interest income; interchange and card transaction fees; and other charges, commissions and fees.
The increase in service charges on deposit accounts was primarily related to increases in overdraft charges on consumer and, to a lesser extent, commercial accounts, and commercial service charges. The increase in insurance commissions and fees were primarily related to increases in benefit plan commissions, property and casualty commissions and life insurance commissions. The increase in other non-interest income was primarily related to increases in gains on the sale of foreclosed and other assets and income from customer securities trading and derivatives trading activities, partly offset by a decrease in public finance underwriting fees, among other things. The increase in interchange and card transaction fees was primarily due to an increase in income from card transactions partly offset by an increase in network costs. The increase in other charges, commissions and fees was primarily due to increases in commitment fees on unused lines of credit, merchant services rebates, funds transfer service charges, and letter of credit fees, among other things, partly offset by a decrease in subscription fee income, among other things. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for 2025 increased $102.0 million, or 9.0%, compared to 2024. The increase was primarily related to increases in salaries and wages; other non-interest expense; employee benefit expense; technology, furniture, and equipment expense; and net occupancy expense, partly offset by a decrease in deposit insurance expense.
The increase in salaries and wages was primarily related to increases in salaries due to annual merit and market increases and an increase in the number of employees. Salaries and wages were also impacted, to a lesser extent, by increases in incentive compensation and stock-based compensation. The increase in other non-interest expense included increases in fraud losses; sundry and other miscellaneous expense; advertising/promotions expense; donations expense, primarily related to donations to the Frost Charitable Foundation; professional services expense; business development expense; travel, meals and entertainment; and communications expense; among other things, partly offset by a decrease in check card expenses, among other things. The increase in employee benefits expense was primarily related to increases in medical/dental benefits expense, 401(k) plan expense, and payroll taxes. The increase in technology, furniture, and equipment expense was primarily related to increases in cloud services expense, software maintenance expense, depreciation on furniture and equipment, and service contracts expense, among other things. The increase in net occupancy expense was primarily related to increases in depreciation on buildings and leasehold improvements; lease expense; and property taxes, among other things. Deposit insurance expense during 2024 included accruals totaling $9.0 million ($7.1 million after tax) related to a special deposit insurance assessment. During 2025, we reversed a total of $9.7 million ($7.7 million after tax) of our special deposit insurance assessment accrual based upon a decrease in expected future payments related to the special deposit insurance assessment. Excluding the special assessments from 2024 and reversals in 2025, deposit insurance expense did not significantly fluctuate during the comparable periods. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for 2025 decreased $929 thousand, or 2.5%, compared to 2024. The decrease was primarily due to a $14.8 million increase in non-interest expense partly offset by a $13.6 million increase in non-interest income.
Non-interest income for 2025 increased $13.6 million, or 6.9%, compared to 2024. The increase was primarily related to increases in trust and investment management fees and other charges, commissions, and fees. Trust and investment management fee income is the most significant income component for Frost Wealth Advisors. Investment management fees are the most significant component of trust and investment management fees, making up approximately 81.8% and 81.3% of total trust and investment management fees for 2025 and 2024, respectively. The increase in trust and investment management fees was primarily due to an increase in investment management fees and, to a lesser extent, estate fees, among other things. The increase in investment management fees was primarily related to an increase in the average value of assets maintained in accounts. The increase in the average value of assets was partly related to higher average equity valuations during 2025 relative to 2024 and growth in the number of accounts. The increase in estate fees was primarily related to an increase in transaction volumes relative to 2024. The increase in other charges, commissions, and fees was primarily related to increases in income from the placement of annuities and mutual funds, among other things. See the analysis of trust and investment management fees, other non-interest income and other charges, commissions, and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for 2025 increased $14.8 million, or 9.4%, compared to 2024. The increase was primarily related to increases in other non-interest expense; salaries and wages; and employee benefits expense. The increase in other non-interest expense was primarily related to an increases in the corporate overhead expense allocation and research and platform fees, among other things, partly offset by decreases in sundry and other miscellaneous expense and professional services expense. The increase in salaries and wages was primarily due to an increase in salaries, due to annual merit and market increases, as well as an increases in commissions, among other things, partly offset by decreases in incentive compensation and stock-based compensation. The increase in employee benefits was primarily related to increases in 401(k) plan expense, medical/dental benefits expense, and payroll taxes, among other things.
Non-Banks
The Non-Banks operating segment had a net loss of $13.6 million for 2025 compared to a net loss of $15.4 million in 2024. The decrease in net loss was mostly due to a decrease in net interest expense due to a decrease in the average rates paid on our long-term borrowings, among other things.
Income Taxes
We recognized income tax expense of $123.1 million, for an effective tax rate of 16.0%, in 2025 compared to $113.4 million, for an effective tax rate of 16.3%, in 2024. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2025 and 2024 primarily due to the effect of tax-exempt income from securities, loans and life insurance policies, among other things, and their relative proportion to total pre-tax net income. The increase in income tax expense during 2025 was primarily due to an increase in pre-tax net income and a decrease in tax benefits associated with stock compensation, among other things. The decrease in the effective tax rate during 2025 was primarily related to an increase in tax-exempt interest from securities combined with a decrease in non-deductible deposit interest expense. See Note 12 - Income Taxes in the accompanying notes to consolidated financial statements included elsewhere in this report.
One Big Beautiful Bill Act. The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. Among other things, the new law makes permanent certain expiring business tax provisions of the Tax Cuts and Jobs Act (“TCJA”). These include provisions which allow businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets and the cost of qualified domestic research and development. The OBBBA also imposes a floor on tax deductions taken on charitable contributions. These items did not have a significant impact on our financial statements, though some minor operational changes were necessary to support new information reporting requirements. The OBBBA also significantly changes U.S. tax law related to foreign operations and certain tax credits; however, such changes do not currently impact us.
Sources and Uses of Funds
The following table illustrates, during the years presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $51.9 billion in 2025 compared to $49.7 billion in 2024.

	2025	2024	2023
Sources of Funds:
Deposits:
Non-interest-bearing	26.9%	27.9%	30.9%
Interest-bearing	54.5	54.6	52.6
Federal funds purchased	—	0.1	0.1
Repurchase agreements	8.5	7.7	7.7
Long-term debt and other borrowings	0.4	0.4	0.4
Other non-interest-bearing liabilities	1.5	1.7	1.6
Equity capital	8.2	7.6	6.7
Total	100.0%	100.0%	100.0%
Uses of Funds:
Loans	41.0%	39.8%	36.1%
Securities	38.5	38.0	42.0
Interest-bearing deposits	13.8	15.2	14.8
Federal funds sold	—	—	—
Resell agreements	—	0.1	0.2
Other non-interest-earning assets	6.7	6.9	6.9
Total	100.0%	100.0%	100.0%
Deposits continue to be our primary source of funding. Average deposits increased $1.2 billion, or 3.0%, in 2025 compared to 2024. Non-interest-bearing deposits remain a significant source of funding, which has been a key factor in maintaining our relatively low cost of funds. Average non-interest-bearing deposits totaled 33.0% of total average deposits in 2025 compared to 33.8% in 2024.
We primarily invest funds in loans, securities and interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve). Average loans increased $1.4 billion, or 7.3%, in 2025 compared to 2024 while average securities increased $1.1 billion, or 5.9%, in 2025 compared to 2024. Average interest-bearing deposits (primarily amounts held by us in an interest-bearing account at the Federal Reserve) decreased $376.1 million, or 5.0%, in 2025 compared to 2024.

Loans
Overview. Details of our loan portfolio are presented in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report. Year-end total loans increased $1.1 billion, or 5.5%, during 2025 compared to 2024. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans and real estate loans. Commercial and industrial loans made up 28.8% and 29.5% of total loans at December 31, 2025 and 2024 while energy loans made up 5.0% and 5.4% of total loans at December 31, 2025 and 2024 and real estate loans made up 64.1% and 63.0% of total loans at December 31, 2025 and 2024. Energy loans include commercial and industrial loans, leases and real estate loans to borrowers in the energy industry. Real estate loans include both commercial and consumer balances.
Loan Origination/Risk Management. We have certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. The amount and type of collateral supporting a loan impacts the level of credit risk related to that loan. Collateral is regularly assessed as a part of the overall on-going credit evaluation of the loan. We continue to explore the credit and reputational risks associated with climate change and their potential impact on the foregoing, while closely monitoring regulatory developments on climate risk.
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, we avoid financing single-purpose projects unless other underwriting factors are present to help mitigate risk. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting market areas we serve. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans (see the table below under the section captioned “Commercial Real Estate Loans”).
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
Commercial and Industrial. Commercial and industrial loans increased $197.4 million, or 3.2%, during 2025 compared to 2024. Our commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and purchased shared national credits.
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services (iv) providing equipment to support oil and gas drilling (v) refining petrochemicals, or (vi) trading oil, gas and related commodities. Energy loans decreased $34.2 million, or 3.0%, during 2025 compared to 2024. The average loan size, the significance of the portfolio and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and purchased shared national credits.
Commercial Real Estate Loans. Commercial real estate loans increased $342.3 million, or 3.4%, during 2025 compared to 2024. Commercial real estate loans include loans secured by owner occupied real estate; loans secured by non-owner occupied real estate; and construction and land loans, as detailed in the table below. The majority of our commercial real estate loan portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, commercial real estate loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. Commercial real estate loans by class of loan are presented in the following table.

	2025	2024
Commercial real estate:
Owner occupied	$3,987,913	$3,622,201
Non-owner occupied	3,773,028	3,543,019
Construction and land	2,549,869	2,803,303
Total commercial real estate loans	$10,310,810	$9,968,523
Consumer Loans. The consumer loan portfolio at December 31, 2025 increased $631.5 million, or 17.8%, from December 31, 2024. The consumer loan portfolio includes consumer real estate loans and consumer and other loans as presented in the following table.

	2025	2024
Consumer real estate:
Home equity lines of credit	$1,068,393	$911,239
Home equity loans	1,035,971	914,738
Home improvement loans	874,148	852,536
1-4 family mortgage loans	594,825	259,456
Other	145,331	165,420
Total consumer real estate	3,718,668	3,103,389
Consumer and other loans	460,685	444,474
Total consumer loans	$4,179,353	$3,547,863

Consumer real estate loans at December 31, 2025 increased $615.3 million, or 19.8%, from December 31, 2024. Combined, home equity loans and lines of credit made up 56.6% and 58.8% of the consumer real estate loan total at December 31, 2025 and 2024, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. We also originate 1-4 family mortgage loans for portfolio investment purposes. The consumer and other loan portfolio at December 31, 2025 increased $16.2 million, or 3.6%, from December 31, 2024. This portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.
Industry Concentrations. As of December 31, 2025 and 2024, there were no concentrations of loans related to any single industry, as segregated by Standard Industrial Classification code (“SIC code”), in excess of 10% of total loans. The SIC code system is a federally designed standard industrial numbering system used by us to categorize loans by the borrower’s type of business.
The following table summarizes the industry concentrations of our commercial and industrial and energy loan portfolios, as segregated by SIC code, as of December 31, 2025 and 2024.

	2025	2024
Commercial and industrial:
Investor	$810,215	$745,355
Public Finance	619,006	371,522
Contractors	522,576	426,908
Services	388,184	314,785
Automobile	375,630	401,622
Medical Services	350,062	350,484
Manufacturing - Other	288,439	301,842
Financial - Non-banks	276,731	162,366
Wholesale - Heavy Equipment	213,076	237,016
Service - Transportation	186,693	167,724
Utilities	186,263	84,863
Real Estate	170,503	161,494
Service - Legal	164,422	198,588
Aviation	139,258	138,392
Service - Other Professional	134,391	139,162
Wholesale - Commercial Products	126,846	138,637
Building	117,776	319,192
Food - Manufacturing / Wholesale	115,522	124,500
Service - Leasing / Rental	111,835	132,706
Other	1,009,552	1,192,374
Total	$6,306,980	$6,109,532
Energy:
Production	$767,724	$903,654
Service	252,295	203,629
Other	74,650	21,612
Total	$1,094,669	$1,128,895

The following table summarizes our commercial real estate loan portfolio, by underlying property type, as of December 31, 2025 and 2024.

	Owner Occupied		Non-owner Occupied	Construction and Land	Total
December 31, 2025
Property Type:
Office/Warehouse	$1,520,838		$269,321	$371,065	$2,161,224
Office Building	883,804		977,374	100,100	1,961,278
Retail	186,375		961,822	225,756	1,373,953
Multi Family	—		276,840	518,606	795,446
Auto/Truck Dealer	605,217		—	25,183	630,400
Medical Office & Services	277,401		114,370	53,030	444,801
Hotel	—		237,044	155,480	392,524
Non Farm - Non Residential	—		323,039	—	323,039
1-4 Family Construction	—		—	303,322	303,322
Religious	250,305		—	51,179	301,484
Strip Centers	56,489		118,151	59,443	234,083
Land in Development	—		—	233,296	233,296
Other	207,484		495,067	453,409	1,155,960
Total	$3,987,913	398,791,300,000.0%	$3,773,028	$2,549,869	$10,310,810
December 31, 2024
Property Type:
Office / Warehouse	$1,407,342		$262,403	$491,737	$2,161,482
Office Building	851,816		903,225	140,095	1,895,136
Retail	122,544		928,380	177,305	1,228,229
Multi Family	—		260,673	773,681	1,034,354
Auto / Truck Dealer	520,108		—	68,309	588,417
Medical Office & Services	247,199		111,651	36,575	395,425
Non Farm - Non Residential	—		341,612	—	341,612
1-4 Family Construction	—		—	312,066	312,066
Hotel	—		218,145	71,497	289,642
Religious	248,591		—	27,795	276,386
Raw Land	—		—	202,853	202,853
Other	224,601		516,930	501,390	1,242,921
Total	$3,622,201		$3,543,019	$2,803,303	$9,968,523
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

	2025			2024
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Amount outstanding	114	$11,896,340	$6,822,864	115	$11,401,362	$6,794,592
Average		104,354	59,850		99,142	59,083
Purchased Shared National Credits (“SNCs”). Purchased SNCs are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $875.7 million at December 31, 2025 decreasing $129.2 million, or 12.9%, from $1.0 billion at December 31, 2024. At December 31, 2025, 37.3% of outstanding purchased SNCs were related to the construction industry, 17.1% were related to the real estate management industry and 10.4% were related to the financial services industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the energy and commercial and industrial portfolios, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
The following table provides additional information about certain credits within our purchased SNCs portfolio with committed amounts in excess of $50.0 million as of year-end.

	2025			2024
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Amount outstanding	13	$1,156,007	$471,341	14	$1,137,031	$527,769
Average		88,924	36,257		81,217	37,698
Geographic Distribution of Loans. The following table summarizes our loan portfolio by geographic distribution as of December 31, 2025 and 2024. Commercial real estate loans are reported in the geographic region in which the property securing the credit is located. Other loans are reported in the geographic region in which the loans were originated.

	Commercial and Industrial	Energy	Commercial Real Estate		Consumer Real Estate	Consumer and Other	Total
December 31, 2025
San Antonio	$1,704,382	$263,803	$1,817,489		$568,029	$120,957	$4,474,660
Houston	1,526,573	284,788	2,334,115		822,461	93,888	5,061,825
Dallas	791,909	24,835	1,297,609		956,085	34,850	3,105,288
Fort Worth	1,425,558	121,288	1,064,830		561,482	120,665	3,293,823
Austin	392,817	—	1,573,120		687,772	41,730	2,695,439
Gulf Coast	283,977	6,709	516,965		77,843	28,233	913,727
Permian Basin	181,764	393,246	195,287		44,996	20,362	835,655
Out of market - Texas	—	—	402,152		—	—	402,152
Out of market - outside of Texas	—	—	1,109,243		—	—	1,109,243
Total	$6,306,980	$1,094,669	$10,310,810	10310810	$3,718,668	$460,685	$21,891,812

	Commercial and Industrial	Energy	Commercial Real Estate		Consumer Real Estate	Consumer and Other	Total
December 31, 2024
San Antonio	$1,629,016	$367,183	$1,758,010		$477,060	$112,142	$4,343,411
Houston	1,385,026	289,544	2,329,402		667,802	99,507	4,771,281
Dallas	1,045,233	2,137	1,104,578		791,422	37,212	2,980,582
Fort Worth	1,277,775	96,238	994,258		478,666	105,395	2,952,332
Austin	276,676	10	1,508,713		585,369	41,861	2,412,629
Gulf Coast	348,001	2,840	467,712		69,838	31,038	919,429
Permian Basin	147,805	370,943	171,423		33,232	17,319	740,722
Out of market - Texas	—	—	440,817		—	—	440,817
Out of market - outside of Texas	—	—	1,193,610		—	—	1,193,610
Total	$6,109,532	$1,128,895	$9,968,523	9968523	$3,103,389	$444,474	$20,754,813
Further information regarding the geographic distribution of commercial real estate loans, by class, as of December 31, 2025 and 2024, is presented in the table below.

	Owner Occupied		Non-owner Occupied	Construction and Land	Total Commercial Real Estate
December 31, 2025
San Antonio	$854,491		$585,102	$377,896	$1,817,489
Houston	947,598		832,775	553,742	2,334,115
Dallas	515,868		489,094	292,647	1,297,609
Fort Worth	532,693		317,825	214,312	1,064,830
Austin	493,189		555,376	524,555	1,573,120
Gulf Coast	194,769		183,689	138,507	516,965
Permian Basin	40,314		114,847	40,126	195,287
Out of market - Texas	200,561		119,802	81,789	402,152
Out of market - outside of Texas	208,430		574,518	326,295	1,109,243
Total	$3,987,913	3987913	$3,773,028	$2,549,869	$10,310,810
December 31, 2024
San Antonio	$725,065		$537,537	$495,408	$1,758,010
Houston	964,400		837,633	527,369	2,329,402
Dallas	448,324		296,958	359,296	1,104,578
Fort Worth	431,321		350,805	212,132	994,258
Austin	346,889		498,372	663,452	1,508,713
Gulf Coast	202,033		152,265	113,414	467,712
Permian Basin	37,426		116,292	17,705	171,423
Out of market - Texas	222,197		102,179	116,441	440,817
Out of market - outside of Texas	244,546		650,978	298,086	1,193,610
Total	$3,622,201	3622201	$3,543,019	$2,803,303	$9,968,523
Foreign Loans. We make U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2025 or 2024.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of our loan portfolio at December 31, 2025. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial and industrial	$2,549,354	$2,609,324	$1,062,784	$85,518	$6,306,980
Energy	361,803	687,667	44,638	561	1,094,669
Commercial real estate
Owner occupied	289,528	1,595,716	1,985,603	117,066	3,987,913
Non-owner occupied	549,565	2,576,040	588,648	58,775	3,773,028
Construction and land	779,781	1,526,763	222,753	20,572	2,549,869
Consumer Real Estate	30,700	26,323	943,720	2,717,925	3,718,668
Consumer and Other	252,435	201,734	6,516	—	460,685
Total	$4,813,166	$9,223,567	$4,854,662	$3,000,417	$21,891,812
Loans with fixed interest rates:
Commercial and industrial	$350,971	$1,034,302	$815,903	$72,579	$2,273,755
Energy	8,708	76,883	43,416	561	129,568
Commercial real estate:
Owner occupied	169,439	1,159,763	1,001,149	43,014	2,373,365
Non-owner occupied	119,945	770,822	289,343	8,854	1,188,964
Construction and land	23,587	65,158	29,037	9,267	127,049
Consumer Real Estate	26,987	24,951	805,569	1,645,368	2,502,875
Consumer and Other	41,009	53,393	5,379	—	99,781
Total	$740,646	$3,185,272	$2,989,796	$1,779,643	$8,695,357
Loans with variable interest rates:
Commercial and industrial	$2,198,383	$1,575,022	$246,881	$12,939	$4,033,225
Energy	353,095	610,784	1,222	—	965,101
Commercial real estate:
Owner occupied	120,089	435,953	984,454	74,052	1,614,548
Non-owner occupied	429,620	1,805,218	299,305	49,921	2,584,064
Construction and land	756,194	1,461,605	193,716	11,305	2,422,820
Consumer Real Estate	3,713	1,372	138,151	1,072,557	1,215,793
Consumer and Other	211,426	148,341	1,137	—	360,904
Total	$4,072,520	$6,038,295	$1,864,866	$1,220,774	$13,196,455
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

		Accruing Loans 30-89 Days Past Due		Accruing Loans 90 or More Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
December 31, 2025
Commercial and industrial	$6,306,980	$31,212	0.49%	$4,273	0.07%	$35,485	0.56%
Energy	1,094,669	19,480	1.78	—	—	19,480	1.78
Commercial real estate:
Owner occupied	3,987,913	17,074	0.43	3,465	0.09	20,539	0.52
Non-owner occupied	3,773,028	49,305	1.31	6,290	0.17	55,595	1.48
Construction and land	2,549,869	7,955	0.31	1,451	0.06	9,406	0.37
Consumer real estate	3,718,668	26,281	0.71	5,680	0.15	31,961	0.86
Consumer and other	460,685	5,024	1.09	512	0.11	5,536	1.20
Total	$21,891,812	$156,331	0.71	$21,671	0.10	$178,002	0.81
December 31, 2024
Commercial and industrial	$6,109,532	$36,540	0.60%	$7,685	0.13%	$44,225	0.73%
Energy	1,128,895	4,263	0.38	—	—	4,263	0.38
Commercial real estate:
Owner occupied	3,622,201	4,824	0.13	1,331	0.04	6,155	0.17
Non-owner occupied	3,543,019	26,069	0.74	192	0.01	26,261	0.75
Construction and land	2,803,303	6,714	0.24	—	—	6,714	0.24
Consumer real estate	3,103,389	17,015	0.55	5,681	0.18	22,696	0.73
Consumer and other	444,474	6,341	1.43	822	0.18	7,163	1.61
Total	$20,754,813	$101,766	0.49	$15,711	0.08	$117,477	0.57
Accruing past due loans at December 31, 2025 increased $60.5 million compared to December 31, 2024. The increase was primarily related to increases in past due commercial real estate - non-owner occupied loans (up $29.3 million), past due energy loans (up $15.2 million), past due commercial real estate - owner occupied loans (up $14.4 million), and past due consumer real estate loans (up $9.3 million), partly offset by a decrease in past due commercial and industrial loans (down $8.7 million).
Non-Accrual Loans. Non-accrual loans are presented in the tables below. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	December 31, 2025			December 31, 2024
		Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Commercial and industrial	$6,306,980	$50,659	0.80%	$6,109,532	$46,004	0.75%
Energy	1,094,669	3,023	0.28	1,128,895	4,079	0.36
Commercial real estate:
Owner occupied	3,987,913	7,581	0.19	3,622,201	17,643	0.49
Non-owner occupied	3,773,028	465	0.01	3,543,019	2,144	0.06
Construction and land	2,549,869	1,874	0.07	2,803,303	2,133	0.08
Consumer real estate	3,718,668	6,615	0.18	3,103,389	6,511	0.21
Consumer and other	460,685	265	0.06	444,474	352	0.08
Total	$21,891,812	$70,482	0.32	$20,754,813	$78,866	0.38
Allowance for credit losses on loans		$281,495			$270,151
Ratio of allowance for credit losses on loans to non-accrual loans		399.39%			342.54%

Non-accrual loans at December 31, 2025 decreased $8.4 million from December 31, 2024 primarily due to a decreases in non-accrual commercial real estate and energy loans partly offset by an increase in non-accrual commercial and industrial loans.
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
Non-accrual commercial and industrial loans included one credit relationship in excess of $5.0 million totaling at $28.5 million at December 31, 2025. Non-accrual commercial and industrial loans included two credit relationships in excess of $5.0 million totaling $28.7 million at December 31, 2024. During 2025, one of these credit relationships was removed from non-accrual status due to improved credit quality while the other was sold. We recognized a net charge-off of $828 thousand in connection with the sale. There were no non-accrual commercial real estate loans excess of $5.0 million at December 31, 2025 while there was one credit relationship in excess of $5.0 million totaling $7.5 million (owner occupied) at December 31, 2024. This credit relationship paid-off in 2025. Another credit relationship had an aggregate balance of $5.1 million at December 31, 2024 of which $4.6 million was included with non-accrual commercial real estate loans and $586 thousand was included with non-accrual commercial and industrial loans. This credit relationship paid off during 2025 and we recognized $329 thousand as a partial recovery of prior charge-offs. We previously recognized charged-offs totaling $2.4 million on commercial and industrial loans associated with this credit relationship during 2024.
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

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
December 31, 2025
Commercial and industrial	$98,439	28.8%	$6,306,980	1.56%
Energy	11,563	5.0	1,094,669	1.06
Commercial real estate:
Owner occupied	41,526	18.2	3,987,913	1.04
Non-owner occupied	52,054	17.2	3,773,028	1.38
Construction and land	41,530	11.7	2,549,869	1.63
Consumer real estate	25,637	17.0	3,718,668	0.69
Consumer and other	10,746	2.1	460,685	2.33
Total	$281,495	100.0%	$21,891,812	1.29
December 31, 2024
Commercial and industrial	$87,569	29.5%	$6,109,532	1.43%
Energy	9,992	5.4	1,128,895	0.89
Commercial real estate:
Owner occupied	40,969	17.4	3,622,201	1.13
Non-owner occupied	53,524	17.1	3,543,019	1.51
Construction and land	48,712	13.5	2,803,303	1.74
Consumer real estate	19,106	15.0	3,103,389	0.62
Consumer and other	10,279	2.1	444,474	2.31
Total	$270,151	100.0%	$20,754,813	1.30
The allowance allocated to commercial and industrial loans totaled $98.4 million, or 1.56% of total commercial and industrial loans, at December 31, 2025 increasing $10.9 million, or 12.4%, compared to $87.6 million, or 1.43% of total commercial and industrial loans at December 31, 2024. Modeled expected credit losses increased $4.4 million, in part due to growth in the portfolio. Specific allocations for commercial and industrial loans that were evaluated for expected credit losses on an individual basis increased $3.4 million from $13.3 million at December 31, 2024 to $16.6 million at December 31, 2025. The increase in specific allocations for commercial and industrial loans was primarily related to new specific allocations for new individually assessed loans. Qualitative factor (“Q-Factor”) and other qualitative adjustments related to commercial and industrial loans increased $3.1 million, primarily due to an increases in the down-side and credit concentrations overlays.
The allowance allocated to energy loans totaled $11.6 million, or 1.06% of total energy loans, at December 31, 2025 increasing $1.6 million, or 15.7%, compared to $10.0 million, or 0.89% of total energy loans, at December 31, 2024. Modeled expected credit losses increased $3.2 million, in part due to an increase in the weighted-average risk grade of the portfolio. Q-Factor and other qualitative adjustments related to energy loans increased $325 thousand, primarily related to the overlay for credit concentrations.
The allowance allocated to commercial real estate loans totaled $135.1 million, or 1.31% of total commercial real estate loans at December 31, 2025, decreasing $8.1 million, or 5.7%, compared to $143.2 million, or 1.44% of total commercial real estate loans at December 31, 2024. Q-Factor and other qualitative adjustments related to commercial real estate loans decreased $8.2 million, primarily related to decreased model overlays, while modeled expected credit losses related to commercial real estate loans decreased $531 thousand. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis increased from $625 thousand at December 31, 2024 to $1.2 million at December 31, 2025.

Additional information related to the allowance allocated to commercial real estate loans at December 31, 2025 is included in the following table:

	Owner Occupied	Non-owner Occupied	Construction and Land	Total
December 31, 2025
Modeled expected credit losses	$11,635	$4,130	$1,253	$17,018
Q-Factor and other qualitative adjustments	29,169	47,924	39,764	116,857
Specific allocations	722	—	513	1,235
Total	$41,526	$52,054	$41,530	$135,110
Total loans	$3,987,913	$3,773,028	$2,549,869	$10,310,810
Ratio of allowance to loans in each category	1.04%	1.38%	1.63%	1.31%
December 31, 2024
Modeled expected credit losses	$12,579	$4,199	$771	$17,549
Q-Factor and other qualitative adjustments	28,268	49,325	47,438	125,031
Specific allocations	122	—	503	625
Total	$40,969	$53,524	$48,712	$143,205
Total loans	$3,622,201	$3,543,019	$2,803,303	$9,968,523
Ratio of allowance to loans in each category	1.13%	1.51%	1.74%	1.44%
The allowance allocated to consumer real estate loans totaled $25.6 million, or 0.69% of total consumer real estate loans, at December 31, 2025 increasing $6.5 million, or 34.2%, compared to $19.1 million, or 0.62% of total consumer real estate loans at December 31, 2024 primarily due to a $6.7 million increase in modeled expected credit losses.
The allowance allocated to consumer and other loans totaled $10.7 million, or 2.33% of total consumer and other loans, at December 31, 2025 increasing $467 thousand, or 4.5%, compared to $10.3 million, or 2.31% of total consumer loans at December 31, 2024. Q-Factor and other qualitative adjustments related to consumer and other loans increased $2.3 million, which was primarily due to an increase in the consumer overlay. Modeled expected credit losses related to consumer and other loans decreased $1.7 million.
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
In estimating expected credit losses as of December 31, 2025, we utilized the Moody’s Analytics December 2025 Baseline Scenario (the “December 2025 Baseline Scenario”) to forecast the macroeconomic variables used in our models. The December 2025 Baseline Scenario was based on the most likely outcome based on prevailing economic conditions and Moody's forecast of the U.S. economy. The December 2025 Baseline Scenario projections included, among other things, (i) U.S. Nominal Gross Domestic Product average annualized quarterly growth rates of 4.75% in 2026 and 4.03% in 2027; (ii) average annualized U.S. unemployment rate of 4.67% during both 2026 and 2027; (iii) average annualized Texas unemployment rate of 4.36% during 2026 and 4.37% during 2027; (iv) projected average 10 year Treasury rate of 4.23% during 2026 and 4.31% during 2027; and (v) average oil price of $61.09 per barrel during 2026 and $62.90 per barrel during 2027.
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

The overall loan portfolio as of December 31, 2025 increased $1.1 billion, or 5.5%, compared to December 31, 2024. This increase included a $615.3 million, or 19.8%, increase in consumer real estate loans; a $342.3 million, or 3.4%, increase in commercial real estate loans; a $197.4 million, or 3.2%, increase in commercial and industrial loans; and a $16.2 million, or 3.6%, increase in consumer and other loans partly offset by a $34.2 million, or 3.0%, decrease in energy loans
The weighted average risk grade for commercial and industrial loans decreased to 6.44 at December 31, 2025 from 6.64 at December 31, 2024. The decrease was related to a decrease in the weighted-average risk grade of pass grade commercial and industrial loans, which decreased to 6.06 at December 31, 2025 from 6.30 at December 31, 2024 combined with a $39.3 million decrease in higher-risk grade classified loans. Classified loans consist of loans having a risk grade of 11, 12 or 13. The impact of these changes was partly offset by increases in commercial and industrial loans graded as “watch” and “special mention” (together up $127.3 million). The weighted-average risk grade for energy loans increased to 6.16 at December 31, 2025 from 5.58 at December 31, 2024. Pass-grade energy loans decreased $101.1 million while the weighted-average risk grade of such loans increased from 5.51 at December 31, 2024 to 5.86 at December 31, 2025. The increase in the weighted-average risk grade on energy loans was also partly the result of increases in energy loans graded as “watch” and “special mention” (together up $65.0 million). The weighted average risk grade for commercial real estate loans decreased to 7.29 at December 31, 2025 from 7.35 at December 31, 2024. The decrease was primarily related to decreases in commercial real estate loans graded as “watch” and “special mention” (together down $126.6 million) partly offset by an increase in classified commercial real estate loans (up $10.7 million).
As noted above our credit loss models utilized the economic forecasts in the December 2025 Baseline Scenario for our estimated expected credit losses as of December 31, 2025 and the December 2024 Consensus Scenario for our estimate of expected credit losses as of December 31, 2024. We qualitatively adjusted the model results based on these scenarios for various risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factor and other qualitative adjustments are discussed below.
Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of severely negative impact to positive impact and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. As a result of this assessment as of December 31, 2025, modeled expected credit losses were adjusted upwards by a weighted-average Q-Factor adjustment of approximately 3.0%, resulting in a $3.2 million total adjustment, compared to approximately 4.1% at December 31, 2024, which resulted in a $3.8 million total adjustment.
We have also provided additional qualitative adjustments, or management overlays, as of December 31, 2025 as management believes there are still significant risks impacting certain categories of our loan portfolio. Q-Factor and other qualitative adjustments as of December 31, 2025 are detailed in the following table.

	Q-Factor Adjustment	Model Overlays	Office Building Overlays	Down-Side Scenario Overlay	Credit Concentration Overlays	Consumer Overlay	Total
Commercial and industrial	$1,684	$—	$—	$15,986	$8,036	$—	$25,706
Energy	216	—	—	—	3,432	—	3,648
Commercial real estate:
Owner occupied	410	27,834	—	—	925	—	29,169
Non-owner occupied	165	33,435	13,451	—	873	—	47,924
Construction and land	50	36,945	2,273	—	496	—	39,764
Consumer real estate	610	—	—	—	—	—	610
Consumer and other	57	—	—	—	—	5,293	5,350
Total	$3,192	$98,214	$15,724	$15,986	$13,762	$5,293	$152,171

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
The down-side scenario overlay is a qualitative adjustment for our commercial and industrial loan portfolio to address the significant risk of economic recession as a result of inflation; elevated interest rates; labor shortages; disruption in financial markets and global supply chains; further oil price volatility; and the current or anticipated impact of global wars/military conflicts, terrorism, or other geopolitical events. Factors such as these are outside of our control but nonetheless affect customer income levels and could alter anticipated customer behavior, including borrowing, repayment, investment, and deposit practices. To determine this qualitative adjustment, we use an alternative, more pessimistic economic scenario to forecast the macroeconomic variables used in our models. As of December 31, 2025, we used the Moody’s Analytics S3 Alternative Scenario Downside - 90th Percentile. In modeling expected credit losses using this scenario, we also assume each non-classified loan within our modeled loan pools is downgraded by one risk grade level. The qualitative adjustment is based upon the amount by which the alternative scenario modeling results exceed those of the primary scenario used in estimating credit loss expense, adjusted based upon management's assessment of the probability that this more pessimistic economic scenario will occur.
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

	Q-Factor Adjustment	Model Overlays	Office Building Overlays	Down-Side Scenario Overlay	Credit Concentration Overlays	Consumer Overlay	Total
Commercial and industrial	$2,067	$—	$—	$13,732	$6,836	$—	$22,635
Energy	159	—	—	—	3,164	—	3,323
Commercial real estate:
Owner occupied	566	26,699	—	—	1,003	—	28,268
Non-owner occupied	252	34,522	13,365	—	1,186	—	49,325
Construction and land	46	41,232	5,772	—	388	—	47,438
Consumer real estate	620	—	—	—	—	—	620
Consumer and other	95	—	—	—	—	3,000	3,095
Total	$3,805	$102,453	$19,137	$13,732	$12,577	$3,000	$154,704
Additional information related to credit loss expense and net (charge-offs) recoveries is presented in the tables below. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	Credit Loss Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
2025
Commercial and industrial	$19,936	$(9,066)	$6,148,892	(0.15)%
Energy	504	1,067	1,212,187	0.09
Commercial real estate:
Owner occupied	557	—	3,916,639	—
Non-owner occupied	3,139	(4,609)	3,767,472	(0.12)
Construction and land	(7,182)	—	2,405,504	—
Consumer real estate	10,777	(4,246)	3,350,573	(0.13)
Consumer and other	16,887	(16,420)	442,764	(3.71)
Total	$44,618	$(33,274)	$21,244,031	(0.16)
2024
Commercial and industrial	$24,494	$(10,931)	$6,050,352	(0.18)%
Energy	(8,977)	1,155	1,030,532	0.11
Commercial real estate:
Owner occupied	3,932	(122)	3,539,775	—
Non-owner occupied	3,328	(3,779)	3,669,767	(0.10)
Construction and land	9,219	29	2,301,699	—
Consumer real estate	9,753	(4,185)	2,748,161	(0.15)
Consumer and other	23,083	(22,844)	460,492	(4.96)
Total	$64,832	$(40,677)	$19,800,778	(0.21)
2023
Commercial and industrial	$(16,709)	$(13,522)	$5,755,584	(0.23)%
Energy	(1,067)	819	1,017,851	0.08
Commercial real estate:
Owner occupied	1,196	(210)	3,091,313	(0.01)
Non-owner occupied	23,361	282	3,553,699	0.01
Construction and land	16,332	(664)	1,840,877	(0.04)
Consumer real estate	6,736	(1,202)	2,161,729	(0.06)
Consumer and other	23,012	(19,989)	472,170	(4.23)
Total	$52,861	$(34,486)	$17,893,223	(0.19)

We recorded a net credit loss expense related to loans totaling $44.6 million in 2025, $64.8 million in 2024 and $52.9 million in 2023. Net credit loss expense/benefit for each portfolio segment reflects the amount needed to adjust the allowance for credit losses allocated to that segment to the level of expected credit losses determined under our allowance methodology after net charge-offs have been recognized. The net credit loss expense related to loans during 2025 primarily reflects an increase in expected credit losses associated with commercial and industrial loans; consumer real estate loans; and energy loans. The increases in expected credit losses were primarily related to increases in modeled expected credit losses for the aforementioned portfolio segments as well as qualitative adjustments and specific allocations for commercial and industrial loans. The net credit loss expense related to loans during 2025 also reflects charge-off trends related to consumer and other loans (primarily overdrafts) and commercial and industrial loans and, to a lesser extent, both commercial and consumer real estate loans. The impact of these items was partly offset by a decrease in expected credit losses associated with commercial real loans; primarily related to decreases in the model overlays and the office building overlays.
The ratio of the allowance for credit losses on loans to total loans was 1.29% at December 31, 2025 compared to 1.30% at December 31, 2024. Management believes the recorded amount of the allowance for credit losses on loans is appropriate based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, our estimate of current expected credit losses could also change, which could affect the level of future credit loss expense related to loans.
Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures totaled $51.3 million at December 31, 2025 and $51.9 million at December 31, 2024. The level of the allowance for credit losses on off-balance-sheet credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio. The allowance for credit losses on off-balance-sheet credit exposures at December 31, 2024 was also impacted by a $4.3 million specific allocation related to certain unfunded letters of credit for a commercial and industrial borrower that was evaluated for expected credit losses on an individual basis. We recognized a net credit loss benefit related to off-balance-sheet credit exposures totaling $606 thousand in 2025 compared to a net credit loss expense of $153 thousand during 2024 and a net credit loss benefit of $6.8 million during 2023. Further information regarding our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures is presented in Note 7 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies in the accompanying notes to consolidated financial statements included elsewhere in this report.

Securities
The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2025. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only. Held-to-maturity securities are presented at amortized cost before any allowance for credit losses.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Residential mortgage- backed securities	$—	—%	$495,067	2.28%	$11,221	2.54%	$607,186	4.96%	$1,113,474	3.74%
States and political subdivisions	10,585	4.77	28,634	4.14	78,947	3.92	2,198,539	4.67	2,316,705	4.64
Other	—	—	1,500	4.78	—	—	—	—	1,500	4.78
Total	$10,585	4.77	$525,201	2.38	$90,168	3.75	$2,805,725	4.73	$3,431,679	4.35
Available for sale:
U.S. Treasury	$840,252	2.48%	$1,299,741	1.69%	$176,274	1.29%	$140,250	2.15%	$2,456,517	1.95%
Residential mortgage- backed securities	63	1.73	9,838	4.75	2,485	5.59	8,109,408	3.75	8,121,794	3.75
States and political subdivisions	240,683	3.50	340,030	3.18	636,221	3.08	4,132,923	4.23	5,349,857	4.00
Other	—	—	—	—	—	—	—	—	42,428	—
Total	$1,080,998	2.71	$1,649,609	2.00	$814,980	2.67	$12,382,581	3.89	$15,970,596	3.56
All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2025, all of the securities in our municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 69.7% are either guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength rating, or secured by U.S. Treasury securities via defeasance of the debt by the issuers.
The average taxable-equivalent yield on the securities portfolio based on a 21% tax rate was 3.77% in 2025 compared to 3.38% in 2024. Tax-exempt municipal securities totaled 34.1% of average securities in 2025 compared to 35.2% in 2024. The average yield on taxable securities was 3.41% in 2025 compared to 2.92% in 2024, while the average taxable-equivalent yield on tax-exempt securities was 4.52% in 2025 compared to 4.31% in 2024. See the section captioned “Net Interest Income” elsewhere in this discussion.
Deposits
The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

	2025		2024		2023
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand deposits	$13,924,354		$13,841,361		$15,339,766
Interest-bearing deposits:
Savings and interest checking	9,868,780	0.23%	9,698,538	0.37%	10,671,896	0.39%
Money market accounts	11,849,784	2.22	11,218,814	2.72	11,545,437	2.68
Time accounts	6,568,647	3.77	6,206,345	4.63	3,880,756	4.05
Total interest-bearing deposits	28,287,211	1.89	27,123,697	2.32	26,098,089	1.95
Total deposits	$42,211,565	1.26	$40,965,058	1.54	$41,437,855	1.23

Average deposits increased $1.2 billion, or 3.0%, in 2025 compared to 2024. The increase was primarily related to interest-bearing deposits which increased $1.2 billion, or 4.3%, primarily due to an increase in money market accounts and to a lesser extent increases in time deposits and savings and interest checking accounts. Average non-interest-bearing demand deposits increased $83.0 million, or 0.6%. The ratio of average interest-bearing deposits to total average deposits was 67.0% in 2025 compared to 66.2% in 2024. The average rates paid on interest-bearing deposits and total deposits were 1.89% and 1.26%, respectively, during 2025 compared to 2.32% and 1.54%, respectively, during 2024. The average rate paid on interest-bearing deposits during 2025 was impacted by decreases in the interest rates we pay on most of our interest-bearing deposit products as a result of decreases in average market interest rates.
Geographic Concentrations. The following table summarizes our average total deposit portfolio, as segregated by the geographic region from which the deposit accounts were originated. Certain accounts, such as correspondent bank deposits and deposits allocated to certain statewide operational units, are recorded at the statewide level.

		Percent		Percent		Percent
	2025	of Total	2024	of Total	2023	of Total
San Antonio	$12,342,795	29.2%	$12,042,002	29.4%	$12,173,068	29.4%
Houston	8,195,443	19.4	7,956,461	19.4	7,907,736	19.1
Fort Worth	6,664,885	15.8	6,427,197	15.7	6,816,404	16.4
Austin	5,017,800	11.9	4,923,932	12.0	5,170,579	12.5
Dallas	3,963,695	9.4	3,708,042	9.1	3,505,807	8.5
Gulf Coast	3,214,476	7.6	3,196,107	7.8	3,214,499	7.8
Permian Basin	2,289,161	5.5	2,216,971	5.4	2,139,059	5.2
Statewide	523,310	1.2	494,346	1.2	510,703	1.1
Total	$42,211,565	100.0%	$40,965,058	100.0%	$41,437,855	100.0%
Foreign Deposits. Mexico has historically been considered a part of the natural trade territory of our banking offices. Accordingly, U.S. dollar-denominated foreign deposits from sources within Mexico have traditionally been a significant source of funding. Average deposits from foreign sources, primarily Mexico, totaled $1.2 billion in 2025 and $1.1 billion in 2024.
Brokered Deposits. From time to time, we have obtained interest-bearing deposits through brokered transactions including participation in the Certificate of Deposit Account Registry Service (“CDARS”). Brokered deposits were not significant during the reported periods.

Capital and Liquidity
Capital. Shareholders’ equity totaled $4.6 billion at December 31, 2025 and $3.9 billion at December 31, 2024. In addition to net income of $648.6 million, other sources of capital during 2025 included other comprehensive income, net of tax, of $409.1 million; $24.8 million related to stock-based compensation; and $11.9 million in proceeds from stock option exercises. Uses of capital during 2025 included $262.0 million of dividends paid on preferred and common stock and $157.8 million of treasury stock purchases.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized loss of $843.0 million at December 31, 2025 compared to a net, after-tax, unrealized loss of $1.3 billion at December 31, 2024. The decrease in the net, after-tax, unrealized loss was primarily due to a $407.2 million net, after-tax, increase in the fair value of securities available for sale.
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
We paid quarterly dividends of $0.95, $1.00, $1.00 and $1.00 per common share during the first, second, third and fourth quarters of 2025, respectively, and quarterly dividends of $0.92, $0.92, $0.95 and $0.95 per common share during the first, second, third and fourth quarters of 2024, respectively. This equates to a dividend payout ratio of 39.8% in 2025 and 40.3% in 2024. The amount of dividend, if any, we may pay may be limited as more fully discussed in Note 8 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
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
Purchases of Equity Securities. From time to time, our board of directors has authorized stock repurchase plans. On January 29, 2025, our board of directors authorized a $150.0 million stock repurchase plan (the “2025 Repurchase Plan”), allowing us to repurchase shares of our common stock over a one-year period expiring on January 28, 2026. The 2025 Repurchase Plan was publicly announced in a current report on Form 8-K filed with the SEC on January 30, 2025. Shares repurchased under stock repurchase plans may be repurchased from time to time through a variety of methods, which may include open market purchases, in privately negotiated transactions, block trades, accelerated share repurchase transactions, and/or through other legally permissible means. The timing and amount of any share repurchases is determined by management at its discretion and based on market conditions and other considerations. Share repurchase plans may be suspended or discontinued at any time at our discretion and we are not obligated to purchase any amount of common stock. Stock repurchase plans allow us to proactively manage our capital position and provide management the ability to repurchase shares of our common stock opportunistically in instances where management believes the market price undervalues our company. Such plans also provide us with the ability to repurchase shares of common stock that can be used to satisfy obligations related to stock compensation awards in order to mitigate the dilutive effect of such awards. Under the 2025 Repurchase Plan, we repurchased 1,203,141 shares at a total cost of $150.0 million during 2025. During 2025, we also repurchased 51,340 shares at a total cost of $6.7 million in connection with the vesting of certain share awards. Repurchases made in connection with the vesting of share awards are not associated with any publicly announced stock repurchase plan.
Under prior publicly announced stock repurchase plans, we repurchased 489,862 shares at a total cost of $50.0 million during 2024 and 400,868 shares at a total cost of $39.0 million during 2023. Shares repurchased in connection with the vesting of certain share awards totaled 87,775, at a total cost of $10.9 million, in 2024 and 35,897, at a total cost of $3.5 million, in 2023.
On January 28, 2026, our board of directors authorized a $300.0 million stock repurchase plan (the “2026 Repurchase Plan”), allowing us to repurchase shares of our common stock over a one-year period expiring on January 27, 2027. This repurchase plan was publicly announced in a current report on Form 8-K filed with the SEC on January 29, 2026.
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
Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. Our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings as well as maturities of securities and loan amortization. As of December 31, 2025, we had approximately $8.2 billion held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the Federal Home Loan Bank (“FHLB”). As of December 31, 2025, based upon available, pledgeable collateral, our total borrowing capacity with the FHLB was approximately $6.9 billion. Furthermore, at December 31, 2025, we had approximately $11.3 billion in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed. As of December 31, 2025, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements included elsewhere in this report for the expected timing of such payments as of December 31, 2025. These include payments related to (i) long-term borrowings (Note 6 - Borrowed Funds), (ii) operating leases (Note 4 - Premises and Equipment and Lease Commitments), (iii) time deposits with stated maturity dates (Note 5 - Deposits) and (iv) commitments to extend credit and standby letters of credit (Note 7 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies).
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 8 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At December 31, 2025, Cullen/Frost had liquid assets, primarily consisting of cash on deposit at Frost Bank, totaling $301.2 million.

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
Our model simulations as of December 31, 2025 indicate that our projected balance sheet is slightly more asset sensitive in comparison to our balance sheet as of December 31, 2024. For modeling purposes, as of December 31, 2025, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.5% and 3.0%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in a negative variances in net interest income of 1.3% and 3.4%, respectively, relative to the flat-rate case over the next 12 months. For modeling purposes, as of December 31, 2024, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.5% and 2.8%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in a negative variances in net interest income of 1.1% and 2.2%, respectively, relative to the flat-rate case over the next 12 months.

We do not currently pay interest on a significant portion of our commercial demand deposits. Any interest rate that would ultimately be paid on these commercial demand deposits would likely depend upon a variety of factors, some of which are beyond our control. Our December 31, 2025 and December 31, 2024 model simulations did not assume any payment of interest on commercial demand deposits (those not already receiving an earnings credit). Management believes, based on our experience during the last interest rate cycle, that it is less likely we will pay interest on these deposits as rates increase.
As of December 31, 2025, the effects of a 200 basis point increase and a 200 basis point decrease in interest rates on our derivative holdings would not result in a significant variance in our net interest income.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cullen/Frost Bankers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 5, 2026 expressed an unqualified opinion thereon.
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

Allowances for Credit Losses
Description of the Matter
The Company’s loan portfolio totaled $21.9 billion as of December 31, 2025 and the associated allowance for credit losses on loans was $ 281.5 million. The Company’s unfunded loan commitments totaled $ 12.9 billion, with an associated allowance for credit loss of $ 51.3 million. Together these amounts represent the allowances for credit losses (“ACL”). As discussed in Notes 1, and 3 to the consolidated financial statements, in the cases of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. As discussed in Notes 1, 3, and 7 to the consolidated financial statements, in the case of unfunded loan commitments, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities. The amount of each allowance account represented management’s best estimate of current expected credit losses on these financial instruments considering all available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. In calculating the allowance for credit losses, most loans were segmented into pools based upon similar characteristics and risk profiles. For each loan pool, management measured expected credit losses over the life of each loan utilizing a combination of models which measured probability of default (“PD”), probability of attrition (“PA”), loss given default (“LGD”), and exposure at default (“EAD”). Modeled expected credit losses were calculated as the product of PD (adjusted for attrition), LGD, and EAD. PD and PA were estimated by analyzing internally sourced data related to historical performance of each loan pool over a complete economic cycle. PD and PA were adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period. After the reasonable and supportable forecast period, the forecasted macroeconomic variables were reverted to their historical mean utilizing a rational, systematic basis. The LGD was based on historical recovery averages for each loan pool, adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over the reasonable and supportable forecast period. EAD was estimated using a linear regression model that estimates the average percentage of the loan balance that remains at the time of default. In some cases, management determined that an individual loan exhibited unique risk characteristics which differentiated the loan from other loans with the identified loan pools. In such cases, the loans were evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Management qualitatively adjusted model results for risk factors that were not considered within the modeling processes but were nonetheless relevant in assessing the expected credit losses within the loan pools. These qualitative factor adjustments modified management’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk.
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
San Antonio, Texas
February 5, 2026

Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2025	2024
Assets:
Cash and due from banks	$681,325	$722,906
Interest-bearing deposits	8,183,080	9,495,777
Federal funds sold	—	5,925
Resell agreements	9,650	9,650
Total cash and cash equivalents	8,874,055	10,234,258
Securities held to maturity, net of allowance for credit losses of $500 at 2025 and $310 at 2024	3,431,179	3,533,775
Securities available for sale, at estimated fair value	15,970,596	15,043,625
Trading account securities	37,604	33,910
Loans, net of unearned discounts	21,891,812	20,754,813
Less: Allowance for credit losses on loans	(281,495)	(270,151)
Net loans	21,610,317	20,484,662
Premises and equipment, net	1,313,225	1,245,377
Accrued interest receivable and other assets	1,804,448	1,944,652
Total assets	$53,041,424	$52,520,259

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$14,143,815	$14,441,820
Interest-bearing deposits	28,774,049	28,280,928
Total deposits	42,917,864	42,722,748
Federal funds purchased	18,775	21,975
Repurchase agreements	4,525,855	4,342,941
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	123,242	123,184
Subordinated notes, net of unamortized issuance costs	99,804	99,648
Accrued interest payable and other liabilities	782,848	1,311,175
Total liabilities	48,468,388	48,621,671

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 150,000 Series B shares ($1,000 liquidation preference) issued in 2025 and 2024	145,452	145,452
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,404,582 shares issued in both 2025 and 2024	644	644
Additional paid-in capital	1,100,327	1,075,572
Retained earnings	4,309,171	3,951,482
Accumulated other comprehensive income (loss), net of tax	(842,951)	(1,252,004)
Treasury stock, at cost; 1,117,394 shares in 2025 and 207,150 in 2024	(139,607)	(22,558)
Total shareholders’ equity	4,573,036	3,898,588
Total liabilities and shareholders’ equity	$53,041,424	$52,520,259
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Interest income:
Loans, including fees	$1,383,694	$1,375,442	$1,189,377
Securities:
Taxable	488,257	396,224	406,289
Tax-exempt	239,259	218,177	240,131
Interest-bearing deposits	308,751	397,414	376,010
Federal funds sold	196	270	1,288
Resell agreements	590	3,110	4,621
Total interest income	2,420,747	2,390,637	2,217,716
Interest expense:
Deposits	533,265	629,107	508,255
Federal funds purchased	1,079	1,556	1,524
Repurchase agreements	137,908	141,833	135,969
Junior subordinated deferrable interest debentures	7,689	8,872	8,647
Subordinated notes	4,657	4,657	4,657
Total interest expense	684,598	786,025	659,052
Net interest income	1,736,149	1,604,612	1,558,664
Credit loss expense	44,202	64,985	46,171
Net interest income after credit loss expense	1,691,947	1,539,627	1,512,493
Non-interest income:
Trust and investment management fees	177,097	165,270	153,315
Service charges on deposit accounts	121,572	106,230	93,504
Insurance commissions and fees	65,502	61,269	58,271
Interchange and card transaction fees	22,858	21,017	19,419
Other charges, commissions and fees	57,511	53,348	49,026
Net gain (loss) on securities transactions	(850)	(96)	66
Other	55,405	52,060	54,941
Total non-interest income	499,095	459,098	428,542
Non-interest expense:
Salaries and wages	674,647	621,394	547,718
Employee benefits	146,101	122,446	115,306
Net occupancy	136,940	128,751	124,396
Technology, furniture and equipment	165,744	148,487	135,286
Deposit insurance	18,752	37,269	76,589
Other	277,156	244,411	229,367
Total non-interest expense	1,419,340	1,302,758	1,228,662
Income before income taxes	771,702	695,967	712,373
Income taxes	123,145	113,425	114,400
Net income	648,557	582,542	597,973
Preferred stock dividends	6,675	6,675	6,675
Net income available to common shareholders	$641,882	$575,867	$591,298
Earnings per common share:
Basic	$9.92	$8.88	$9.11
Diluted	9.92	8.87	9.10
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$648,557	$582,542	$597,973
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	514,556	(171,662)	277,926
Change in net unrealized gain on securities transferred to held to maturity	(521)	(629)	(649)
Reclassification adjustment for net (gains) losses included in net income	850	96	(66)
Total securities available for sale and transferred securities	514,885	(172,195)	277,211
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,665	2,439	9,278
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,239	1,673	3,479
Total defined-benefit post-retirement benefit plans	2,904	4,112	12,757
Other comprehensive income (loss), before tax	517,789	(168,083)	289,968
Deferred tax expense (benefit)	108,736	(35,298)	60,893
Other comprehensive income (loss), net of tax	409,053	(132,785)	229,075
Comprehensive income (loss)	$1,057,610	$449,757	$827,048
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Balance at January 1, 2023	$145,452	$643	$1,029,756	$3,309,671	$(1,348,294)	$—	$3,137,228
Net income	—	—	—	597,973	—	—	597,973
Other comprehensive income, net of tax	—	—	—	—	229,075	—	229,075
Stock option exercises/stock unit conversions (267,357 shares)	—	1	1,463	(10,958)	—	18,793	9,299
Stock-based compensation expense recognized in earnings	—	—	24,590	—	—	—	24,590
Purchase of treasury stock (436,765 shares)	—	—	—	—	—	(42,720)	(42,720)
Cash dividends – Series B preferred stock (approximately $44.50 per share which is equivalent to approximately $1.11 per depositary share)	—	—	—	(6,675)	—	—	(6,675)
Cash dividends – common stock ($3.58 per share)	—	—	—	(232,323)	—	—	(232,323)
Balance at December 31, 2023	145,452	644	1,055,809	3,657,688	(1,119,219)	(23,927)	3,716,447
Net income	—	—	—	582,542	—	—	582,542
Other comprehensive income, net of tax	—	—	—	—	(132,785)	—	(132,785)
Stock option exercises/stock unit conversions (589,782 shares)	—	—	—	(39,627)	—	62,270	22,643
Stock-based compensation expense recognized in earnings	—	—	19,763	—	—	—	19,763
Purchase of treasury stock (577,637 shares)	—	—	—	—	—	(60,901)	(60,901)
Cash dividends – Series B preferred stock (approximately $44.50 per share which is equivalent to approximately $1.11 per depositary share)	—	—	—	(6,675)	—	—	(6,675)
Cash dividends – common stock ($3.74 per share)	—	—	—	(242,446)	—	—	(242,446)
Balance at December 31, 2024	145,452	644	1,075,572	3,951,482	(1,252,004)	(22,558)	3,898,588
Net income	—	—	—	648,557	—	—	648,557
Other comprehensive income, net of tax	—	—	—	—	409,053	—	409,053
Stock option exercises/stock unit conversions (344,237 shares)	—	—	—	(28,837)	—	40,783	11,946
Stock-based compensation expense recognized in earnings	—	—	24,755	—	—	—	24,755
Purchase of treasury stock (1,254,481 shares)	—	—	—	—	—	(157,832)	(157,832)
Cash dividends – Series B preferred stock (approximately $44.50 per share which is equivalent to approximately $1.11 per depositary share)	—	—	—	(6,675)	—	—	(6,675)
Cash dividends – common stock ($3.95 per share)	—	—	—	(255,356)	—	—	(255,356)
Balance at December 31, 2025	$145,452	$644	$1,100,327	$4,309,171	$(842,951)	$(139,607)	$4,573,036
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net income	$648,557	$582,542	$597,973
Adjustments to reconcile net income to net cash from operating activities:
Credit loss expense	44,202	64,985	46,171
Deferred tax expense (benefit)	5,372	(11,600)	(14,829)
Accretion of loan discounts	(26,624)	(23,951)	(17,724)
Securities premium amortization (discount accretion), net	39,600	45,213	63,893
Net (gain) loss on securities transactions	850	96	(66)
Depreciation and amortization	87,785	82,817	76,442
Net (gain) loss on sale/exchange/write-down of assets/foreclosed assets	(3,031)	(141)	750
Stock-based compensation	24,755	19,763	24,590
Net tax benefit from stock-based compensation	2,265	3,795	894
Earnings on life insurance policies	(3,940)	(3,745)	(2,944)
Net change in:
Trading account securities	(3,694)	(3,644)	(2,220)
Lease right-of-use assets	24,832	25,264	23,573
Accrued interest receivable and other assets	(7,669)	259,142	(232,665)
Accrued interest payable and other liabilities	(559,281)	(51,004)	(84,993)
Net cash from operating activities	273,979	989,532	478,845
Investing Activities:
Securities held to maturity:
Purchases	(1,500)	—	(1,147,624)
Maturities, calls and principal repayments	100,314	81,750	162,142
Securities available for sale:
Purchases	(21,495,449)	(17,899,779)	(19,124,336)
Sales	45,372	123,254	1,904,067
Maturities, calls and principal repayments	21,021,849	19,600,708	19,103,872
Proceeds from sale of loans	14,119	3,323	15,851
Net change in loans	(1,158,427)	(1,966,111)	(1,701,895)
Net cash paid in insurance agency asset acquisitions	—	(703)	—
Benefits received on life insurance policies	2,479	1,823	1,937
Proceeds from sales of premises and equipment	960	25	1,282
Purchases of premises and equipment	(146,652)	(127,776)	(158,630)
Proceeds from sales of repossessed properties	15,840	2,607	583
Net cash from investing activities	(1,601,095)	(180,879)	(942,751)
Financing Activities:
Net change in deposits	195,116	802,180	(2,033,628)
Net change in short-term borrowings	179,714	223,528	(570,903)
Proceeds from stock option exercises	11,946	22,643	9,299
Purchase of treasury stock	(157,832)	(60,901)	(42,720)
Cash dividends paid on preferred stock	(6,675)	(6,675)	(6,675)
Cash dividends paid on common stock	(255,356)	(242,446)	(232,323)
Net cash from financing activities	(33,087)	738,329	(2,876,950)
Net change in cash and cash equivalents	(1,360,203)	1,546,982	(3,340,856)
Cash and cash equivalents at beginning of year	10,234,258	8,687,276	12,028,132
Cash and cash equivalents at end of year	$8,874,055	$10,234,258	$8,687,276
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
We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. We consolidate voting interest entities in which we have all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. Our wholly owned subsidiary, Cullen/Frost Capital Trust II, is a VIE for which we are not the primary beneficiary and, as such, its accounts are not included in our consolidated financial statements. Nonetheless, under the Basel III Capital Rules, trust preferred securities may be included as a component of Tier 2 capital on a permanent basis without phase-out.
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
As of December 31, 2025 and 2024, we had $11.2 million and $350 thousand in cash collateral on deposit with other financial institution counterparties to derivative transactions.

Cash Flow Reporting. Cash and cash equivalents include cash, deposits with other financial institutions that have an initial maturity of less than 90 days when acquired by us, federal funds sold and resell agreements. Net cash flows are reported for loans, deposit transactions and short-term borrowings. Additional cash flow information was as follows.

	Year Ended December 31,
	2025	2024	2023
Cash paid for:
Interest	$697,731	$788,377	$616,274
U.S. federal income taxes, net of refunds received	110,500	121,986	117,986
State income/franchise taxes, net of refunds received	1,806	1,910	719
Significant non-cash transactions:
Unsettled securities transactions	20,716	501,587	1,452
Loans foreclosed and transferred to other real estate owned and foreclosed assets	659	19,297	—
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	13,728	15,044	15,259
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

In recognizing lease right-of-use assets and related lease liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. Lease payments over the expected term are discounted using our incremental borrowing rate referenced to the Federal Home Loan Bank Secure Connect advance rates for borrowings of similar term. We also consider renewal and termination options in the determination of the term of the lease. If it is reasonably certain that a renewal or termination option will be exercised, the effects of such options are included in the determination of the expected lease term. Generally, we cannot be reasonably certain about whether or not we will renew a lease until such time the lease is within the last two years of the existing lease term. However, renewal options related to our regional headquarters facilities, operations centers and ground leases are evaluated on a case-by-case basis, typically in advance of such time frame. When we are reasonably certain that a renewal option will be exercised, we measure/remeasure the right-of-use asset and related lease liability using the lease payments specified for the renewal period or, if such amounts are unspecified, we generally assume an increase (evaluated on a case-by-case basis in light of prevailing market conditions) in the lease payment over the final period of the existing lease term.
Foreclosed Assets. Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Write-downs occurring at acquisition are charged against the allowance for credit losses on loans. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $1.3 million and $14.1 million at December 31, 2025 and 2024. Regulatory guidelines require us to reevaluate the fair value of foreclosed assets on at least an annual basis. Our policy is to comply with the regulatory guidelines. If the fair value of the asset declines, a write-down is recorded through other non-interest expense along with other expenses related to maintaining the properties. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. There were no write-downs of foreclosed assets in 2025, 2024, or 2023. There were no significant concentrations of any properties, to which the aforementioned write-downs relate, in any single geographic region.
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
Accounting Changes, Reclassifications and Restatements. Certain items in prior financial statements have been reclassified to conform to the current presentation. We adopted ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” for our annual financial statements in 2025. See Note 12 - Income Taxes.
Note 2 - Securities
Securities - Held to Maturity. A summary of the amortized cost, fair value and allowance for credit losses related to securities held to maturity as of December 31, 2025 and 2024 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses	Net Carrying Amount
December 31, 2025
Residential mortgage-backed securities	$1,113,474	$5,952	$29,220	$1,090,206	$—	$1,113,474
States and political subdivisions	2,316,705	10,089	123,068	2,203,726	(500)	2,316,205
Other	1,500	—	1	1,499	—	1,500
Total	$3,431,679	$16,041	$152,289	$3,295,431	$(500)	$3,431,179
December 31, 2024
Residential mortgage-backed securities	$1,193,840	$—	$71,076	$1,122,764	$—	$1,193,840
States and political subdivisions	2,338,745	13,954	116,414	2,236,285	(310)	2,338,435
Other	1,500	—	3	1,497	—	1,500
Total	$3,534,085	$13,954	$187,493	$3,360,546	$(310)	$3,533,775

All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. The carrying value of held-to-maturity securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $1.4 billion at both December 31, 2025 and 2024, respectively. Accrued interest receivable on held-to-maturity securities totaled $37.2 million and $37.8 million at December 31, 2025 and 2024, respectively and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
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
The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by States and political subdivisions and other securities as of December 31, 2025:

	States and Political Subdivisions
	Not Guaranteed or Pre-Refunded	Guaranteed by the Texas PSF	Guaranteed by Third Party	Pre-Refunded	Total	Other Securities
Aaa/AAA	$300,477	$1,467,646	$6,140	$35,216	$1,809,479	$—
Aa/AA	488,778	—	13,579	—	502,357	—
A	4,869	—	—	—	4,869	—
Not rated	—	—	—	—	—	1,500
Total	$794,124	$1,467,646	$19,719	$35,216	$2,316,705	$1,500
Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of December 31, 2025, there were no past due principal or interest payments associated with these securities. The PSF is a sovereign wealth fund which serves to provide revenues for funding of public primary and secondary education in the State of Texas. Based upon (i) the PSF's AAA insurer financial strength rating, (ii) the PSF's substantial capitalization and excess guarantee capacity and (iii) a zero historical loss rate, no allowance for credit losses has been recorded for securities guaranteed by the PSF as there is no current expectation of credit losses related to these securities. Pre-refunded securities have been defeased by the issuer and are fully secured by cash and/or U.S. Treasury securities held in escrow for payment to holders when the underlying call dates of the securities are reached. Accordingly, no allowance for credit losses has been recorded for securities that have been defeased as there is no current expectation of credit losses related to these securities.
The following table details activity in the allowance for credit losses on held-to-maturity securities.

	2025	2024	2023
Beginning balance	$310	$310	$158
Credit loss expense (benefit)	190	—	152
Ending balance	$500	$310	$310

Securities - Available for Sale. A summary of the amortized cost, fair value and allowance for credit losses related to securities available for sale as of December 31, 2025 and 2024 is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2025
U.S. Treasury	$2,604,852	$22	$148,357	$—	$2,456,517
Residential mortgage-backed securities	8,818,139	54,668	751,013	—	8,121,794
States and political subdivisions	5,548,304	29,000	227,447	—	5,349,857
Other	42,428	—	—	—	42,428
Total	$17,013,723	$83,690	$1,126,817	$—	$15,970,596

December 31, 2024
U.S. Treasury	$3,692,215	$—	$249,895	$—	$3,442,320
Residential mortgage-backed securities	8,024,704	2,352	1,029,154	—	6,997,902
States and political subdivisions	4,842,060	2,493	284,329	—	4,560,224
Other	43,179	—	—	—	43,179
Total	$16,602,158	$4,845	$1,563,378	$—	$15,043,625
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At December 31, 2025, all of the securities in our available for sale municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 71.5% are either guaranteed by the PSF or have been pre-refunded. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of available-for-sale securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $6.6 billion and $6.2 billion at December 31, 2025 and 2024, respectively. Accrued interest receivable on available-for-sale securities totaled $122.5 million and $104.9 million at December 31, 2025 and 2024, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The table below summarizes, as of December 31, 2025, securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by type of security and length of time in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$2,407,177	$148,357	$2,407,177	$148,357
Residential mortgage-backed securities	65,522	192	4,540,847	750,821	4,606,369	751,013
States and political subdivisions	798,513	9,195	2,758,967	218,252	3,557,480	227,447
Total	$864,035	$9,387	$9,706,991	$1,117,430	$10,571,026	$1,126,817
As of December 31, 2025, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Contractual Maturities. The following table summarizes the maturity distribution schedule of securities held to maturity and securities available for sale as of December 31, 2025. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
Held To Maturity
Amortized Cost
Residential mortgage-backed securities	$—	$495,067	$11,221	$607,186	$1,113,474
States and political subdivisions	10,585	28,634	78,947	2,198,539	2,316,705
Other	—	1,500	—	—	1,500
Total	$10,585	$525,201	$90,168	$2,805,725	$3,431,679
Estimated Fair Value
Residential mortgage-backed securities	$—	$467,368	$9,734	$613,104	$1,090,206
States and political subdivisions	10,597	28,951	78,444	2,085,734	2,203,726
Other	—	1,499	—	—	1,499
Total	$10,597	$497,818	$88,178	$2,698,838	$3,295,431
Available For Sale
Amortized Cost
U. S. Treasury	$845,957	$1,367,327	$198,405	$193,163	$2,604,852
Residential mortgage-backed securities	64	9,847	2,424	8,805,804	8,818,139
States and political subdivisions	240,643	340,268	661,716	4,305,677	5,548,304
Other	—	—	—	—	42,428
Total	$1,086,664	$1,717,442	$862,545	$13,304,644	$17,013,723
Estimated Fair Value
U. S. Treasury	$840,252	$1,299,741	$176,274	$140,250	$2,456,517
Residential mortgage-backed securities	63	9,838	2,485	8,109,408	8,121,794
States and political subdivisions	240,683	340,030	636,221	4,132,923	5,349,857
Other	—	—	—	—	42,428
Total	$1,080,998	$1,649,609	$814,980	$12,382,581	$15,970,596
Sales of Securities. Sales of securities available for sale were as follows:

	2025	2024	2023
Proceeds from sales	$45,372	$123,254	$1,904,067
Gross realized gains	43	426	5,758
Gross realized losses	(893)	(522)	(5,692)
Tax benefit (expense) related to securities gains/losses	179	20	(14)
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	2025	2024	2023
Premium amortization	$(60,337)	$(66,257)	$(85,506)
Discount accretion	20,737	21,044	21,613
Net (premium amortization) discount accretion	$(39,600)	$(45,213)	$(63,893)

Trading Account Securities. Year-end trading account securities, at estimated fair value, were as follows:

	2025	2024
U.S. Treasury	$36,650	$33,910
States and political subdivisions	954	—
Total	$37,604	$33,910
Net gains and losses on trading account securities included in other non-interest income were as follows:

	2025	2024	2023
Net gain on sales transactions	$5,549	$4,876	$3,843
Net mark-to-market gains (losses)	9	(109)	(33)
Net gain on trading account securities	$5,558	$4,767	$3,810
Note 3 - Loans
Year-end loans, including leases net of unearned discounts, consisted of the following:

	2025	2024
Commercial and industrial	$6,306,980	$6,109,532
Energy:
Production	767,724	903,654
Service	252,295	203,629
Other	74,650	21,612
Total energy	1,094,669	1,128,895
Commercial real estate:
Owner occupied	3,987,913	3,622,201
Non-owner occupied	3,773,028	3,543,019
Construction and land	2,549,869	2,803,303
Total commercial real estate	10,310,810	9,968,523
Consumer real estate:
Home equity lines of credit	1,068,393	911,239
Home equity loans	1,035,971	914,738
Home improvement loans	874,148	852,536
1-4 family mortgage loans	594,825	259,456
Other	145,331	165,420
Total consumer real estate	3,718,668	3,103,389
Total real estate	14,029,478	13,071,912
Consumer and other	460,685	444,474
Total loans	$21,891,812	$20,754,813
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2025, the largest industry concentrations were related to the energy industry, which totaled 5.0% of total loans and the automobile dealerships industry, which totaled 4.8% of total loans. Unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.3 billion and $66.4 million, respectively, as of December 31, 2025, while unfunded commitments to extend credit and standby letters of credit issued to customers in the automobile dealership industry totaled $570.5 million and $20.0 million, respectively, as of December 31, 2025.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2025 or 2024.
Overdrafts. Deposit account overdrafts reported as loans totaled $13.8 million and $14.6 million at December 31, 2025 and 2024.

Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). Activity in related party loans during 2025 is presented in the following table. Other changes were primarily related to changes in related-party status.

Beginning balance	$295,836
Principal additions	424,819
Principal payments	(404,535)
Other changes	—
Ending balance	$316,120
Accrued Interest Receivable. Accrued interest receivable on loans totaled $90.6 million and $86.8 million at December 31, 2025 and 2024, respectively and is included in accrued interest receivable and other assets in the accompany consolidated balance sheets.
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
Year-end non-accrual loans, segregated by class of loans, were as follows:

	December 31, 2025		December 31, 2024
	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$50,659	$26,693	$46,004	$8,800
Energy	3,023	1,304	4,079	1,377
Commercial real estate:
Owner occupied	7,581	4,782	17,643	16,395
Non-owner occupied	465	465	2,144	2,144
Construction and land	1,874	202	2,133	121
Consumer real estate	6,615	4,486	6,511	4,048
Consumer and other	265	184	352	—
Total	$70,482	$38,116	$78,866	$32,885

The following tables present non-accrual loans as of December 31, 2025 and December 31, 2024 by class and year of origination.

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$27,340	$1,306	$8,115	$4,612	$1,307	$1,099	$4,656	$2,224	$50,659
Energy	—	—	—	—	—	1,304	1,719	—	3,023
Commercial real estate:
Owner occupied	3,054	—	876	152	—	3,499	—	—	7,581
Non-owner occupied	—	—	—	—	—	—	—	465	465
Construction and land	—	—	—	—	1,029	107	—	738	1,874
Consumer real estate	—	—	—	—	—	2,267	683	3,665	6,615
Consumer and other	—	184	—	—	—	—	81	—	265
Total	$30,394	$1,490	$8,991	$4,764	$2,336	$8,276	$7,139	$7,092	$70,482

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$20,819	$2,915	$4,053	$1,592	$335	$2,144	$1,186	$12,960	$46,004
Energy	—	—	—	—	56	1,321	2,702	—	4,079
Commercial real estate:
Owner occupied	7,856	2,671	3,233	1,529	1,248	1,106	—	—	17,643
Non-owner occupied	—	—	—	—	—	278	—	1,866	2,144
Construction and land	—	—	—	1,224	—	121	—	788	2,133
Consumer real estate	—	47	—	—	92	2,202	587	3,583	6,511
Consumer and other	—	352	—	—	—	—	—	—	352
Total	$28,675	$5,985	$7,286	$4,345	$1,731	$7,172	$4,475	$19,197	$78,866
In the tables above, loans reported as 2025 originations as of December 31, 2025 and loans reported as 2024 originations as of December 31, 2024 were, for the most part, first originated in various years prior to 2025 and 2024, respectively, but were renewed in the respective year. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $4.4 million in 2025, $5.7 million in 2024 and $4.0 million in 2023.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of December 31, 2025 is presented in the following table.

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$32,776	$20,635	$53,411	$6,253,569	$6,306,980	$4,273
Energy	19,480	3,023	22,503	1,072,166	1,094,669	—
Commercial real estate:
Owner occupied	17,351	3,465	20,816	3,967,097	3,987,913	3,465
Non-owner occupied	49,305	6,755	56,060	3,716,968	3,773,028	6,290
Construction and land	7,955	3,218	11,173	2,538,696	2,549,869	1,451
Consumer real estate	26,281	12,184	38,465	3,680,203	3,718,668	5,680
Consumer and other	5,024	777	5,801	454,884	460,685	512
Total	$158,172	$50,057	$208,229	$21,683,583	$21,891,812	$21,671
Modifications to Borrowers Experiencing Financial Difficulty. From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination thereof, among other things. The period-end balance of loan modifications, segregated by type of modification, to borrowers experiencing financial difficulty during 2025 and 2024 are set forth in the table below, regardless of whether such modifications resulted in a new loan. There were no commitments to lend additional funds to these borrowers at December 31, 2025.

	Payment Delay	Percent of Total Class of Loans	Combination: Payment Delay and Term Extension	Percent of Total Class of Loans	Interest Rate Reduction	Percent of Total Class of Loans
December 31, 2025
Commercial and industrial	$2,186	—%	$—	—%	$—	—%
Commercial real estate:
Construction and land	1,672	0.1	—	—	—	—
	$3,858	—	$—	—	$—	—
December 31, 2024
Commercial and industrial	$6,126	0.1%	$45,835	0.8%	$—	—%
Commercial real estate:
Owner occupied	—	—	—	—	31,302	0.9
Construction and land	2,012	0.1	—	—	—	—
	$8,138	—	$45,835	0.2	$31,302	0.2
During 2024, we modified the interest rate on one loan from a variable rate of prime plus a spread of 0.50% (8.50% as of the modification date) to a variable rate of prime minus a spread of 1.50% (6.50% after modification) with a floor of 6.00%. The financial effects of the other loan modifications made to borrowers experiencing financial difficulty during 2025 and 2024 were not significant. The loan modifications reported in the table above did not significantly impact our determination of the allowance for credit losses on loans during 2025 or 2024.

Information as of or for the years ended December 31, 2025, 2024, and 2023 related to loans modified (by type of modification) in the preceding twelve months, respectively, whereby the borrower was experiencing financial difficulty at the time of modification is set forth in the following table.

	Payment Delay	Combination: Payment Delay and Term Extension
2025
Past due in excess of 90 days or on non-accrual status at period-end:
Commercial and industrial	$3,286	$—
Commercial real estate:
Construction and land	1,672	—
	$4,958	$—
Charge-offs during the period:
Commercial and industrial	$1,108	$—
2024
Past due in excess of 90 days or on non-accrual status at period-end:
Commercial and industrial	$1,693	$—
Commercial real estate:
Construction and land	2,012	—
	$3,705	$—
2023
Past due in excess of 90 days or on non-accrual status at period-end:
Commercial and industrial	$—	$13,813
Commercial real estate:
Owner occupied	—	2,000
Non-owner occupied	—	17,438
	$—	$33,251

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

The following tables present weighted-average risk grades for all commercial loans, by class and year of origination/renewal as of December 31, 2025 and 2024.

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk grades 1-8	$1,857,538	$598,673	$279,758	$265,556	$161,471	$382,492	$2,082,732	$34,926	$5,663,146
Risk grade 9	35,708	47,166	5,203	6,428	26,412	21,017	212,653	29,945	384,532
Risk grade 10	4,431	672	7,448	41,612	1,462	22,613	8,640	7,304	94,182
Risk grade 11	14,429	20,197	25,813	6,892	2,504	11,212	20,569	12,845	114,461
Risk grade 12	16,661	1,144	7,233	2,876	1,295	1,080	2,103	1,649	34,041
Risk grade 13	10,679	162	882	1,736	12	19	2,553	575	16,618
	$1,939,446	$668,014	$326,337	$325,100	$193,156	$438,433	$2,329,250	$87,244	$6,306,980
W/A risk grade	5.78	7.14	7.57	7.38	7.48	5.81	6.44	8.70	6.44
Energy
Risk grades 1-8	$300,098	$74,168	$9,810	$32,876	$12,325	$1,507	$577,004	$2,391	$1,010,179
Risk grade 9	1,255	32,875	588	—	—	117	384	173	35,392
Risk grade 10	15,945	—	—	586	1,903	—	19,966	2,413	40,813
Risk grade 11	194	35	1,326	2,885	—	371	—	451	5,262
Risk grade 12	—	—	—	—	—	1,304	1,019	—	2,323
Risk grade 13	—	—	—	—	—	—	700	—	700
	$317,492	$107,078	$11,724	$36,347	$14,228	$3,299	$599,073	$5,428	$1,094,669
W/A risk grade	6.31	7.21	7.66	7.73	4.73	9.95	5.76	8.90	6.16
Commercial real estate:
Owner occupied
Risk grades 1-8	$733,205	$405,663	$450,751	$653,155	$439,490	$738,686	$34,385	$152,670	$3,608,005
Risk grade 9	522	9,316	35,558	65,764	19,923	30,820	800	429	163,132
Risk grade 10	1,982	6,808	6,491	40,262	3,739	4,835	—	—	64,117
Risk grade 11	37,541	7,240	12,299	51,009	8,553	23,671	—	4,765	145,078
Risk grade 12	2,454	—	876	152	—	3,377	—	—	6,859
Risk grade 13	600	—	—	—	—	122	—	—	722
	$776,304	$429,027	$505,975	$810,342	$471,705	$801,511	$35,185	$157,864	$3,987,913
W/A risk grade	7.01	7.08	7.27	7.39	7.26	7.08	6.12	4.93	7.08
Non-owner occupied
Risk grades 1-8	$945,564	$556,733	$469,410	$547,975	$362,889	$477,299	$112,076	$22,377	$3,494,323
Risk grade 9	254	27,956	17,276	11,010	14,053	5,011	—	—	75,560
Risk grade 10	16,264	1,649	23,443	55,159	40,716	6,375	—	—	143,606
Risk grade 11	1,276	7,849	12,740	30,678	1,749	841	3,941	—	59,074
Risk grade 12	—	—	—	—	—	—	—	465	465
Risk grade 13	—	—	—	—	—	—	—	—	—
	$963,358	$594,187	$522,869	$644,822	$419,407	$489,526	$116,017	$22,842	$3,773,028
W/A risk grade	7.12	7.10	7.47	7.58	7.47	6.59	6.00	6.30	7.18
Construction and land
Risk grades 1-8	$662,991	$778,634	$419,516	$220,261	$55,984	$10,175	$159,332	$12,520	$2,319,413
Risk grade 9	36,894	4,282	15,217	36,542	32,621	—	1,940	—	127,496
Risk grade 10	20,619	—	—	54,131	—	—	13,650	—	88,400
Risk grade 11	525	600	10,926	—	—	540	—	95	12,686
Risk grade 12	—	—	—	—	807	107	—	447	1,361
Risk grade 13	—	—	—	—	222	—	—	291	513
	$721,029	$783,516	$445,659	$310,934	$89,634	$10,822	$174,922	$13,353	$2,549,869
W/A risk grade	7.51	7.66	7.82	8.44	8.24	7.03	8.00	7.28	7.78

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Total commercial real estate	$2,460,691	$1,806,730	$1,474,503	$1,766,098	$980,746	$1,301,859	$326,124	$194,059	$10,310,810
W/A risk grade	7.19	7.34	7.51	7.65	7.44	6.89	7.09	5.25	7.29

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk grades 1-8	$1,553,200	$513,073	$385,824	$257,280	$298,912	$253,018	$2,242,193	$50,257	$5,553,757
Risk grade 9	15,552	24,059	58,521	25,818	3,796	9,959	109,594	15,147	262,446
Risk grade 10	4,992	9,269	42,146	2,112	918	12,290	15,332	1,876	88,935
Risk grade 11	35,583	18,057	17,673	2,987	4,675	2,092	44,926	32,397	158,390
Risk grade 12	13,107	2,443	2,574	1,564	324	2,144	1,179	9,404	32,739
Risk grade 13	7,712	472	1,479	28	11	—	7	3,556	13,265
	$1,630,146	$567,373	$508,217	$289,789	$308,636	$279,503	$2,413,231	$112,637	$6,109,532
W/A risk grade	6.73	7.12	7.52	7.13	5.58	6.11	6.30	9.12	6.64
Energy
Risk grades 1-8	$387,904	$22,510	$35,357	$16,150	$1,516	$2,648	$639,362	$5,872	$1,111,319
Risk grade 9	—	1,677	662	2,011	—	398	5,035	1,400	11,183
Risk grade 10	—	—	52	—	—	—	—	—	52
Risk grade 11	188	—	2,038	—	36	—	—	—	2,262
Risk grade 12	—	—	—	—	56	1,321	2	—	1,379
Risk grade 13	—	—	—	—	—	—	2,700	—	2,700
	$388,092	$24,187	$38,109	$18,161	$1,608	$4,367	$647,099	$7,272	$1,128,895
W/A risk grade	6.16	7.14	7.53	4.75	6.47	8.97	5.05	7.31	5.58
Commercial real estate:
Owner occupied
Risk grades 1-8	$495,854	$403,667	$745,329	$518,686	$305,226	$639,916	$81,070	$48,343	$3,238,091
Risk grade 9	5,806	13,424	21,117	26,752	10,002	32,656	385	3,718	113,860
Risk grade 10	—	13,966	64,063	7,172	7,084	8,576	—	—	100,861
Risk grade 11	3,890	4,604	51,489	22,452	12,812	56,500	—	—	151,747
Risk grade 12	7,856	2,671	3,233	1,529	1,126	1,105	—	—	17,520
Risk grade 13	—	—	—	—	122	—	—	—	122
	$513,406	$438,332	$885,231	$576,591	$336,372	$738,753	$81,455	$52,061	$3,622,201
W/A risk grade	6.97	7.26	7.42	7.34	7.20	7.34	5.06	6.48	7.22
Non-owner occupied
Risk grades 1-8	$673,970	$775,970	$626,079	$457,185	$350,269	$320,897	$90,014	$43,101	$3,337,485
Risk grade 9	2,096	453	33,872	45,234	1,195	3,006	4,100	—	89,956
Risk grade 10	570	17,629	—	48,340	3,463	2,170	—	—	72,172
Risk grade 11	1,874	535	12,283	1,142	215	25,212	—	—	41,261
Risk grade 12	—	—	—	—	—	279	—	1,866	2,145
Risk grade 13	—	—	—	—	—	—	—	—	—
	$678,510	$794,587	$672,234	$551,901	$355,142	$351,564	$94,114	$44,967	$3,543,019
W/A risk grade	7.12	7.30	7.30	7.72	6.92	6.83	6.11	7.08	7.21

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Construction and land
Risk grades 1-8	$873,072	$710,449	$507,225	$90,946	$15,547	$5,193	$185,339	$159	$2,387,930
Risk grade 9	47,900	13,814	67,020	35,116	—	—	15,759	—	179,609
Risk grade 10	107,666	—	48,001	76,794	—	—	—	—	232,461
Risk grade 11	—	600	—	—	—	570	—	—	1,170
Risk grade 12	—	—	—	1,002	—	121	—	507	1,630
Risk grade 13	—	—	—	222	—	—	—	281	503
	$1,028,638	$724,863	$622,246	$204,080	$15,547	$5,884	$201,098	$947	$2,803,303
W/A risk grade	7.78	7.40	7.97	8.60	7.25	6.47	6.72	11.46	7.70
Total commercial real estate	$2,220,554	$1,957,782	$2,179,711	$1,332,572	$707,061	$1,096,201	$376,667	$97,975	$9,968,523
W/A risk grade	7.39	7.33	7.54	7.69	7.06	7.17	6.21	6.80	7.35
At December 31, 2025 and 2024, the weighted-average risk grades for “pass grade” (risk grades 1-8) loans were 6.06 and 6.30, respectively, for commercial and industrial; 5.86 and 5.51, respectively, for energy; 6.77 and 6.87, respectively, for commercial real estate - owner occupied; 6.96 and 7.05, respectively, for commercial real estate - non-owner occupied; and 7.61 and 7.38, respectively, for commercial real estate - construction and land. Furthermore, in the tables above, there are loans reported as 2025 originations as of December 31, 2025 and 2024 originations as of December 31, 2024 that have risk grades of 11 or higher. These loans were, for the most part, first originated in various years prior to 2025 and 2024, respectively, but were renewed in the respective year.
Information about the payment status of consumer loans, segregated by portfolio segment and year of origination, as of December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$194	$2,895	$4,780	$1,339	$1,620	$3,170	$12,018	$265	$26,281
Past due 90 or more days	—	279	1,020	1,192	445	2,910	2,673	3,665	12,184
Total past due	194	3,174	5,800	2,531	2,065	6,080	14,691	3,930	38,465
Current loans	743,365	629,299	457,158	335,325	216,126	249,090	1,040,863	8,977	3,680,203
Total	$743,559	$632,473	$462,958	$337,856	$218,191	$255,170	$1,055,554	$12,907	$3,718,668
Consumer and other:
Past due 30-89 days	$2,819	$96	$262	$48	$28	$32	$1,191	$548	$5,024
Past due 90 or more days	219	35	5	—	—	—	140	378	777
Total past due	3,038	131	267	48	28	32	1,331	926	5,801
Current loans	65,706	17,907	9,561	4,798	1,748	1,843	331,438	21,883	454,884
Total	$68,744	$18,038	$9,828	$4,846	$1,776	$1,875	$332,769	$22,809	$460,685

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$632	$1,030	$1,897	$965	$645	$1,944	$9,790	$112	$17,015
Past due 90 or more days	—	292	972	1,165	213	3,255	2,452	3,679	12,028
Total past due	632	1,322	2,869	2,130	858	5,199	12,242	3,791	29,043
Current loans	699,196	544,811	387,344	248,225	146,972	152,517	886,848	8,433	3,074,346
Total	$699,828	$546,133	$390,213	$250,355	$147,830	$157,716	$899,090	$12,224	$3,103,389
Consumer and other:
Past due 30-89 days	$3,378	$772	$249	$22	$66	$23	$1,734	$449	$6,693
Past due 90 or more days	243	—	—	—	—	3	395	181	822
Total past due	3,621	772	249	22	66	26	2,129	630	7,515
Current loans	54,440	27,705	9,276	3,006	1,906	1,124	315,038	24,464	436,959
Total	$58,061	$28,477	$9,525	$3,028	$1,972	$1,150	$317,167	$25,094	$444,474
Revolving loans, by class, that converted to term during 2025 and 2024 were as follows:

	2025	2024
Commercial and industrial	$44,820	$71,275
Energy	1,531	2,393
Commercial real estate:
Owner occupied	107,953	816
Non-owner occupied	367	8,172
Construction and land	6,994	947
Consumer real estate	3,243	3,425
Consumer and other	9,235	11,158
Total	$174,143	$98,186
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI is a single summary statistic that is designed to signal the likelihood of the Texas economy’s transition from expansion to recession and vice versa. Management believes this index provides a reliable indication of the direction of overall credit quality. The TLI is a composite of the following eight leading indicators: (i) Texas Value of the Dollar, (ii) U.S. Leading Index, (iii) real oil prices (iv) well permits, (v) initial claims for unemployment insurance, (vi) Texas Stock Index, (vii) Help-Wanted Index and (viii) average weekly hours worked in manufacturing. The TLI totaled 125.7 at December 31, 2025 and 125.9 at December 31, 2024. A lower TLI value implies less favorable economic conditions.
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
In calculating the allowance for credit losses, most loans are segmented into pools based upon similar characteristics and risk profiles. Common characteristics and risk profiles include the type/purpose of loan, underlying collateral, geographical similarity, and historical/expected credit loss patterns. In developing these loan pools for the purposes of modeling expected credit losses, we also analyzed the degree of correlation in how loans within each portfolio respond when subjected to varying economic conditions and scenarios as well as other portfolio stress factors. For modeling purposes, our loan pools include (i) commercial and industrial non-revolving, (ii) commercial and industrial revolving, (iii) energy, (iv) commercial real estate - owner occupied, (v) commercial real estate - non-owner occupied, (vi) commercial real estate - construction and land, (vii) consumer real estate and (viii) consumer and other. We periodically reassess each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary.
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

The following table presents details of the allowance for credit losses on loans, by loan portfolio segment, as of December 31, 2025 and 2024, calculated in accordance with the CECL methodology described above.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
December 31, 2025
Modeled expected credit losses	$56,114	$7,215	$17,018	$24,390	$5,315	$110,052
Q-Factor and other qualitative adjustments	25,706	3,648	116,857	610	5,350	152,171
Specific allocations	16,619	700	1,235	637	81	19,272
Total	$98,439	$11,563	$135,110	$25,637	$10,746	$281,495
December 31, 2024
Modeled expected credit losses	$51,669	$3,969	$17,549	$17,720	$7,019	$97,926
Q-Factor and other qualitative adjustments	22,635	3,323	125,031	620	3,095	154,704
Specific allocations	13,265	2,700	625	766	165	17,521
Total	$87,569	$9,992	$143,205	$19,106	$10,279	$270,151
The following table details activity in the allowance for credit losses on loans, by portfolio segment, for 2025, 2024 and 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
2025
Beginning balance	$87,569	$9,992	$143,205	$19,106	$10,279	$270,151
Credit loss expense (benefit)	19,936	504	(3,486)	10,777	16,887	44,618
Charge-offs	(12,794)	—	(4,639)	(5,551)	(27,931)	(50,915)
Recoveries	3,728	1,067	30	1,305	11,511	17,641
Net (charge-offs) recoveries	(9,066)	1,067	(4,609)	(4,246)	(16,420)	(33,274)
Ending balance	$98,439	$11,563	$135,110	$25,637	$10,746	$281,495
2024
Beginning balance	$74,006	$17,814	$130,598	$13,538	$10,040	$245,996
Credit loss expense (benefit)	24,494	(8,977)	16,479	9,753	23,083	64,832
Charge-offs	(14,828)	(79)	(3,919)	(4,940)	(33,344)	(57,110)
Recoveries	3,897	1,234	47	755	10,500	16,433
Net (charge-offs) recoveries	(10,931)	1,155	(3,872)	(4,185)	(22,844)	(40,677)
Ending balance	$87,569	$9,992	$143,205	$19,106	$10,279	$270,151
2023
Beginning balance	$104,237	$18,062	$90,301	$8,004	$7,017	$227,621
Credit loss expense (benefit)	(16,709)	(1,067)	40,889	6,736	23,012	52,861
Charge-offs	(18,315)	(518)	(955)	(2,883)	(31,260)	(53,931)
Recoveries	4,793	1,337	363	1,681	11,271	19,445
Net (charge-offs) recoveries	(13,522)	819	(592)	(1,202)	(19,989)	(34,486)
Ending balance	$74,006	$17,814	$130,598	$13,538	$10,040	$245,996
Generally, a commercial loan, or a portion thereof, is charged-off immediately when it is determined, through the analysis of any available current financial information with regards to the borrower, that the borrower is incapable of servicing unsecured debt, there is little or no prospect for near term improvement and no realistic strengthening action of significance is pending or, in the case of secured debt, when it is determined, through analysis of current information with regards to our collateral position, that amounts due from the borrower are in excess of the calculated current fair value of the collateral. Notwithstanding the foregoing, generally, commercial loans that become past due 180 cumulative days are charged-off. Generally, a consumer loan, or a portion thereof, is charged-

off in accordance with regulatory guidelines which provide that such loans be charged-off when we become aware of the loss, such as from a triggering event that may include new information about a borrower’s intent/ability to repay the loan, bankruptcy, fraud or death, among other things, but in any event the charge-off must be taken within specified delinquency time frames. Such delinquency time frames state that closed-end retail loans (loans with pre-defined maturity dates, such as real estate mortgages, home equity loans and consumer installment loans) that become past due 120 cumulative days and open-end retail loans (loans that roll-over at the end of each term, such as home equity lines of credit) that become past due 180 cumulative days should be classified as a loss and charged-off.
The following table presents year-to-date gross charge-offs, by class and year of origination, as of December 31, 2025.

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$166	$1,201	$1,881	$292	$1,435	$116	$3,969	$3,734	$12,794
Energy	—	—	—	—	—	—	—	—	—
Commercial real estate:
Owner occupied	—	—	—	—	—	3	—	—	3
Non-owner occupied	—	—	—	—	4,636	—	—	—	4,636
Construction and land	—	—	—	—	—	—	—	—	—
Consumer real estate	—	132	649	1,171	472	462	2,665	—	5,551
Consumer and other	19,710	4,139	611	230	1	13	2,292	935	27,931
Total	$19,876	$5,472	$3,141	$1,693	$6,544	$594	$8,926	$4,669	$50,915
In the table above, $19.7 million of the consumer and other loan charge-offs reported as 2025 originations and $3.8 million of the total reported as 2024 originations were related to deposit overdrafts.
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by class, as of December 31, 2025 and December 31, 2024.

	December 31, 2025		December 31, 2024
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial and industrial	$48,456	$16,619	$45,009	$13,265
Energy	3,023	700	4,078	2,700
Commercial real estate:
Owner occupied	7,069	722	16,932	122
Non-owner occupied	466	—	1,865	—
Construction and land	1,672	513	2,012	503
Consumer real estate	6,140	637	6,039	766
Consumer and other	81	81	352	165
Total	$66,907	$19,272	$76,287	$17,521

Note 4 - Premises and Equipment and Lease Commitments
Year-end premises and equipment were as follows:

	2025	2024
Land	$245,184	$224,290
Buildings	701,415	644,240
Technology, furniture and equipment	255,640	281,697
Leasehold improvements	265,700	250,572
Construction and projects in progress	44,256	24,135
Lease right-of-use assets	259,177	270,282
	1,771,372	1,695,216
Less accumulated depreciation and amortization	(458,147)	(449,839)
Total premises and equipment, net	$1,313,225	$1,245,377
Depreciation of premises and equipment totaled $67.3 million in 2025, $61.9 million 2024 and $60.6 million in 2023.
Lease Commitments. We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $51.9 million in 2025, $49.7 million in 2024 and $50.5 million in 2023.
The components of total lease expense in 2025 and 2024 were as follows:

	2025	2024
Amortization of lease right-of-use assets	$36,391	$35,400
Short-term lease expense	889	1,456
Non-lease components (including taxes, insurance, common maintenance, etc.)	14,655	12,835
Total	$51,935	$49,691
Right-of-use lease assets totaled $259.2 million and $270.3 million at December 31, 2025 and 2024, respectively, and are reported as a component of premises and equipment on our accompanying consolidated balance sheets. The related lease liabilities totaled $296.4 million and $308.1 million at December 31, 2025 and 2024, respectively, and are reported as a component of accrued interest payable and other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $37.1 million during 2025 and $33.7 million during 2024. The following table reconciles future undiscounted lease payments due under non-cancelable operating leases (those amounts subject to recognition) to the aggregate operating lessee lease liability as of December 31, 2025:

Future lease payments:
2026	$37,822
2027	37,525
2028	36,183
2029	32,380
2030	27,140
Thereafter	193,059
Total undiscounted operating lease liability	364,109
Imputed interest	67,731
Total operating lease liability included in the accompanying balance sheet	$296,378
Weighted-average lease term in years	11.80
Weighted-average discount rate	3.49%
We lease certain buildings and branch facilities from various entities which are controlled by or affiliated with one of our directors. Payments related to these leases totaled $375 thousand in 2025, $349 thousand in 2024 and $337 thousand in 2023.

Note 5 - Deposits
Year-end deposits were as follows:

	2025	2024
Non-interest-bearing demand deposits	$14,143,815	$14,441,820
Interest-bearing deposits:
Savings and interest checking	10,457,328	10,310,942
Money market accounts	11,889,171	11,568,254
Time accounts	6,427,550	6,401,732
Total interest-bearing deposits	28,774,049	28,280,928
Total deposits	$42,917,864	$42,722,748
The following table presents additional information about our year-end deposits:

	2025	2024
Deposits from foreign sources (primarily Mexico)	$1,265,896	$1,219,463
Non-interest-bearing public funds deposits	662,354	759,819
Interest-bearing public funds deposits	768,726	625,104
Total deposits not covered by deposit insurance	22,286,545	22,972,618
Time deposits not covered by deposit insurance	2,877,253	2,744,112
Deposits from certain directors, executive officers and their affiliates	101,522	121,113
Scheduled maturities of time deposits at December 31, 2025 were as follows:

2026	$6,303,769
2027	123,781
$6,427,550
Scheduled maturities of time deposits not covered by deposit insurance at December 31, 2025, were as follows:

Due within 3 months or less	$2,640,131
Due after 3 months and within 6 months	95,944
Due after 6 months and within 12 months	115,380
Due after 12 months	25,798
$2,877,253
Note 6 - Borrowed Funds
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $18.8 million and $22.0 million at December 31, 2025 and 2024. Securities sold under agreements to repurchase are secured short-term borrowings that typically mature overnight or within thirty to ninety days. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase totaled $4.5 billion and $4.3 billion at December 31, 2025 and 2024.
Subordinated Notes. In March 2017, we issued $100.0 million of 4.50% subordinated notes that mature on March 17, 2027. The notes, which qualify as Tier 2 capital for Cullen/Frost, bear interest at the rate of 4.50% per annum, payable semi-annually on each March 17 and September 17. The notes are unsecured and subordinated in right of payment to the payment of our existing and future senior indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries. Unamortized debt issuance costs related to these notes, totaled approximately $196 thousand and $352 thousand December 31, 2025 and 2024. Proceeds from sale of the notes were used for general corporate purposes.
Junior Subordinated Deferrable Interest Debentures. At December 31, 2025 and 2024, we had $123.7 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II (“Trust II”), a wholly owned Delaware statutory business trust. Unamortized debt issuance costs related to Trust II totaled $470 thousand and $528 thousand at December 31, 2025 and 2024. Trust II is a variable interest entity for which we are not the primary beneficiary and, as such, its accounts are not included in our consolidated financial statements. See Note 1 - Summary of Significant Accounting Policies for additional information about our consolidation policy. Details of our transactions with the capital trust are presented below.
Trust II was formed in 2004 for the purpose of issuing $120.0 million of floating rate (three-month term Secured Overnight Funding Rate “SOFR” plus a margin of approximately 1.81%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on March 1, 2034 and are currently redeemable with the approval of the Federal Reserve Board in whole or in part at our option. Distributions on the trust preferred securities are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. Trust II also issued $3.7 million of common equity securities to Cullen/Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $123.7 million of floating rate (three-month term SOFR plus a margin of approximately 1.81%, which was equal to 5.60% and 6.28% at December 31, 2025 and 2024, respectively) junior subordinated deferrable interest debentures issued by us, which have terms substantially similar to the trust preferred securities.
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

	2025	2024
Commitments to extend credit	$12,473,653	$12,046,520
Standby letters of credit	394,714	449,176
Deferred standby letter of credit fees	2,740	3,071
Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans in Note 3 - Loans as if such commitments were funded. This methodology was also impacted by the model updates during 2024, as described in Note 3 - Loans. For 2024, the overall approximate impact of the model updates was a $1.8 million increase in modeled expected credit losses for off-balance-sheet credit exposures ($1.6 million related to consumer and other loan commitments and $211 thousand related to non-owner-occupied commercial real estate loan commitments).
The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures.

	2025	2024	2023
Beginning balance	$51,904	$51,751	$58,593
Credit loss expense (benefit)	(606)	153	(6,842)
Ending balance	$51,298	$51,904	$51,751
Credit Card Guarantees. We guarantee the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2025 and 2024, the guarantees totaled approximately $4.8 million and $4.9 million, of which amounts, $593 thousand and $673 thousand were fully collateralized.
Trust Accounts. We hold certain assets which are not included in our consolidated balance sheets including assets held in fiduciary or custodial capacity on behalf of our trust customers. The estimated fair value of trust assets was approximately $51.0 billion and $51.4 billion at December 31, 2025 and 2024, respectively. These assets are primarily composed of equity securities, fixed income securities, alternative investments and cash equivalents, among other things.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital at December 31, 2025 and 2024 included $145.5 million of 4.450% non-cumulative perpetual preferred stock, the details of which is are further discussed below. Frost Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at December 31, 2025 or 2024.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowance for credit losses on securities, loans and off-balance sheet exposures. Tier 2 capital for Cullen/Frost also includes trust preferred securities that were excluded from Tier 1 capital and qualified subordinated debt. Cullen/Frost's Tier 2 capital included $120.0 million of trust preferred securities at both December 31, 2025 and 2024. Cullen/Frost's Tier 2 Capital also included $20.0 million at December 31, 2025 and $40.0 million at December 31, 2024 related to the permissible portion of our aggregate $100 million of 4.50% subordinated notes. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
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
The following table presents actual and required capital ratios as of December 31, 2025 and December 31, 2024 for Cullen/Frost and Frost Bank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Required to be Considered Well Capitalized(1)
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
2025
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$4,601,579	14.06%	$2,291,102	7.00%	N/A	N/A
Frost Bank	4,687,844	14.33	2,290,525	7.00	$2,126,916	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,747,031	14.50	2,782,053	8.50	1,963,802	6.00
Frost Bank	4,687,844	14.33	2,781,351	8.50	2,617,742	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	5,220,324	15.95	3,436,653	10.50	3,273,003	10.00
Frost Bank	5,021,137	15.34	3,435,787	10.50	3,272,178	10.00
Leverage Ratio
Cullen/Frost	4,747,031	8.80	2,157,988	4.00	N/A	N/A
Frost Bank	4,687,844	8.69	2,158,485	4.00	2,698,106	5.00
2024
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$4,343,666	13.62%	$2,232,822	7.00%	N/A	N/A
Frost Bank	4,387,862	13.76	2,231,710	7.00	$2,072,302	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,489,118	14.07	2,711,283	8.50	1,913,847	6.00
Frost Bank	4,387,862	13.76	2,709,934	8.50	2,550,526	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	4,954,136	15.53	3,349,232	10.50	3,189,745	10.00
Frost Bank	4,692,880	14.72	3,347,565	10.50	3,188,157	10.00
Leverage Ratio
Cullen/Frost	4,489,118	8.63	2,079,715	4.00	N/A	N/A
Frost Bank	4,387,862	8.44	2,079,965	4.00	2,599,956	5.00
____________________
(1)“Well-capitalized” minimum Common Equity Tier 1 to Risk-Weighted Assets and Leverage Ratio are not formally defined under applicable banking regulations for bank holding companies.
As of December 31, 2025, capital levels for Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Based on the ratios presented above, capital levels as of December 31, 2025 for Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of December 31, 2025, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

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
Purchases of Equity Securities. From time to time, our board of directors has authorized stock repurchase plans. On January 29, 2025, our board of directors authorized a $150.0 million stock repurchase plan (the “2025 Repurchase Plan”), allowing us to repurchase shares of our common stock over a one-year period expiring on January 28, 2026. The 2025 Repurchase Plan was publicly announced in a current report on Form 8-K filed with the SEC on January 30, 2025. Shares repurchased under stock repurchase plans may be repurchased from time to time through a variety of methods, which may include open market purchases, in privately negotiated transactions, block trades, accelerated share repurchase transactions, and/or through other legally permissible means. The timing and amount of any share repurchases is determined by management at its discretion and based on market conditions and other considerations. Share repurchase plans may be suspended or discontinued at any time at our discretion and we are not obligated to purchase any amount of common stock. Stock repurchase plans allow us to proactively manage our capital position and provide management the ability to repurchase shares of our common stock opportunistically in instances where management believes the market price undervalues our company. Such plans also provide us with the ability to repurchase shares of common stock that can be used to satisfy obligations related to stock compensation awards in order to mitigate the dilutive effect of such awards. Under the 2025 Repurchase Plan, we repurchased 1,203,141 shares at a total cost of $150.0 million during 2025. During 2025, we also repurchased 51,340 shares at a total cost of $6.7 million in connection with the vesting of certain share awards. Repurchases made in connection with the vesting of share awards are not associated with any publicly announced stock repurchase plan.
Under prior publicly announced stock repurchase plans, we repurchased 489,862 shares at a total cost of $50.0 million during 2024 and 400,868 shares at a total cost of $39.0 million during 2023. Shares repurchased in connection with the vesting of certain share awards totaled 87,775, at a total cost of $10.9 million, in 2024 and 35,897, at a total cost of $3.5 million, in 2023.
On January 28, 2026, our board of directors authorized a $300.0 million stock repurchase plan (the “2026 Repurchase Plan”), allowing us to repurchase shares of our common stock over a one-year period expiring on January 27, 2027. This repurchase plan was publicly announced in a current report on Form 8-K filed with the SEC on January 29, 2026.
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
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2025, Frost Bank could pay aggregate dividends of up to $977.4 million to Cullen/Frost without prior regulatory approval.
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

	2025	2024	2023
Net Income	$648,557	$582,542	$597,973
Less: Preferred stock dividends	6,675	6,675	6,675
Net income available to common shareholders	641,882	575,867	591,298
Less: Earnings allocated to participating securities	6,409	6,236	6,283
Net earnings allocated to common stock	$635,473	$569,631	$585,015

Distributed earnings allocated to common stock	$252,823	$239,879	$229,749
Undistributed earnings allocated to common stock	382,650	329,752	355,266
Net earnings allocated to common stock	$635,473	$569,631	$585,015

Weighted-average shares outstanding for basic earnings per common share	64,054,228	64,120,455	64,204,239
Dilutive effect of stock compensation	45,010	142,191	200,594
Weighted-average shares outstanding for diluted earnings per common share	64,099,238	64,262,646	64,404,833
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
We use a December 31 measurement date for our defined benefit plans. Combined activity in our defined benefit pension plans was as follows:

	2025	2024	2023
Change in plan assets:
Fair value of plan assets at beginning of year	$169,727	$174,611	$161,823
Actual return on plan assets	14,677	5,306	22,477
Employer contributions	1,151	1,150	1,105
Benefits paid	(11,348)	(11,340)	(10,794)
Fair value of plan assets at end of year	174,207	169,727	174,611
Change in benefit obligation:
Benefit obligation at beginning of year	130,900	142,372	143,944
Interest cost	6,619	6,647	6,983
Actuarial (gain) loss	3,645	(6,779)	2,239
Benefits paid	(11,348)	(11,340)	(10,794)
Benefit obligation at end of year	129,816	130,900	142,372
Funded status of the plan at end of year and accrued benefit (liability) recognized	$44,391	$38,827	$32,239
Accumulated benefit obligation at end of year	$129,816	$130,900	$142,372

Certain disaggregated information related to our defined benefit pension plans as of year-end was as follows:

	Retirement Plan		Restoration Plan
	2025	2024	2025	2024
Projected benefit obligation	$119,198	$120,179	$10,618	$10,721
Accumulated benefit obligation	119,198	120,179	10,618	10,721
Fair value of plan assets	174,207	169,727	—	—
Funded status of the plan at end of year and accrued benefit (liability) recognized	55,009	49,548	(10,618)	(10,721)
The components of the combined net periodic cost (benefit) for our defined benefit pension plans are presented in the table below.

	2025	2024	2023
Expected return on plan assets, net of expenses	$(9,366)	$(9,645)	$(10,959)
Interest cost on projected benefit obligation	6,619	6,647	6,983
Net amortization and deferral	1,239	1,673	3,479
Net periodic expense (benefit)	$(1,508)	$(1,325)	$(497)
Amounts related to our defined benefit pension plans recognized as a component of other comprehensive income were as follows:

	2025	2024	2023
Net actuarial gain (loss)	$2,904	$4,112	$12,757
Deferred tax (expense) benefit	(610)	(863)	(2,679)
Other comprehensive income (loss), net of tax	$2,294	$3,249	$10,078
Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net periodic benefit cost of our defined benefit pension plans are presented in the following table.

	2025	2024
Net actuarial loss	$(23,902)	$(26,806)
Deferred tax benefit	5,020	5,630
Amounts included in accumulated other comprehensive income/loss, net of tax	(18,882)	(21,176)
The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2001.

	2025	2024	2023
Benefit obligations:
Discount rate	5.27%	5.58%	4.95%
Net periodic benefit cost:
Discount rate	5.58%	4.95%	5.14%
Expected return on plan assets	5.70	5.70	7.00
Management uses an asset allocation optimization model to analyze the potential risks and rewards associated with various asset allocation strategies on a quarterly basis. As of December 31, 2025, management’s investment objective for our defined benefit plans is to achieve current income with growth through price appreciation. This strategy provides for a target asset allocation of approximately 62% invested in fixed income debt securities and approximately 35% invested in equity securities with any remainder invested in cash or short-term cash equivalents. The asset allocation optimization process provides portfolio allocations which best represent the potential risk associated with a given asset allocation over a full market cycle. This is used to help management determine an appropriate mix of assets in order to achieve the plan's long term investment goals. The plan assets are reviewed annually to determine if the obligations can be met with the current investment mix and funding strategy.

The major categories of assets in our Retirement Plan as of year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 “Fair Value Measurements and Disclosures,” utilized to measure fair value (see Note 16 - Fair Value Measurements). Our Restoration Plan is unfunded.

	2025	2024
Level 1:
Mutual funds and ETFs	$35,883	$34,564
U.S. Treasury	25,830	24,341
Common stock	16,280	14,921
Cash and cash equivalents	3,688	431
Level 2:
Corporate bonds and notes	59,615	62,405
U.S. government agency securities	6,345	7,232
States and political subdivisions	26,566	25,833
Total fair value of plan assets	$174,207	$169,727
Mutual funds and exchange traded funds (“ETFs”) include various equity, fixed-income and blended funds with varying investment strategies. Approximately 81% of mutual fund investments consist of equity investments as of December 31, 2025. The investment objective of equity funds and other equity investments is long-term capital appreciation with current income. The remaining mutual fund investments consist of diversified corporate bonds and notes; U.S. and international government securities; mortgage-related and other asset-backed securities and loan participations. The investment objective of fixed-income funds and other fixed-income investments is to maximize investment return while preserving investment principal. Our investment strategies prohibit selling assets short and the use of derivatives. Additionally, our defined benefit plans do not directly invest in real estate, commodities, or private investments.
The asset allocation optimization model is used to estimate the expected long-term rate of return for a given asset allocation strategy. Expectations of returns for each asset class are based on comprehensive reviews of historical data and economic/financial market theory. During periods with volatile interest rates and equity security prices, the model may call for changes in the allocation of plan investments to achieve desired returns. Management assumed a long-term rate of return of 5.70% in the determination of the net periodic benefit cost for 2025. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by historical real returns, net of inflation, for the asset classes covered by the plan’s investment policy and projections of inflation over the long-term period during which benefits are payable to plan participants.
As of December 31, 2025, expected future benefit payments related to our defined benefit plans were as follows:

2026	$11,777
2027	11,782
2028	11,673
2029	11,359
2030	11,191
2031 through 2035	51,178
$108,960
We expect to contribute $1.1 million to the defined benefit plans during 2026.
Savings Plans
401(k) Stock Purchase Plan and Other Plans. We maintain a 401(k) stock purchase plan that permits each participant to make before-tax contributions in an amount not less than 2% and not exceeding 50% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. We match 100% of the employee’s contributions to the plan based on the amount of each participant’s contributions up to a maximum of 7% (6% prior to 2025) of eligible compensation. Eligible employees must complete 30 days of service in order to enroll and vest in our matching contributions immediately. Our matching contribution is initially invested in the common stock of Cullen/Frost. Employees may immediately reallocate our matching portion, as well as invest their individual contribution, to any of a variety of investment alternatives offered under the 401(k) Plan. We may also make discretionary profit sharing contributions to eligible participants. Expense related to the plan, including both 401(k) and profit sharing contributions, totaled $38.1 million in 2025, $30.4 million in 2024 and $32.3 million in 2023.
We maintain a thrift incentive stock purchase plan and a separate non-qualified profit sharing plan to offer certain employees, whose participation in the 401(k) plan is limited, an alternative means of receiving comparable benefits. Expense related to these plans was not significant during 2025, 2024 and 2023.
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

A combined summary of activity in our active stock plans is presented in the table. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. The target award level for performance stock units granted in 2025, 2024 and 2023 was 23,292, 21,554 and 66,471, respectively. As of December 31, 2025, there were 2,119,870 shares remaining available for grant for future awards.

	Director Deferred Stock Units Outstanding		Non-Vested Restricted Stock Units Outstanding		Performance Stock Units Outstanding		Stock Options Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares/Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Shares	Weighted- Average Exercise Price
January 1, 2023	45,661	$87.15	465,319	$105.36	213,749	$96.20	616,227	$71.27
Granted	8,503	103.47	217,561	85.39	99,710	74.71	—	—
Exercised/vested	—	—	(108,920)	94.00	(28,151)	85.74	(130,286)	71.37
Forfeited/expired	—	—	(7,154)	114.53	(18,254)	85.74	—	—
December 31, 2023	54,164	89.71	566,806	99.77	267,054	89.99	485,941	71.25
Granted	7,997	116.84	176,892	129.44	32,334	119.17	—	—
Exercised/vested	(9,382)	80.99	(232,617)	91.78	(45,818)	57.89	(301,965)	74.98
Forfeited/expired	—	—	(3,219)	106.74	(22,913)	57.89	—	—
December 31, 2024	52,779	95.37	507,862	113.72	230,657	103.65	183,976	65.11
Granted	8,760	116.47	201,569	123.27	34,941	111.95	—	—
Exercised/vested	—	—	(114,675)	142.54	(46,086)	121.46	(183,476)	65.11
Forfeited/expired	—	—	(8,458)	112.11	—	—	(500)	65.11
December 31, 2025	61,539	98.38	586,298	111.39	219,512	101.23	—	—
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
Performance stock units represent shares potentially issuable in the future. For performance stock units granted in 2025 and 2024, issuance is based upon the measure of our achievement of relative return on assets over a three-year performance period compared to an identified peer group's achievement of relative return on assets over the same three-year performance period. For performance stock units granted in 2023, 2022 and 2021, issuance is based upon the measure of our achievement of growth in adjusted net revenue, averaged over the three-year performance period, compared to the 2023, 2022 and 2021 base-year amounts, respectively. Performance stock units are eligible to receive equivalent dividend payments based on declared dividends on our common stock during the performance period. Equivalent dividend payments are based upon the ultimate number of shares issued under each performance award and are deferred until such time that the units vest and shares are issued.
Options granted to employees generally had a ten-year life and vested in equal annual installments over a four-year period. No stock options have been granted since 2015.
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	2025	2024	2023
New shares issued from available authorized shares	—	—	49,887
Shares issued from available treasury stock	344,237	589,782	217,470
Total	344,237	589,782	267,357

Proceeds from stock option exercises	$11,946	$22,643	$9,299
Intrinsic value of stock options exercised	12,074	13,454	3,614
Fair value of restricted/director deferred stock units vested	20,853	35,922	13,445

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

	2025	2024	2023
Non-vested restricted stock units	$20,216	$19,457	$16,734
Director deferred stock units	1,020	934	880
Performance stock units	3,519	(628)	6,976
Total	$24,755	$19,763	$24,590
Income tax benefit	$5,261	$4,776	$4,120
Unrecognized stock-based compensation expense and the weighted-average period over which the expense is expected to be recognized at December 31, 2025 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

	Unrecognized Expense	Weighted-Average Number of Years for Expense Recognition
Non-vested restricted stock units	$29,567	2.24
Performance stock units	13,305	2.41
Total	$42,872
Valuation of Stock-Based Compensation. For the purposes of recognizing stock-based compensation expense, the fair value of non-vested restricted stock units and director deferred stock units is generally the market price of the stock on the measurement date, which, for us, is the date of the award. The fair value of performance stock units is determined in a similar manner except that the market price of the stock on the measurement date is discounted by the present value of the dividends expected to be paid on our common stock during the service period of the award because dividend equivalent payments on performance stock units are deferred until such time that the units vest and shares are issued. In applying this discount to the market price of our stock on the measurement date, we assumed we would pay a flat quarterly dividend during the service period equal to our most recent dividend payment, which was $1.00, $0.95 and $0.92 in 2025, 2024 and 2023, respectively, discounted at a weighted-average risk-free rate of 3.50%, 4.09% and 5.01% in 2025, 2024 and 2023, respectively.
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

	2025	2024	2023
Other non-interest income:
Other	$55,405	$52,060	$54,941
Total	$55,405	$52,060	$54,941
Other non-interest expense:
Professional services	$58,741	$56,385	$53,932
Advertising/promotions	56,865	51,403	48,608
Other	161,550	136,623	126,827
Total	$277,156	$244,411	$229,367
In the ordinary course of business, we transact with certain directors and/or their affiliates. Payments for services provided in these transactions totaled $2.1 million in 2025, $1.8 million in 2024 and $1.3 million in 2023.
Note 12 - Income Taxes
Income tax expense was as follows:

	2025	2024	2023
Current income tax expense	$117,773	$125,025	$129,229
Deferred income tax expense (benefit)	5,372	(11,600)	(14,829)
Income tax expense, as reported	$123,145	$113,425	$114,400

Effective tax rate	16.0%	16.3%	16.1%
A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income before income taxes is presented in the following table. There were no activities or transactions that had foreign income taxes or cross-border tax effects during the reported periods. State income/franchise taxes are primarily related to the State of Texas, while amounts related to other jurisdictions were not significant, in the aggregate, during the reported periods.

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal income tax expense computed at the statutory rate	$162,057	21.0%	$146,153	21.0%	$149,598	21.0%
State income/franchise taxes, net of U.S. federal income tax effects	1,628	0.2	1,343	0.2	1,527	0.2
Effect of changes in tax laws or rates enacted during the year	—	—	—	—	—	—
Tax credits	(131)	—	(141)	—	(162)	—
Non-taxable or non-deductible items:
Tax-exempt interest	(45,497)	(5.9)	(38,498)	(5.5)	(43,114)	(6.1)
FDIC premiums	5,979	0.8	5,943	0.9	5,263	0.8
Executive compensation	2,572	0.3	1,629	0.2	2,591	0.4
Meals and entertainment	2,001	0.3	1,861	0.2	1,692	0.2
Other	(925)	(0.1)	1,211	0.2	34	—
Tax benefit of 401(k) dividends	(2,274)	(0.3)	(2,281)	(0.3)	(2,135)	(0.3)
Net tax benefit from stock-based compensation	(2,265)	(0.3)	(3,795)	(0.6)	(894)	(0.1)
Income tax expense and effective tax rate, as reported	$123,145	16.0%	$113,425	16.3%	$114,400	16.1%

There were no unrecognized tax benefits during the reported periods. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not significant during the reported periods.
Year-end deferred taxes are presented in the table below. Deferred taxes are based on the U.S. statutory federal income tax rate of 21%.

	2025	2024
Deferred tax assets:
Net unrealized loss on securities available for sale and transferred securities	$219,058	$327,184
Allowance for credit losses	69,992	67,697
Lease liabilities under operating leases	62,239	64,691
Bonus accrual	15,642	13,753
Stock-based compensation	6,623	6,321
Net actuarial loss on defined benefit post-retirement benefit plans	5,020	5,630
Deferred loan and lease origination fees	3,898	3,990
FDIC deposit insurance special assessment	1,195	8,647
Other	6,221	4,882
Total gross deferred tax assets	389,888	502,795
Deferred tax liabilities:
Right-of-use assets under operating leases	(54,427)	(56,759)
Premises and equipment	(36,614)	(38,352)
Intangible assets	(21,605)	(16,434)
Defined benefit post-retirement benefit plans	(14,149)	(13,591)
Other	(1,964)	(2,422)
Total gross deferred tax liabilities	(128,759)	(127,558)
Net deferred tax asset (liability)	$261,129	$375,237
No valuation allowance for deferred tax assets was recorded at December 31, 2025 and 2024 as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income. There were no unrecognized tax benefits during any of the reported periods.
We file income tax returns in the U.S. federal jurisdiction. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2022.
Note 13 - Other Comprehensive Income (Loss)
The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
2025
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$514,556	$108,056	$406,500
Change in net unrealized gain on securities transferred to held to maturity	(521)	(109)	(412)
Reclassification adjustment for net (gains) losses included in net income	850	179	671
Total securities available for sale and transferred securities	514,885	108,126	406,759
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	1,665	350	1,315
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,239	260	979
Total defined-benefit post-retirement benefit plans	2,904	610	2,294
Total other comprehensive income (loss)	$517,789	$108,736	$409,053

	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
2024
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(171,662)	$(36,049)	$(135,613)
Change in net unrealized gain on securities transferred to held to maturity	(629)	(132)	(497)
Reclassification adjustment for net (gains) losses included in net income	96	20	76
Total securities available for sale and transferred securities	(172,195)	(36,161)	(136,034)
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	2,439	512	1,927
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	1,673	351	1,322
Total defined-benefit post-retirement benefit plans	4,112	863	3,249
Total other comprehensive income (loss)	$(168,083)	$(35,298)	$(132,785)
2023
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$277,926	$58,364	$219,562
Change in net unrealized gain on securities transferred to held to maturity	(649)	(136)	(513)
Reclassification adjustment for net (gains) losses included in net income	(66)	(14)	(52)
Total securities available for sale and transferred securities	277,211	58,214	218,997
Defined-benefit post-retirement benefit plans:
Change in the net actuarial gain/loss	9,278	1,948	7,330
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	3,479	731	2,748
Total defined-benefit post-retirement benefit plans	12,757	2,679	10,078
Total other comprehensive income (loss)	$289,968	$60,893	$229,075

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
2025
Beginning balance	$(1,230,828)	$(21,176)	$(1,252,004)
Other comprehensive income (loss) before reclassification	406,088	1,315	407,403
Reclassification of amounts included in net income	671	979	1,650
Net other comprehensive income (loss) during period	406,759	2,294	409,053
Ending balance	$(824,069)	$(18,882)	$(842,951)
2024
Beginning balance	$(1,094,794)	$(24,425)	$(1,119,219)
Other comprehensive income (loss) before reclassification	(136,110)	1,927	(134,183)
Reclassification of amounts included in net income	76	1,322	1,398
Net other comprehensive income (loss) during period	(136,034)	3,249	(132,785)
Ending balance	$(1,230,828)	$(21,176)	$(1,252,004)
2023
Beginning balance	$(1,313,791)	$(34,503)	$(1,348,294)
Other comprehensive income (loss) before reclassification	219,049	7,330	226,379
Reclassification of amounts included in net income	(52)	2,748	2,696
Net other comprehensive income (loss) during period	218,997	10,078	229,075
Ending balance	$(1,094,794)	$(24,425)	$(1,119,219)

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
The notional amounts and estimated fair values of interest rate derivative contracts outstanding are presented in the following table. The fair values of these contracts are estimated utilizing internal valuation methods with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than as collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero.

	December 31, 2025		December 31, 2024
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps - assets	$783,022	$34,835	$1,213,519	$63,001
Loan/lease interest rate swaps - liabilities	1,341,227	(20,598)	663,078	(9,068)
Loan/lease interest rate caps - assets	251,075	3,230	205,164	7,053
Customer counterparties:
Loan/lease interest rate swaps - assets	1,341,227	20,598	663,078	9,068
Loan/lease interest rate swaps - liabilities	783,022	(34,835)	1,213,519	(63,000)
Loan/lease interest rate caps - liabilities	251,075	(3,232)	205,164	(7,054)
The weighted-average rates paid and received for interest rate swaps outstanding at December 31, 2025 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Non-hedging interest rate swaps - financial institution counterparties	5.16%	5.56%
Non-hedging interest rate swaps - customer counterparties	5.56	5.16
The weighted-average strike rate for outstanding interest rate caps was 4.04% at December 31, 2025.

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

		December 31, 2025		December 31, 2024
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil - assets	Barrels	7,842	$42,594	7,097	$27,471
Oil - liabilities	Barrels	1,913	(968)	4,768	(12,897)
Natural gas - assets	MMBTUs	29,288	7,678	25,454	3,804
Natural gas - liabilities	MMBTUs	8,000	(938)	26,082	(4,054)
Customer counterparties:
Oil - assets	Barrels	1,928	1,091	4,872	12,973
Oil - liabilities	Barrels	7,828	(41,265)	6,993	(26,753)
Natural gas - assets	MMBTUs	8,000	1,001	26,767	4,255
Natural gas - liabilities	MMBTUs	29,288	(7,427)	24,769	(3,600)
Foreign Currency Derivatives. We enter into foreign currency derivative contracts that are not designated as hedging instruments to accommodate the business needs of our customers and to mitigate our exposure to foreign currency. Upon the origination of a foreign currency derivative contract with a customer, we simultaneously enter into an offsetting contract with a third-party financial institution to mitigate our exposure to fluctuations in foreign currency exchange rates. Because we act as an intermediary for our customers, changes in the fair value of the underlying derivative contracts largely offset each other and do not significantly impact our results of operations. We also utilize foreign currency derivative contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on foreign currency holdings and certain short-term, non-U.S. dollar denominated loans. The fair values of these contracts are estimated utilizing internal valuation methods with observable market data inputs. There were no foreign currency derivative contracts outstanding as of December 31, 2025 or December 31, 2024.
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
Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2025	2024	2023
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$—	$—	$16
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

	2025	2024	2023
Non-hedging interest rate derivatives:
Other non-interest income	$4,094	$4,304	$6,982
Other non-interest expense	(2)	3	—
Non-hedging commodity derivatives:
Other non-interest income	3,756	2,183	1,889
Non-hedging foreign currency derivatives:
Other non-interest income	55	11	30
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
Our credit exposure relating to interest rate, commodity, and foreign currency derivative contracts with bank customers was approximately $20.5 million at December 31, 2025. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. Our credit exposure, net of collateral pledged, relating to interest rate, commodity, and foreign currency derivative contracts with financial institution counterparties was approximately $7.4 million at December 31, 2025. Collateral positions are generally cleared on the next business day. Collateral levels for financial institution counterparties are monitored and adjusted as necessary. See Note 15 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding our credit exposure with financial institution counterparties. At December 31, 2025, we had $11.2 million in cash collateral related to derivative contracts on deposit with other financial institution counterparties.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2025 is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2025
Financial assets:
Derivatives:
Loan/lease interest rate swaps and caps	$38,065	$—	$38,065
Commodity swaps and options	50,272	—	50,272
Total derivatives	88,337	—	88,337
Resell agreements	9,650	—	9,650
Total	$97,987	$—	$97,987
Financial liabilities:
Derivatives:
Loan/lease interest rate swaps	$20,598	$—	$20,598
Commodity swaps and options	1,906	—	1,906
Total derivatives	22,504	—	22,504
Repurchase agreements	4,525,855	—	4,525,855
Total	$4,548,359	$—	$4,548,359

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2025
Financial assets:
Derivatives:
Counterparty H	$35,230	$(907)	$(31,270)	$3,053
Counterparty F	20,242	(290)	(19,495)	457
Counterparty B	13,619	(1,184)	(10,789)	1,646
Counterparty E	7,298	(6,418)	(220)	660
Other counterparties	11,948	(3,503)	(7,917)	528
Total derivatives	88,337	(12,302)	(69,691)	6,344
Resell agreements	9,650	—	(9,650)	—
Total	$97,987	$(12,302)	$(79,341)	$6,344
Financial liabilities:
Derivatives:
Counterparty H	$907	$(907)	$—	$—
Counterparty F	290	(290)	—	—
Counterparty B	1,184	(1,184)	—	—
Counterparty E	6,418	(6,418)	—	—
Other counterparties	13,705	(3,503)	(10,181)	21
Total derivatives	22,504	(12,302)	(10,181)	21
Repurchase agreements	4,525,855	—	(4,525,855)	—
Total	$4,548,359	$(12,302)	$(4,536,036)	$21

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of December 31, 2025 and December 31, 2024 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2025
Repurchase agreements:
U.S. Treasury	$1,829,706	$—	$—	$—	$1,829,706
Residential mortgage-backed securities	2,696,149	—	—	—	2,696,149
Total borrowings	$4,525,855	$—	$—	$—	$4,525,855
Gross amount of recognized liabilities for repurchase agreements					$4,525,855
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2024
Repurchase agreements:
U.S. Treasury	$2,170,482	$—	$—	$—	$2,170,482
Residential mortgage-backed securities	2,172,459	—	—	—	2,172,459
Total borrowings	$4,342,941	$—	$—	$—	$4,342,941
Gross amount of recognized liabilities for repurchase agreements					$4,342,941
Amounts related to agreements not included in offsetting disclosures above					$—
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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2025
Securities available for sale:
U.S. Treasury	$2,456,517	$—	$—	$2,456,517
Residential mortgage-backed securities	—	8,121,794	—	8,121,794
States and political subdivisions	—	5,349,857	—	5,349,857
Other	—	42,428	—	42,428
Trading account securities:
U.S. Treasury	36,650	—	—	36,650
States and political subdivisions	—	954	—	954
Derivative assets:
Interest rate swaps, caps and floors	—	58,663	—	58,663
Commodity swaps and options	—	52,364	—	52,364
Derivative liabilities:
Interest rate swaps, caps and floors	—	58,665	—	58,665
Commodity swaps and options	—	50,598	—	50,598
2024
Securities available for sale:
U.S. Treasury	$3,442,320	$—	$—	$3,442,320
Residential mortgage-backed securities	—	6,997,902	—	6,997,902
States and political subdivisions	—	4,560,224	—	4,560,224
Other	—	43,179	—	43,179
Trading account securities:
U.S. Treasury	33,910	—	—	33,910
States and political subdivisions	—	—	—	—
Derivative assets:
Interest rate swaps, caps and floors	—	79,122	—	79,122
Commodity swaps and options	—	48,503	—	48,503
Derivative liabilities:
Interest rate swaps, caps and floors	—	79,122	—	79,122
Commodity swaps and options	—	47,304	—	47,304
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

The following table presents collateral dependent loans that were remeasured and reported at fair value through a specific allocation of the allowance for credit losses on loans based upon the fair value of the underlying collateral:

	2025	2024	2023
Level 2
Carrying value before allocations	$6,263	$4,982	$19,719
Specific (allocations) reversals of prior allocations	(481)	(650)	(3,391)
Fair value	$5,782	$4,332	$16,328
Level 3
Carrying value before allocations	$25,927	$37,082	$15,465
Specific (allocations) reversals of prior allocations	1,204	(10,987)	(2,344)
Fair value	$27,131	$26,095	$13,121
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
The following table presents foreclosed assets that were remeasured and reported at fair value:

	2025	2024	2023
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$659	$19,297	$—
Charge-offs recognized in the allowance for credit losses on loans	—	(3,797)	—
Fair value	$659	$15,500	$—
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
The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	December 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$8,874,055	$8,874,055	$10,234,258	$10,234,258
Securities held to maturity	3,431,179	3,295,431	3,533,775	3,360,546
Accrued interest receivable	256,093	256,093	236,591	236,591
Level 3 inputs:
Loans, net	21,610,317	21,559,335	20,484,662	20,066,512
Financial liabilities:
Level 2 inputs:
Deposits	42,917,864	42,908,091	42,722,748	42,712,907
Federal funds purchased	18,775	18,775	21,975	21,975
Repurchase agreements	4,525,855	4,525,855	4,342,941	4,342,941
Junior subordinated deferrable interest debentures	123,242	123,712	123,184	123,712
Subordinated notes	99,804	100,053	99,648	98,453
Accrued interest payable	45,737	45,737	58,870	58,870
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
Banking and Frost Wealth Advisors are delineated by the products and services that each segment offers. The Banking operating segment includes both commercial and consumer banking services and Frost Insurance Agency. Commercial banking services are provided to corporations and other business customers and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. Frost Insurance Agency provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty products, as well as group health and life insurance products. The Frost Wealth Advisors operating segment includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and securities brokerage services. A third operating segment, Non-Banks, is for the most part the parent holding company, as well as certain other insignificant non-bank subsidiaries of the parent that, for the most part, have little or no activity. Non-banks also includes certain eliminating amounts. The parent company’s principal activities include the direct and indirect ownership of our banking and non-banking subsidiaries and the issuance of debt and equity. Our principal source of revenue is dividends from our subsidiaries.
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

Financial results by operating segment, including significant expense categories provided to the chief operating decision maker, are detailed below. Certain prior period amounts have been reclassified to conform to the current presentation. Frost Wealth Advisors excludes off-balance-sheet managed and custody assets with a total fair value of $51.0 billion, $51.4 billion and $47.2 billion at December 31, 2025, 2024 and 2023.

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2025
Interest income	$2,412,807	$7,940	$—	$2,420,747
Interest expense	671,866	386	12,346	684,598
Net interest income (expense)	1,740,941	7,554	(12,346)	1,736,149
Credit loss expense	44,202	—	—	44,202
Net interest income after credit loss expense	1,696,739	7,554	(12,346)	1,691,947
Non-interest income:
Trust and investment management fees	—	178,234	(1,137)	177,097
Service charges on deposit accounts	121,558	14	—	121,572
Insurance commissions and fees	65,502	—	—	65,502
Interchange and card transaction fees	22,858	—	—	22,858
Other charges, commissions and fees	32,037	25,474	—	57,511
Net gain (loss) on securities transactions	(850)	—	—	(850)
Other	49,110	6,071	224	55,405
Total non-interest income	290,215	209,793	(913)	499,095
Non-interest expense:
Salaries and wages	593,755	79,309	1,583	674,647
Employee benefits	131,159	14,842	100	146,101
Net occupancy	122,458	14,482	—	136,940
Technology, furniture and equipment	159,341	6,203	200	165,744
Deposit insurance	18,720	32	—	18,752
Other	215,405	56,999	4,752	277,156
Total non-interest expense	1,240,838	171,867	6,635	1,419,340
Income (loss) before income taxes	746,116	45,480	(19,894)	771,702
Income tax expense (benefit)	119,877	9,551	(6,283)	123,145
Net income (loss)	626,239	35,929	(13,611)	648,557
Preferred stock dividends	—	—	6,675	6,675
Net income (loss) available to common shareholders	$626,239	$35,929	$(20,286)	$641,882
Revenues from (expenses to) external customers	$2,031,156	$217,347	$(13,259)	$2,235,244
Average assets (in millions)	$51,807	$73	$9	$51,889

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2024
Interest income	$2,382,675	$7,962	$—	$2,390,637
Interest expense	772,075	421	13,529	786,025
Net interest income (expense)	1,610,600	7,541	(13,529)	1,604,612
Credit loss expense	64,985	—	—	64,985
Net interest income after credit loss expense	1,545,615	7,541	(13,529)	1,539,627
Non-interest income:
Trust and investment management fees	—	167,448	(2,178)	165,270
Service charges on deposit accounts	106,217	13	—	106,230
Insurance commissions and fees	61,269	—	—	61,269
Interchange and card transaction fees	21,017	—	—	21,017
Other charges, commissions and fees	30,626	22,717	5	53,348
Net gain (loss) on securities transactions	(96)	—	—	(96)
Other	45,790	6,011	259	52,060
Total non-interest income	264,823	196,189	(1,914)	459,098
Non-interest expense:
Salaries and wages	544,843	74,928	1,623	621,394
Employee benefits	109,431	12,911	104	122,446
Net occupancy	115,136	13,615	—	128,751
Technology, furniture and equipment	142,517	5,764	206	148,487
Deposit insurance	37,203	66	—	37,269
Other	189,700	49,790	4,921	244,411
Total non-interest expense	1,138,830	157,074	6,854	1,302,758
Income (loss) before income taxes	671,608	46,656	(22,297)	695,967
Income tax expense (benefit)	110,524	9,798	(6,897)	113,425
Net income (loss)	561,084	36,858	(15,400)	582,542
Preferred stock dividends	—	—	6,675	6,675
Net income (loss) available to common shareholders	$561,084	$36,858	$(22,075)	$575,867
Revenues from (expenses to) external customers	$1,875,423	$203,730	$(15,443)	$2,063,710
Average assets (in millions)	$49,621	$64	$9	$49,694

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
2023
Interest income	$2,209,659	$8,057	$—	$2,217,716
Interest expense	647,218	437	11,397	659,052
Net interest income (expense)	1,562,441	7,620	(11,397)	1,558,664
Credit loss expense	46,171	—	—	46,171
Net interest income after credit loss expense	1,516,270	7,620	(11,397)	1,512,493
Non-interest income:
Trust and investment management fees	—	155,278	(1,963)	153,315
Service charges on deposit accounts	93,478	26	—	93,504
Insurance commissions and fees	58,271	—	—	58,271
Interchange and card transaction fees	19,419	—	—	19,419
Other charges, commissions and fees	30,217	18,809	—	49,026
Net gain (loss) on securities transactions	66	—	—	66
Other	49,868	4,793	280	54,941
Total non-interest income	251,319	178,906	(1,683)	428,542
Non-interest expense:
Salaries and wages	480,083	66,070	1,565	547,718
Employee benefits	103,427	11,776	103	115,306
Net occupancy	109,953	14,443	—	124,396
Technology, furniture and equipment	129,042	6,054	190	135,286
Deposit insurance	76,535	54	—	76,589
Other	178,784	46,081	4,502	229,367
Total non-interest expense	1,077,824	144,478	6,360	1,228,662
Income (loss) before income taxes	689,765	42,048	(19,440)	712,373
Income tax expense (benefit)	111,145	8,830	(5,575)	114,400
Net income (loss)	578,620	33,218	(13,865)	597,973
Preferred stock dividends	—	—	6,675	6,675
Net income (loss) available to common shareholders	$578,620	$33,218	$(20,540)	$591,298
Revenues from (expenses to) external customers	$1,813,760	$186,526	$(13,080)	$1,987,206
Average assets (in millions)	$49,536	$59	$9	$49,604

Note 18 - Condensed Financial Statements of Parent Company
Condensed financial statements pertaining only to Cullen/Frost Bankers, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.
Condensed Balance Sheets

	December 31,
	2025	2024
Assets:
Cash	$301,154	$334,512
Total cash and cash equivalents	301,154	334,512
Investment in subsidiaries	4,548,266	3,828,890
Accrued interest receivable and other assets	1,446	1,231
Total assets	$4,850,866	$4,164,633
Liabilities:
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	$123,242	$123,184
Subordinated notes, net of unamortized issuance costs	99,804	99,648
Accrued interest payable and other liabilities	54,784	43,213
Total liabilities	277,830	266,045
Shareholders’ Equity	4,573,036	3,898,588
Total liabilities and shareholders’ equity	$4,850,866	$4,164,633
Condensed Statements of Income

	Year Ended December 31,
	2025	2024	2023
Income:
Dividend income paid by Frost Bank	$352,292	$262,214	$279,679
Dividend income paid by non-banks	231	268	255
Interest and other income	—	—	1,929
Total income	352,523	262,482	281,863
Expenses:
Interest expense	12,346	13,529	13,304
Salaries and employee benefits	1,682	1,727	1,668
Other	6,042	7,304	6,653
Total expenses	20,070	22,560	21,625
Income before income taxes and equity in undistributed earnings of subsidiaries	332,453	239,922	260,238
Income tax benefit	6,281	6,896	5,974
Equity in undistributed earnings of subsidiaries	309,823	335,724	331,761
Net income	648,557	582,542	597,973
Preferred stock dividends	6,675	6,675	6,675
Net income available to common shareholders	$641,882	$575,867	$591,298

Condensed Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net income	$648,557	$582,542	$597,973
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(309,823)	(335,724)	(331,761)
Stock-based compensation	1,020	934	880
Net tax benefit from stock-based compensation	393	463	331
Net change in other assets and other liabilities	11,177	4,322	19,867
Net cash from operating activities	351,324	252,537	287,290
Investing Activities:
Capital contribution to subsidiary	(500)	—	—
Net cash from investing activities	(500)	—	—
Financing Activities:
Proceeds from stock option exercises	11,946	22,643	9,299
Proceeds from stock-based compensation activities of subsidiaries	23,735	18,829	23,710
Purchase of treasury stock	(157,832)	(60,901)	(42,720)
Cash dividends paid on preferred stock	(6,675)	(6,675)	(6,675)
Cash dividends paid on common stock	(255,356)	(242,446)	(232,323)
Net cash from financing activities	(384,182)	(268,550)	(248,709)
Net change in cash and cash equivalents	(33,358)	(16,013)	38,581
Cash and cash equivalents at beginning of year	334,512	350,525	311,944
Cash and cash equivalents at end of year	$301,154	$334,512	$350,525
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
ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 became effective for our annual financial statements in 2024 (see Note 17 - Operating Segments) and interim periods within fiscal years in 2025.
ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 became effective for us in 2025 (see Note 12 - Income Taxes).
ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 will be effective for us, on a prospective basis, for annual periods beginning in 2027, and interim periods within fiscal years beginning in 2028, though early adoption and retrospective application is permitted. ASU 2024-03 is not expected to have a significant impact on our financial statements.
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
ASU No. 2025-06,“Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 simplifies and modernizes the accounting for internal-use software by removing prescriptive project stage guidance and introducing a new capitalization threshold. Under the revised standard, software development costs are capitalized when management authorizes and commits funding for the project and it is probable the software will be completed and used as intended. ASU 2025-05 will be effective in 2028 and is not expected to have a significant impact on our financial statements.

ASU 2025‑08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans.” ASU 2025-08 expands the scope of the “gross‑up” method, formerly applicable only to purchased credit‑deteriorated ("PCD") assets, to include acquired non‑PCD loans that meet certain criteria, now referred to as “purchased seasoned loans” (PSLs). Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit‑loss expense previously required for non‑PCD assets. PSLs are defined as non‑PCD loans acquired either (i) through a business combination, or (ii) purchased more than 90 days after origination when the acquirer was not involved in origination. ASU 2025-08 will be effective for us, on a prospective basis for loans acquired on or after the adoption date, for interim and annual reporting periods beginning in 2027, though early adoption is permitted. ASU 2025-08 is not expected to have a significant impact on our financial statements.
ASU 2025‑09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” ASU 2025-09 amends ASC 815 to align hedge accounting more closely with an entity’s economic risk management practices. Key amendments include (i) to allow designating a variable price component of a nonfinancial forecasted purchase or sale as the hedged risk, (ii) to allow grouping individual forecasted transactions with similar (not identical) risk exposures, (iii) a new model for hedging forecasted interest on variable-rate debt, enabling changes in index or tenor without dedesignation, subject to simplifying assumptions, and (iv) additional clarifications related to hedge accounting of nonfinancial components, net written options, and dual-hedge strategies. ASU 2025-09 will be effective for us beginning in 2027, though early adoption is permitted. ASU 2025-09 is not expected to have a significant impact on our financial statements.
ASU 2025‑11, “Interim Reporting (Topic 270): Narrow‑Scope Improvements.” ASU 2025-11 clarifies and enhances guidance under ASC 270 on interim financial reporting by (i) clarifying the scope of ASC 270 such that it now explicitly applies only to entities that issue complete interim financial statements and related notes under U.S. GAAP, (ii) establishing clear guidance on the form of interim statements and notes, incorporating a comprehensive list of required interim disclosures drawn from across the ASC, and (iii) introducing a requirement to disclose material events and changes occurring after the end of the last annual period that could impact interim results. ASU 2025-11 will be effective for us for interim periods beginning in 2028, though early adoption is permitted. ASU 2025-11 is not expected to have a significant impact on our financial statements.

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
As of December 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 framework”). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2025, based on those criteria.
Ernst & Young LLP, San Antonio, Texas, (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cullen/Frost Bankers, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Cullen/Frost Bankers, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cullen/Frost Bankers, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 5, 2026 expressed an unqualified opinion thereon.

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
February 5, 2026
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
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” and under the section captioned “Insider Trading Policies and Procedures” included in Part I, Item 1, and Part II, Item 5, respectively, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Cullen/Frost Bankers, Inc.		10-Q	001-13221	3.1	7/26/2006
3.2	Amended and Restated Bylaws of Cullen/Frost Bankers, Inc.		8-K	001-13221	3.1	7/31/2020
3.3	Certificate of Designations of 4.450% Non-Cumulative Perpetual Preferred Stock, Series B		8-A	001-13221	3.3	11/19/2020
4.1	Description of Registrant's Securities		10-K	001-13221	4.1	2/3/2023
4.2P(1)	Instruments Defining the Rights of Holders of Long-Term Debt
10.1(2)	Cullen/Frost Bankers, Inc. Restoration Plan		10-K	001-13221	10.1	2/6/2019
10.2(2)	Amendment No. 1 to the Cullen/Frost Bankers, Inc. Restoration Plan		10-K	001-13221	10.2	2/6/2019
10.3(2)	Thrift Incentive Stock Purchase Plan for Certain Employees of Cullen/Frost Bankers, Inc.		10-K	001-13221	10.3	2/6/2019
10.4(2)	Cullen/Frost Restoration Profit Sharing Plan		10-K	001-13221	10.7	2/6/2019
10.5(2)	Amendment No. 1 to the Cullen/Frost Restoration Profit Sharing Plan		10-K	001-13221	10.8	2/6/2019
10.6(2)	2007 Outside Director Incentive Plan		S-8	333-143397	4.4	5/31/2007
10.7(2)	2015 Omnibus Incentive Plan		DEF 14A	001-13221	Annex A	3/23/2015
10.8(2)	Amendment to the 2015 Omnibus Incentive Plan		10-K	001-13221	10.12	2/3/2017
10.9(2)	2024 Equity Incentive Plan		DEF 14A	001-13221	Appendix A	3/8/2024
10.10(2)	Form of Restricted Stock Unit Award Agreement - 2024 Equity Incentive Plan		10-Q	001-13221	10.1	10/30/2025
10.11(2)	Form of Performance Stock Unit Award Agreement - 2022		10-K	001-13221	10.17	2/3/2023
10.12(2)	Form of Performance Stock Unit Award Agreement - 2023		10-K	001-13221	10.17	2/6/2024
10.13(2)	Form of Performance Stock Unit Award Agreement - 2024		10-K	001-13221	10.16	2/6/2025
10.14(2)	Form of Performance Stock Unit Award Agreement - 2025		10-Q	001-13221	10.2	10/30/2025
10.15(2)	Form of Deferred Stock Unit Award Agreement with Outside Directors		10-Q	001-13221	10.8	7/28/2022
10.162)	Executive Change-in-Control Severance Plan	X
19.1	Cullen/Frost Bankers, Inc. Insider Trading Policy		10-K	001-13221	19.1	2/6/2024
21.1	Subsidiaries of Cullen/Frost Bankers, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney	X
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

32.1(3)	Section 1350 Certification of the Chief Executive Officer	X
32.2(3)	Section 1350 Certification of the Chief Financial Officer	X
97.1	Clawback Policy		10-K	001-13221	97.1	2/6/2024
101.INS(4)	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104(5)	Cover Page Interactive Data File
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

Date:	February 5, 2026	CULLEN/FROST BANKERS, INC.
(Registrant)
		By:	/s/ DANIEL J. GEDDES
Daniel J. Geddes Group Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILLIP D. GREEN*	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 5, 2026
Phillip D. Green

/s/ DANIEL J. GEDDES	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 5, 2026
Daniel J. Geddes

/s/ MATTHEW B. HENSON	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 5, 2026
Matthew B. Henson

/s/ HOPE ANDRADE*	Director	February 5, 2026
Hope Andrade

/s/ CHRIS M. AVERY*	Director	February 5, 2026
Chris M. Avery

/s/ ANTHONY R. CHASE*	Director	February 5, 2026
Anthony R. Chase

/s/ CYNTHIA J. COMPARIN*	Director	February 5, 2026
Cynthia J. Comparin

/s/ SAMUEL G. DAWSON*	Director	February 5, 2026
Samuel G. Dawson

/s/ CRAWFORD H. EDWARDS*	Director	February 5, 2026
Crawford H. Edwards

/s/ DAVID J. HAEMISEGGER*	Director	February 5, 2026
David J. Haemisegger

/s/ CHARLES W. MATTHEWS*	Director	February 5, 2026
Charles W. Matthews

/s/ JOSEPH A. PIERCE*	Director	February 5, 2026
Joseph A. Pierce

/s/ JEFF RUMMEL*	Director	February 5, 2026
Jeff Rummel

/s/ LINDA B. RUTHERFORD*	Director	February 5, 2026
Linda B. Rutherford

/s/ MARSHA M. SHIELDS*	Director	February 5, 2026
Marsha M. Shields

/s/ JACK WILLOME*	Director	February 5, 2026
Jack Willome

*By: /s/ DANIEL J. GEDDES	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 5, 2026
Daniel J. Geddes As attorney-in-fact for the persons indicated