Form 10-Q
period 2026-03-31
CULLEN/FROST BANKERS, INC.
filed 2026-04-30
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2026
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2026, there were 62,797,048 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
March 31, 2026

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2026	December 31, 2025
Assets:
Cash and due from banks	$638,785	$681,325
Interest-bearing deposits	6,502,951	8,183,080
Federal funds sold	2,675	—
Resell agreements	—	9,650
Total cash and cash equivalents	7,144,411	8,874,055
Securities held to maturity, net of allowance for credit losses of $500 at both March 31, 2026 and December 31, 2025	3,405,500	3,431,179
Securities available for sale, at estimated fair value	16,790,606	15,970,596
Trading account securities	37,645	37,604
Loans, net of unearned discounts	22,432,419	21,891,812
Less: Allowance for credit losses on loans	(286,215)	(281,495)
Net loans	22,146,204	21,610,317
Premises and equipment, net	1,332,450	1,313,225
Accrued interest receivable and other assets	1,867,741	1,804,448
Total assets	$52,724,557	$53,041,424

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$14,171,828	$14,143,815
Interest-bearing deposits	28,664,346	28,774,049
Total deposits	42,836,174	42,917,864
Federal funds purchased	25,350	18,775
Repurchase agreements	4,101,707	4,525,855
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	123,256	123,242
Subordinated notes, net of unamortized issuance costs	99,843	99,804
Accrued interest payable and other liabilities	1,007,558	782,848
Total liabilities	48,193,888	48,468,388

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 150,000 Series B shares ($1,000 liquidation preference) issued at both March 31, 2026 and December 31, 2025	145,452	145,452
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,404,582 shares issued at both March 31, 2026 and December 31, 2025	644	644
Additional paid-in capital	1,105,508	1,100,327
Retained earnings	4,410,863	4,309,171
Accumulated other comprehensive income (loss), net of tax	(923,511)	(842,951)
Treasury stock, at cost; 1,607,534 shares at March 31, 2026 and 1,117,394 at December 31, 2025	(208,287)	(139,607)
Total shareholders’ equity	4,530,669	4,573,036
Total liabilities and shareholders’ equity	$52,724,557	$53,041,424
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Interest income:
Loans, including fees	$336,285	$334,608
Securities:
Taxable	115,199	116,256
Tax-exempt	64,898	54,607
Interest-bearing deposits	61,456	79,495
Federal funds sold	44	40
Resell agreements	85	111
Total interest income	577,967	585,117
Interest expense:
Deposits	108,243	133,168
Federal funds purchased	219	201
Repurchase agreements	28,084	32,419
Junior subordinated deferrable interest debentures	1,735	1,945
Subordinated notes	1,164	1,164
Total interest expense	139,445	168,897
Net interest income	438,522	416,220
Credit loss expense	6,745	13,070
Net interest income after credit loss expense	431,777	403,150
Non-interest income:
Trust and investment management fees	47,957	42,931
Service charges on deposit accounts	32,157	28,621
Insurance commissions and fees	22,075	21,019
Interchange and card transaction fees	6,532	5,402
Other charges, commissions, and fees	13,268	13,586
Net gain (loss) on securities transactions	—	(14)
Other	14,326	12,466
Total non-interest income	136,315	124,011
Non-interest expense:
Salaries and wages	166,190	160,857
Employee benefits	44,656	42,157
Net occupancy	34,753	33,277
Technology, furniture, and equipment	41,674	40,118
Deposit insurance	7,203	7,184
Other	71,210	64,473
Total non-interest expense	365,686	348,066
Income before income taxes	202,406	179,095
Income taxes	31,419	28,173
Net income	170,987	150,922
Preferred stock dividends	1,669	1,669
Net income available to common shareholders	$169,318	$149,253

Earnings per common share:
Basic	$2.65	$2.30
Diluted	2.65	2.30
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$170,987	$150,922
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	(102,183)	155,632
Change in net unrealized gain on securities transferred to held to maturity	—	(521)
Reclassification adjustment for net (gains) losses included in net income	—	14
Total securities available for sale and transferred securities	(102,183)	155,125
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	209	310
Total defined-benefit post-retirement benefit plans	209	310
Other comprehensive income (loss), before tax	(101,974)	155,435
Deferred tax expense (benefit)	(21,414)	32,642
Other comprehensive income (loss), net of tax	(80,560)	122,793
Comprehensive income	$90,427	$273,715
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Three months ended:
March 31, 2026
Balance at beginning of period	$145,452	$644	$1,100,327	$4,309,171	$(842,951)	$(139,607)	$4,573,036
Net income	—	—	—	170,987	—	—	170,987
Other comprehensive income (loss), net of tax	—	—	—	—	(80,560)	—	(80,560)
Stock unit conversions (28,958 shares)	—	—	—	(3,618)	—	3,618	—
Stock-based compensation expense recognized in earnings	—	—	5,181	—	—	—	5,181
Purchase of treasury stock (519,098 shares)	—	—	—	—	—	(72,298)	(72,298)
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,669)	—	—	(1,669)
Cash dividends – common stock ($1.00 per share)	—	—	—	(64,008)	—	—	(64,008)
Balance at end of period	$145,452	$644	$1,105,508	$4,410,863	$(923,511)	$(208,287)	$4,530,669

March 31, 2025
Balance at beginning of period	$145,452	$644	$1,075,572	$3,951,482	$(1,252,004)	$(22,558)	$3,898,588
Net income	—	—	—	150,922	—	—	150,922
Other comprehensive income (loss), net of tax	—	—	—	—	122,793	—	122,793
Stock option exercises/stock unit conversions (103,936 shares)	—	—	—	(7,650)	—	11,358	3,708
Stock-based compensation expense recognized in earnings	—	—	4,081	—	—	—	4,081
Purchase of treasury stock (18,427 shares)	—	—	—	—	—	(2,600)	(2,600)
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,669)	—	—	(1,669)
Cash dividends – common stock ($0.95 per share)	—	—	—	(61,663)	—	—	(61,663)
Balance at end of period	$145,452	$644	$1,079,653	$4,031,422	$(1,129,211)	$(13,800)	$4,114,160
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net income	$170,987	$150,922
Adjustments to reconcile net income to net cash from operating activities:
Credit loss expense	6,745	13,070
Deferred tax expense (benefit)	(2,226)	(1,289)
Accretion of loan discounts	(9,669)	(7,888)
Securities premium amortization (discount accretion), net	3,766	9,945
Net (gain) loss on securities transactions	—	14
Depreciation and amortization	22,218	21,894
Net (gain) loss on sale/write-down of assets/foreclosed assets	(191)	(2,363)
Stock-based compensation	5,181	4,081
Net tax benefit from stock-based compensation	136	912
Earnings on life insurance policies	(984)	(928)
Net change in:
Trading account securities	(22)	(752)
Lease right-of-use assets	5,464	6,390
Accrued interest receivable and other assets	(42,813)	55,711
Accrued interest payable and other liabilities	78,730	(545,830)
Net cash from operating activities	237,322	(296,111)
Investing Activities:
Securities held to maturity:
Purchases	—	(1,500)
Maturities, calls and principal repayments	24,904	22,785
Securities available for sale:
Purchases	(5,627,169)	(5,902,064)
Sales	—	38,556
Maturities, calls and principal repayments	4,845,490	4,199,617
Proceeds from sale of loans	—	605
Net change in loans	(536,679)	(151,515)
Benefits received on life insurance policies	1,409	687
Proceeds from sales of premises and equipment	469	5
Purchases of premises and equipment	(38,605)	(40,953)
Proceeds from sales of foreclosed assets	453	15,135
Net cash from investing activities	(1,329,728)	(1,818,642)
Financing Activities:
Net change in deposits	(81,690)	(332,077)
Net change in short-term borrowings	(417,573)	128,204
Proceeds from stock option exercises	—	3,708
Purchase of treasury stock	(72,298)	(2,600)
Cash dividends paid on preferred stock	(1,669)	(1,669)
Cash dividends paid on common stock	(64,008)	(61,663)
Net cash from financing activities	(637,238)	(266,097)
Net change in cash and cash equivalents	(1,729,644)	(2,380,850)
Cash and cash equivalents at beginning of period	8,874,055	10,234,258
Cash and cash equivalents at end of period	$7,144,411	$7,853,408

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Table amounts in thousands, except for share and per share amounts)
Note 1 - Significant Accounting Policies
Nature of Operations. Cullen/Frost Bankers, Inc. (“Cullen/Frost”) is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout numerous Texas markets. The terms “Cullen/Frost,” “the Corporation,” “we,” “us,” and “our” mean Cullen/Frost Bankers, Inc., and its subsidiaries, when appropriate. In addition to general commercial and consumer banking, other products and services offered include trust and investment management, insurance, brokerage, mutual funds, leasing, treasury management, capital markets advisory, and item processing.
Basis of Presentation. The consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of Cullen/Frost and all other entities for which Cullen/Frost is determined to have a controlling financial interest. All material intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies we follow conform, in all material respects, to accounting principles generally accepted in the United States (“U.S. GAAP”) and to general practices within the financial services industry.
The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments considered necessary for a fair presentation of our financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the SEC on February 5, 2026 (the “2025 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of results that may be expected for a full year or any future period.
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. Actual results could differ from those estimates. The allowance for credit losses, the fair values of financial instruments, and the evaluation of contingencies are particularly subject to change.
Cash Flow Reporting. Additional cash flow information was as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for:
Interest	$144,787	$174,073
U.S. federal income taxes, net of refunds received	—	—
State income/franchise taxes, net of refunds received	—	—
Significant non-cash transactions:
Unsettled securities transactions	145,750	10,456
Loans foreclosed and transferred to other real estate owned and foreclosed assets	—	—
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	3,618	9,150
Accounting Changes, Reclassifications and Restatements. Certain items in prior financial statements have been reclassified, where necessary, to conform to the current presentation.

Note 2 - Securities
Securities - Held to Maturity. A summary of the amortized cost, fair value and allowance for credit losses related to securities held to maturity as of March 31, 2026 and December 31, 2025, is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses	Net Carrying Amount
March 31, 2026
Residential mortgage-backed securities	$1,097,711	$251	$31,509	$1,066,453	$—	$1,097,711
States and political subdivisions	2,306,789	4,601	161,874	2,149,516	(500)	2,306,289
Other	1,500	—	2	1,498	—	1,500
Total	$3,406,000	$4,852	$193,385	$3,217,467	$(500)	$3,405,500
December 31, 2025
Residential mortgage-backed securities	$1,113,474	$5,952	$29,220	$1,090,206	$—	$1,113,474
States and political subdivisions	2,316,705	10,089	123,068	2,203,726	(500)	2,316,205
Other	1,500	—	1	1,499	—	1,500
Total	$3,431,679	$16,041	$152,289	$3,295,431	$(500)	$3,431,179
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. The carrying value of held-to-maturity securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law totaled $1.3 billion at March 31, 2026 and $1.4 billion December 31, 2025. Accrued interest receivable on held-to-maturity securities totaled $19.4 million at March 31, 2026 and $37.2 million at December 31, 2025, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by States and political subdivisions and other securities as of March 31, 2026 and December 31, 2025:

	States and Political Subdivisions
	Not Guaranteed or Pre-Refunded	Guaranteed by the Texas PSF	Guaranteed by Third Party	Pre-Refunded	Total	Other Securities
March 31, 2026
Aaa/AAA	$300,383	$1,465,645	$6,135	$27,558	$1,799,721	$—
Aa/AA	488,635	—	13,579	—	502,214	—
A	4,854	—	—	—	4,854	—
Not rated	—	—	—	—	—	1,500
Total	$793,872	$1,465,645	$19,714	$27,558	$2,306,789	$1,500
December 31, 2025
Aaa/AAA	$300,477	$1,467,646	$6,140	$35,216	$1,809,479	$—
Aa/AA	488,778	—	13,579	—	502,357	—
A	4,869	—	—	—	4,869	—
Not rated	—	—	—	—	—	1,500
Total	$794,124	$1,467,646	$19,719	$35,216	$2,316,705	$1,500
The following table details activity in the allowance for credit losses on held-to-maturity securities during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Beginning balance	$500	$310
Credit loss expense (benefit)	—	—
Ending balance	$500	$310

Securities - Available for Sale. A summary of the amortized cost, fair value and allowance for credit losses related to securities available for sale as of March 31, 2026 and December 31, 2025, is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
March 31, 2026
U.S. Treasury	$3,444,981	$—	$153,427	$—	$3,291,554
Residential mortgage-backed securities	9,021,077	35,936	776,782	—	8,280,231
States and political subdivisions	5,427,357	15,315	266,352	—	5,176,320
Other	42,501	—	—	—	42,501
Total	$17,935,916	$51,251	$1,196,561	$—	$16,790,606
December 31, 2025
U.S. Treasury	$2,604,852	$22	$148,357	$—	$2,456,517
Residential mortgage-backed securities	8,818,139	54,668	751,013	—	8,121,794
States and political subdivisions	5,548,304	29,000	227,447	—	5,349,857
Other	42,428	—	—	—	42,428
Total	$17,013,723	$83,690	$1,126,817	$—	$15,970,596
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At March 31, 2026, all of the securities in our available for sale municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 69.8% are either guaranteed by the Texas Permanent School Fund (“PSF”) or have been pre-refunded. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of available-for-sale securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law totaled $5.8 billion at March 31, 2026 and $6.6 billion at December 31, 2025. Accrued interest receivable on available-for-sale securities totaled $76.5 million at March 31, 2026 and $122.5 million at December 31, 2025, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The table below summarizes, as of March 31, 2026, securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by type of security and length of time in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury	$1,037,165	$235	$2,254,388	$153,192	$3,291,553	$153,427
Residential mortgage-backed securities	1,381,582	12,322	4,121,310	764,460	5,502,892	776,782
States and political subdivisions	1,358,345	16,965	2,328,555	249,387	3,686,900	266,352
Total	$3,777,092	$29,522	$8,704,253	$1,167,039	$12,481,345	$1,196,561
As of March 31, 2026, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Contractual Maturities. The following table summarizes the maturity distribution schedule of securities held to maturity and securities available for sale as of March 31, 2026. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
Held To Maturity
Amortized Cost
Residential mortgage-backed securities	$—	$494,165	$11,215	$592,331	$1,097,711
States and political subdivisions	23,885	6,443	104,075	2,172,386	2,306,789
Other	1,500	—	—	—	1,500
Total	$25,385	$500,608	$115,290	$2,764,717	$3,406,000
Estimated Fair Value
Residential mortgage-backed securities	$—	$464,693	$9,668	$592,092	$1,066,453
States and political subdivisions	24,036	6,549	100,927	2,018,004	2,149,516
Other	1,498	—	—	—	1,498
Total	$25,534	$471,242	$110,595	$2,610,096	$3,217,467
Available For Sale
Amortized Cost
U. S. Treasury	$1,685,183	$1,566,540	$—	$193,258	$3,444,981
Residential mortgage-backed securities	40	9,770	2,364	9,008,903	9,021,077
States and political subdivisions	81,488	322,286	550,422	4,473,161	5,427,357
Other	—	—	—	—	42,501
Total	$1,766,711	$1,898,596	$552,786	$13,675,322	$17,935,916
Estimated Fair Value
U. S. Treasury	$1,680,776	$1,471,989	$—	$138,789	$3,291,554
Residential mortgage-backed securities	39	9,748	2,408	8,268,036	8,280,231
States and political subdivisions	81,585	320,948	519,651	4,254,136	5,176,320
Other	—	—	—	—	42,501
Total	$1,762,400	$1,802,685	$522,059	$12,660,961	$16,790,606
Sales of Securities. Sales of available for sale securities were as follows:

	Three Months Ended March 31,
	2026	2025
Proceeds from sales	$—	$38,556
Gross realized gains	—	43
Gross realized losses	—	(57)
Tax (expense) benefit of securities gains/losses	—	3
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended March 31,
	2026	2025
Premium amortization	$(13,534)	$(15,013)
Discount accretion	9,768	5,068
Net (premium amortization) discount accretion	$(3,766)	$(9,945)

Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	March 31, 2026	December 31, 2025
U.S. Treasury	$37,366	$36,650
States and political subdivisions	279	954
Total	$37,645	$37,604
Net gains and losses on trading account securities included in other non-interest income were as follows:

	Three Months Ended March 31,
	2026	2025
Net gain on sales transactions	$1,351	$1,273
Net mark-to-market gains (losses)	(13)	(33)
Net gain (loss) on trading account securities	$1,338	$1,240
Note 3 - Loans
Loans were as follows:

	March 31, 2026	December 31, 2025
Commercial and industrial	$6,333,349	$6,306,980
Energy:
Production	787,371	767,724
Service	287,823	252,295
Other	132,876	74,650
Total energy	1,208,070	1,094,669
Commercial real estate:
Owner occupied	4,159,240	3,987,913
Non-owner occupied	3,747,762	3,773,028
Construction and land	2,650,291	2,549,869
Total commercial real estate	10,557,293	10,310,810
Consumer real estate:
Home equity lines of credit	1,104,492	1,068,393
Home equity loans	1,044,913	1,035,971
Home improvement loans	872,468	874,148
1-4 family mortgage loans	718,966	594,825
Other	139,765	145,331
Total consumer real estate	3,880,604	3,718,668
Total real estate	14,437,897	14,029,478
Consumer and other	453,103	460,685
Total loans	$22,432,419	$21,891,812
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston, and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of March 31, 2026, there were no concentrations of loans related to any single industry in excess of 10% of total loans. At that date, the largest industry concentrations were related to the energy industry, which totaled 5.4% of total loans, and the automobile dealerships industry, which totaled 4.7% of total loans. As of March 31, 2026, unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.1 billion and $115.3 million, respectively, while unfunded commitments to extend credit and standby letters of credit issued to customers in the automobile dealership industry totaled $542.4 million and $20.0 million, respectively.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not material at March 31, 2026 or December 31, 2025.

Overdrafts. Deposit account overdrafts reported as loans totaled $15.6 million at March 31, 2026 and $13.8 million at December 31, 2025.
Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers, and their affiliates (collectively referred to as “related parties”). Such loans totaled $328.2 million at March 31, 2026 and $316.1 million at December 31, 2025.
Accrued Interest Receivable. Accrued interest receivable on loans totaled $87.7 million at March 31, 2026 and $90.6 million at December 31, 2025, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
Federal Home Loan Bank Blanket Pledge. We have executed a blanket pledge and security agreement with the Federal Home Loan Bank (“FHLB”) under which certain qualifying loans are pledged as collateral for any outstanding borrowings under the agreement. Loans pledged under the blanket agreement totaled $18.5 billion at March 31, 2026 and $17.9 billion at December 31, 2025, though no FHLB borrowings were outstanding as of these dates.
Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.
Non-accrual loans, segregated by class of loans, were as follows:

	March 31, 2026		December 31, 2025
	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$45,005	$20,848	$50,659	$26,693
Energy	2,523	1,303	3,023	1,304
Commercial real estate:
Owner occupied	13,764	10,965	7,581	4,782
Non-owner occupied	580	580	465	465
Construction and land	2,407	785	1,874	202
Consumer real estate	7,811	4,331	6,615	4,486
Consumer and other	260	179	265	184
Total	$72,350	$38,991	$70,482	$38,116
The following table presents non-accrual loans as of March 31, 2026, by class and year of origination.

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$9,071	$855	$2,740	$8,802	$2,049	$2,428	$16,761	$2,299	$45,005
Energy	—	—	—	—	—	1,304	1,219	—	2,523
Commercial real estate:
Owner occupied	—	2,935	—	858	5,231	4,246	494	—	13,764
Non-owner occupied	—	—	—	—	—	140	—	440	580
Construction and land	—	—	587	—	—	1,132	—	688	2,407
Consumer real estate	—	—	—	1,141	—	2,200	808	3,662	7,811
Consumer and other	—	—	179	—	—	—	81	—	260
Total	$9,071	$3,790	$3,506	$10,801	$7,280	$11,450	$19,363	$7,089	$72,350
In the table above, loans reported as 2026 originations as of March 31, 2026 were, for the most part, first originated in years prior to 2026 but were renewed in the current year. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $1.1 million for the three months ended March 31, 2026, and approximately $1.4 million for the three months ended March 31, 2025.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of March 31, 2026, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$23,366	$18,877	$42,243	$6,291,106	$6,333,349	$4,423
Energy	1,443	2,523	3,966	1,204,104	1,208,070	—
Commercial real estate:
Owner occupied	15,553	8,233	23,786	4,135,454	4,159,240	3,382
Non-owner occupied	4,662	2,094	6,756	3,741,006	3,747,762	1,654
Construction and land	47,321	2,304	49,625	2,600,666	2,650,291	—
Consumer real estate	28,600	13,828	42,428	3,838,176	3,880,604	6,123
Consumer and other	6,614	568	7,182	445,921	453,103	308
Total	$127,559	$48,427	$175,986	$22,256,433	$22,432,419	$15,890
Modifications to Borrowers Experiencing Financial Difficulty. From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. There were no loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2026. The period-end balance of loan modifications, segregated by type of modification, to borrowers experiencing financial difficulty during the three months ended March 31, 2025 are set forth in the table below, regardless of whether such modifications resulted in a new loan. There were no commitments to lend additional funds to these borrowers at March 31, 2026.

	Payment Delay	Percent of Total Class of Loans
March 31, 2025
Commercial and industrial	$4,385	0.1%
Commercial real estate:
Construction and land	1,946	0.1
	$6,331	—
The financial effects of the loan modifications made to borrowers experiencing financial difficulty were not material during the three months ended March 31, 2026 and 2025. The loan modifications reported in the table above did not materially impact our determination of the allowance for credit losses on loans during their respective reporting periods.
Information as of March 31, 2026 and March 31, 2025, related to loans modified (by type of modification) in the preceding twelve months, respectively, whereby the borrower was experiencing financial difficulty at the time of modification is set forth in the following table.

	March 31, 2026		March 31, 2025
	Payment Delay	Combination: Payment Delay and Term Extension	Payment Delay	Combination: Payment Delay and Term Extension
Past due in excess of 90 days or on non-accrual status at period-end:
Commercial and industrial	$—	$—	$4,941	$19,347
Commercial real estate:
Construction and land	1,622	—	1,946	—
	$1,622	$—	$6,887	$19,347
Charge-offs during the period:
Commercial and industrial	$—	$—	$1,108	$—

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
We utilize a risk grading matrix to assign a risk grade to each of our commercial loans. Loans are graded on a scale of 1 to 14. A description of the general characteristics of the 14 risk grades is set forth in our 2025 Form 10-K. We monitor portfolio credit quality by the weighted-average risk grade of each class of commercial loan. Individual relationship managers, under the oversight of credit administration, review updated financial information for all pass grade loans to reassess the risk grade on at least an annual basis. When a loan has a risk grade of 9, it is still considered a pass grade loan; however, it is considered to be on management’s “watch list,” and where a significant risk-modifying action is anticipated in the near term. When a loan has a risk grade of 10 or higher, a special assets officer monitors the loan on an on-going basis. The following table presents weighted-average risk grades for all commercial loans, by class and year of origination/renewal, as of March 31, 2026.

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Commercial and industrial
Risk grades 1-8	$835,194	$1,107,994	$532,878	$256,248	$259,190	$505,938	$2,222,255	$39,821	$5,759,518	6.15
Risk grade 9	35,192	25,962	28,206	4,228	4,307	34,923	78,274	14,715	225,807	9.00
Risk grade 10	8,053	408	15,124	4,459	9,492	9,664	148,791	12,006	207,997	10.00
Risk grade 11	1,935	8,687	13,325	19,035	6,580	14,530	17,807	13,123	95,022	11.00
Risk grade 12	9,071	386	2,267	7,934	1,498	2,400	5,148	1,642	30,346	12.00
Risk grade 13	—	469	473	868	551	28	11,613	657	14,659	13.00
	$889,445	$1,143,906	$592,273	$292,772	$281,618	$567,483	$2,483,888	$81,964	$6,333,349	6.49
W/A risk grade	6.24	5.87	7.19	7.55	7.24	6.16	6.50	8.68	6.49
Energy
Risk grades 1-8	$227,012	$120,971	$68,302	$8,561	$31,534	$13,353	$604,337	$11,078	$1,085,148	5.75
Risk grade 9	67	1,228	22,342	22	—	—	15,686	141	39,486	9.00
Risk grade 10	—	15,945	—	—	568	1,880	55,800	1,986	76,179	10.00
Risk grade 11	—	184	—	1,284	2,856	—	—	410	4,734	11.00
Risk grade 12	—	—	—	—	—	1,304	519	—	1,823	12.00
Risk grade 13	—	—	—	—	—	—	700	—	700	13.00
	$227,079	$138,328	$90,644	$9,867	$34,958	$16,537	$677,042	$13,615	$1,208,070	6.16
W/A risk grade	5.70	7.43	7.04	7.88	7.85	5.64	5.81	7.92	6.16
Commercial real estate:
Owner occupied
Risk grades 1-8	$340,504	$693,775	$418,770	$446,767	$637,998	$1,075,278	$36,615	$151,908	$3,801,615	6.81
Risk grade 9	2,264	33,508	6,940	23,076	27,012	50,478	—	427	143,705	9.00
Risk grade 10	—	1,853	6,783	13,577	58,488	7,381	—	—	88,082	10.00
Risk grade 11	1,069	3,151	1,337	17,645	44,985	40,283	—	3,604	112,074	11.00
Risk grade 12	—	2,335	—	858	5,231	4,124	494	—	13,042	12.00
Risk grade 13	—	600	—	—	—	122	—	—	722	13.00
	$343,837	$735,222	$433,830	$501,923	$773,714	$1,177,666	$37,109	$155,939	$4,159,240	7.08
W/A risk grade	6.85	7.00	7.04	7.30	7.44	7.22	6.28	4.90	7.08

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Non-owner occupied
Risk grades 1-8	$208,128	$919,567	$530,172	$453,921	$510,023	$786,768	$100,516	$20,765	$3,529,860	6.98
Risk grade 9	797	237	30,458	22,812	12,909	22,576	100	—	89,889	9.00
Risk grade 10	—	592	—	2,676	58,050	41,668	—	—	102,986	10.00
Risk grade 11	—	3,342	8,318	4,126	2,119	2,594	3,948	—	24,447	11.00
Risk grade 12	—	—	—	—	—	140	—	440	580	12.00
Risk grade 13	—	—	—	—	—	—	—	—	—	13.00
	$208,925	$923,738	$568,948	$483,535	$583,101	$853,746	$104,564	$21,205	$3,747,762	7.14
W/A risk grade	7.52	7.08	7.09	7.30	7.45	7.01	6.08	6.26	7.14
Construction and land
Risk grades 1-8	$146,945	$723,302	$724,412	$297,512	$215,696	$64,614	$164,935	$10,768	$2,348,184	7.58
Risk grade 9	6,289	31,845	3,485	69,380	1,646	—	1,305	—	113,950	9.00
Risk grade 10	18,046	8,116	8,507	4,878	53,929	38,474	12,250	—	144,200	10.00
Risk grade 11	—	—	—	40,926	—	532	—	92	41,550	11.00
Risk grade 12	—	—	587	—	—	910	—	397	1,894	12.00
Risk grade 13	—	—	—	—	—	222	—	291	513	13.00
	$171,280	$763,263	$736,991	$412,696	$271,271	$104,752	$178,490	$11,548	$2,650,291	7.83
W/A risk grade	7.40	7.52	7.68	8.26	8.38	8.55	7.95	7.32	7.83
Total commercial real estate	$724,042	$2,422,223	$1,739,769	$1,398,154	$1,628,086	$2,136,164	$320,163	$188,692	$10,557,293	7.29
W/A risk grade	7.17	7.20	7.33	7.58	7.60	7.20	7.14	5.20	7.29
In the table above, certain loans are reported as 2026 originations and have risk grades of 11 or higher. These loans were, for the most part, first originated in various years prior to 2026 but were renewed in the current year.
The following tables present weighted average risk grades for all commercial loans by class as of December 31, 2025. Refer to our 2025 Form 10-K for details of these loans by year of origination/renewal.

					Commercial Real Estate
	Commercial and Industrial		Energy		Owner Occupied		Non-owner Occupied		Construction and Land		Total Commercial Real Estate
	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans
Risk grades 1-8	6.06	$5,663,146	5.86	$1,010,179	6.77	$3,608,005	6.96	$3,494,323	7.61	$2,319,413	7.05	$9,421,741
Risk grade 9	9.00	384,532	9.00	35,392	9.00	163,132	9.00	75,560	9.00	127,496	9.00	366,188
Risk grade 10	10.00	94,182	10.00	40,813	10.00	64,117	10.00	143,606	10.00	88,400	10.00	296,123
Risk grade 11	11.00	114,461	11.00	5,262	11.00	145,078	11.00	59,074	11.00	12,686	11.00	216,838
Risk grade 12	12.00	34,041	12.00	2,323	12.00	6,859	12.00	465	12.00	1,361	12.00	8,685
Risk grade 13	13.00	16,618	13.00	700	13.00	722	13.00	—	13.00	513	13.00	1,235
Total	6.44	$6,306,980	6.16	$1,094,669	7.08	$3,987,913	7.18	$3,773,028	7.78	$2,549,869	7.29	$10,310,810

Information about the payment status of consumer loans, segregated by portfolio segment and year of origination, as of March 31, 2026, was as follows:

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$750	$1,164	$4,168	$4,661	$2,434	$4,726	$10,472	$225	$28,600
Past due 90 or more days	—	—	78	1,696	1,097	2,934	4,182	3,841	13,828
Total past due	750	1,164	4,246	6,357	3,531	7,660	14,654	4,066	42,428
Current loans	205,061	736,550	603,237	437,435	324,128	445,927	1,076,104	9,734	3,838,176
Total	$205,811	$737,714	$607,483	$443,792	$327,659	$453,587	$1,090,758	$13,800	$3,880,604
Consumer and other:
Past due 30-89 days	$2,877	$400	$192	$186	$43	$101	$2,230	$585	$6,614
Past due 90 or more days	158	14	—	—	49	—	168	179	568
Total past due	3,035	414	192	186	92	101	2,398	764	7,182
Current loans	24,689	46,230	13,996	7,730	4,011	2,999	323,848	22,418	445,921
Total	$27,724	$46,644	$14,188	$7,916	$4,103	$3,100	$326,246	$23,182	$453,103
Period-end balances for revolving loans that converted to term during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Commercial and industrial	$10,291	$28,429
Energy	8,952	46
Commercial real estate:
Owner occupied	—	55,054
Non-owner occupied	117	—
Construction and land	—	—
Consumer real estate	1,788	599
Consumer and other	2,550	3,793
Total	$23,698	$87,921
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2025 Form 10-K, totaled 127.9 at February 28, 2026 (most recent date available) and 125.7 at December 31, 2025. A higher TLI value implies more favorable economic conditions.
Allowance For Credit Losses - Loans. The allowance for credit losses on loans is a contra‑asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management’s best estimate of lifetime expected credit losses on loans, based on available information from internal and external sources that is relevant to assessing exposure to credit loss over the expected lives of the loans. Relevant information includes historical credit loss experience, current conditions, and reasonable and supportable forecasts over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Loans are evaluated collectively when they share similar risk characteristics and individually when they do not. Credit loss expense related to loans reflects the totality of actions taken on all loans for a particular period, including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Although management utilizes its best judgment and the information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, macroeconomic conditions, changes in interest rates, the accuracy of forecasted assumptions, and regulatory interpretations and supervisory assessments related to credit quality and asset classification. Our allowance methodology is more fully described in our 2025 Form 10-K.

The following table presents details of the allowance for credit losses on loans segregated by loan portfolio segment as of March 31, 2026 and December 31, 2025.

March 31, 2026	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Modeled expected credit losses	$51,858	$7,135	$19,341	$23,284	$5,624	$107,242
Q-Factor and other qualitative adjustments	32,371	3,247	117,466	2,682	5,104	160,870
Specific allocations	14,659	700	1,235	1,428	81	18,103
Total	$98,888	$11,082	$138,042	$27,394	$10,809	$286,215
December 31, 2025
Modeled expected credit losses	$56,114	$7,215	$17,018	$24,390	$5,315	$110,052
Q-Factor and other qualitative adjustments	25,706	3,648	116,857	610	5,350	152,171
Specific allocations	16,619	700	1,235	637	81	19,272
Total	$98,439	$11,563	$135,110	$25,637	$10,746	$281,495
The following table details activity in the allowance for credit losses on loans by portfolio segment for the three months ended March 31, 2026 and 2025. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
March 31, 2026
Beginning balance	$98,439	$11,563	$135,110	$25,637	$10,746	$281,495
Credit loss expense (benefit)	2,479	(749)	2,927	2,712	3,092	10,461
Charge-offs	(3,697)	—	—	(1,252)	(6,370)	(11,319)
Recoveries	1,667	268	5	297	3,341	5,578
Net (charge-offs) recoveries	(2,030)	268	5	(955)	(3,029)	(5,741)
Ending balance	$98,888	$11,082	$138,042	$27,394	$10,809	$286,215
March 31, 2025
Beginning balance	$87,569	$9,992	$143,205	$19,106	$10,279	$270,151
Credit loss expense (benefit)	10,181	(38)	1,970	429	2,486	15,028
Charge-offs	(4,336)	(52)	(2,000)	(958)	(6,844)	(14,190)
Recoveries	893	354	2	347	2,903	4,499
Net (charge-offs) recoveries	(3,443)	302	(1,998)	(611)	(3,941)	(9,691)
Ending balance	$94,307	$10,256	$143,177	$18,924	$8,824	$275,488
The following table presents year-to-date gross charge-offs by year of origination as of March 31, 2026.

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$—	$140	$105	$142	$11	$174	$2,843	$282	$3,697
Energy	—	—	—	—	—	—	—	—	—
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—
Consumer real estate	—	—	167	272	46	89	678	—	1,252
Consumer and other	1,862	3,786	85	12	2	—	431	192	6,370
Total	$1,862	$3,926	$357	$426	$59	$263	$3,952	$474	$11,319
In the table above, $1.9 million of the consumer and other loan charge-offs reported as 2026 originations and $3.7 million of the total reported as 2025 originations were related to deposit overdrafts.

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment, as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial and industrial	$42,236	$14,659	$48,456	$16,619
Energy	2,523	700	3,023	700
Commercial real estate:
Owner occupied	13,297	722	7,069	722
Non-owner occupied	440	—	466	—
Construction	2,209	513	1,672	513
Consumer real estate	7,144	1,428	6,140	637
Consumer and other	81	81	81	81
Total	$67,930	$18,103	$66,907	$19,272
Note 4 - Deposits
Deposits were as follows:

	March 31, 2026	December 31, 2025
Non-interest-bearing demand deposits	$14,171,828	$14,143,815
Interest-bearing deposits:
Savings and interest checking	10,183,622	10,457,328
Money market accounts	12,133,805	11,889,171
Time accounts	6,346,919	6,427,550
Total interest-bearing deposits	28,664,346	28,774,049
Total deposits	$42,836,174	$42,917,864
The table below presents additional information about our deposits. Public funds in excess of deposit insurance limits are included in the totals for deposits not covered by insurance; however, such deposits are generally fully collateralized by securities.

	March 31, 2026	December 31, 2025
Deposits from foreign sources (primarily Mexico)	$1,286,300	$1,265,896
Non-interest-bearing public funds deposits	436,788	662,354
Interest-bearing public funds deposits	629,475	768,726
Total deposits not covered by deposit insurance	22,194,980	22,286,545
Time deposits not covered by deposit insurance	2,883,445	2,877,253
Note 5 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies
Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, we enter into various transactions that, in accordance with U.S. GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. As more fully discussed in our 2025 Form 10-K, these transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk that may exceed the amounts recognized in the consolidated balance sheets. We minimize our exposure to loss under these commitments by subjecting them to credit approval, risk evaluation, and monitoring procedures.
Financial instruments with off-balance-sheet risk were as follows:

	March 31, 2026	December 31, 2025
Commitments to extend credit	$12,168,841	$12,473,653
Standby letters of credit	449,690	394,714
Deferred standby letter of credit fees	2,589	2,740

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures.
The allowance for credit losses on off‑balance‑sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing management’s best estimate of lifetime current expected credit losses over the contractual periods for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off‑balance‑sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit, as presented in the table above. The amount of the allowance represents management’s best estimate of expected credit losses on off‑balance‑sheet credit exposures, considering available information from internal and external sources, including historical credit loss experience, current conditions, and reasonable and supportable forecasts, as well as the probability that commitments will be funded, over the contractual terms of the commitments. Our allowance methodology is more fully described in our 2025 Form 10‑K.
The following table presents activity in the allowance for credit losses on off-balance-sheet credit exposures.

	Three Months Ended March 31,
	2026	2025
Beginning balance	$51,298	$51,904
Credit loss expense (benefit)	(3,716)	(1,958)
Ending balance	$47,582	$49,946
Lease Commitments. We lease certain office facilities and office equipment under operating leases. The components of total lease expense were as follows:

	Three Months Ended March 31,
	2026	2025
Amortization of lease right-of-use assets	$9,182	$9,041
Short-term lease expense	523	334
Non-lease components (including taxes, insurance, common maintenance, etc.)	3,913	3,754
Total	$13,618	$13,129
Right-of-use lease assets totaled $257.3 million at March 31, 2026 and $259.2 million at December 31, 2025, and are reported as a component of premises and equipment on our accompanying consolidated balance sheets. The related lease liabilities totaled $294.3 million at March 31, 2026 and $296.4 million at December 31, 2025, and are reported as a component of accrued interest payable and other liabilities on our accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $9.4 million during the three months ended March 31, 2026, and $9.1 million during the three months ended March 31, 2025. There has been no material change in our expected future minimum lease payments since December 31, 2025. See the 2025 Form 10-K for information regarding these commitments.
Litigation. We are subject to various claims and legal actions that have arisen in the ordinary course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on our consolidated financial statements.
Note 6 - Capital and Regulatory Matters
Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors.
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

Tier 1 capital includes CET1 and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital included $145.5 million of 4.450% non-cumulative perpetual preferred stock at March 31, 2026 and December 31, 2025, the details of which are further discussed below. Frost Bank did not have any additional Tier 1 capital beyond CET1 at March 31, 2026 or December 31, 2025. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowances for credit losses on securities, loans, and off-balance-sheet credit exposures. Tier 2 capital for Cullen/Frost also includes the permissible portion of qualified subordinated debt (which decreases 20.0% per year during the final five years of the term of the notes), which totaled $20.0 million at December 31, 2025, and trust preferred securities, which totaled $120.0 million at both March 31, 2026 and December 31, 2025. No portion of Cullen/Frost's subordinated notes were permitted as Tier 2 capital at March 31, 2026 as the notes were within one year of maturity.
The following table presents actual and required capital ratios as of March 31, 2026 and December 31, 2025, for Cullen/Frost and Frost Bank under the Basel III Capital Rules. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2025 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Required to be Considered Well- Capitalized (1)
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2026
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$4,641,751	14.07%	$2,309,729	7.00%	N/A	N/A
Frost Bank	4,755,250	14.43	2,307,292	7.00	$2,142,485	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,787,203	14.51	2,804,671	8.50	1,979,768	6.00
Frost Bank	4,755,250	14.43	2,801,712	8.50	2,636,905	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	5,241,500	15.89	3,464,593	10.50	3,299,613	10.00
Frost Bank	5,089,547	15.44	3,460,938	10.50	3,296,131	10.00
Leverage Ratio
Cullen/Frost	4,787,203	9.13	2,098,118	4.00	N/A	N/A
Frost Bank	4,755,250	9.07	2,098,240	4.00	2,622,800	5.00

December 31, 2025
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$4,601,579	14.06%	$2,291,102	7.00%	N/A	N/A
Frost Bank	4,687,844	14.33	2,290,525	7.00	$2,126,916	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,747,031	14.50	2,782,053	8.50	1,963,802	6.00
Frost Bank	4,687,844	14.33	2,781,351	8.50	2,617,742	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	5,220,324	15.95	3,436,653	10.50	3,273,003	10.00
Frost Bank	5,021,137	15.34	3,435,787	10.50	3,272,178	10.00
Leverage Ratio
Cullen/Frost	4,747,031	8.80	2,157,988	4.00	N/A	N/A
Frost Bank	4,687,844	8.69	2,158,485	4.00	2,698,106	5.00
____________________
(1)“Well-capitalized” minimum Common Equity Tier 1 to Risk-Weighted Assets and Leverage Ratio thresholds are defined under the prompt corrective action regulations for insured depository institutions and do not formally apply to bank holding companies.
As of March 31, 2026, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Based on the ratios presented above, capital levels as of March 31, 2026, at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well-capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2026, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Series B Preferred Stock. Outstanding preferred stock includes 150,000 shares, or $150.0 million in aggregate liquidation preference, of our 4.450% Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 and liquidation preference $1,000 per share (“Series B Preferred Stock”). Each share of Series B Preferred Stock issued and outstanding is represented by 40 depositary shares, each representing a 1/40th ownership interest in a share of the Series B Preferred Stock (equivalent to a liquidation preference of $25 per share). The Series B Preferred Stock qualifies as Tier 1 capital for the purposes of the regulatory capital calculations. The net proceeds from the issuance and sale of the Series B Preferred Stock, after deducting $4.5 million of issuance costs including the underwriting discount and professional service fees, among other things, were approximately $145.5 million. Refer to our 2025 Form 10-K for additional details related to our Series B Preferred Stock.
Purchases of Equity Securities. From time to time, our board of directors has authorized stock repurchase plans. The purpose of such plans and the manner in which shares are repurchased is discussed in more detail in our 2025 Form 10-K. Most recently, on January 28, 2026, our board of directors authorized a $300.0 million stock repurchase program (the “2026 Repurchase Plan”), allowing us to repurchase shares of our common stock over a one-year period expiring on January 27, 2027. The 2026 Repurchase Plan was publicly announced in a current report on Form 8-K filed with the SEC on January 29, 2026.
Under the 2026 Repurchase Plan, we repurchased 507,753 shares at a total cost of $70.0 million (excluding applicable excise taxes) during the three months ended March 31, 2026. We also repurchased 11,345 shares at a total cost of $1.6 million in connection with the vesting of certain share awards during the three months ended March 31, 2026. Repurchases made in connection with the vesting of share awards are not associated with any publicly announced stock repurchase plan. No shares were repurchased under a prior repurchase plan during the three months ended March 31, 2025, though we repurchased 18,427 shares at a total cost of $2.6 million in connection with the vesting of certain share awards during the three months ended March 31, 2025. Under the Basel III Capital Rules, Cullen/Frost may not repurchase or redeem any of its preferred stock or subordinated notes and, in some cases, its common stock without the prior approval of the Federal Reserve Board.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at March 31, 2026, Frost Bank could pay aggregate dividends of up to $709.6 million to Cullen/Frost without prior regulatory approval.
Under the terms of the junior subordinated deferrable interest debentures that Cullen/Frost has issued to Cullen/Frost Capital Trust II, Cullen/Frost has the right at any time during the term of the debentures to defer the payment of interest for one or more extension periods not exceeding 20 consecutive quarterly periods with respect to each extension period. In the event that we have elected to defer interest on the debentures, we may not, with certain exceptions, declare or pay any dividends or distributions on our capital stock or purchase or acquire any of our capital stock.
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
Interest Rate Derivatives. We utilize interest rate swaps, caps, and floors to mitigate exposure to interest rate risk and to facilitate the needs of our customers. Our objectives for utilizing our currently outstanding derivative positions are described below:
During the first quarter of 2026, we entered into and designated a forward‑starting, pay-fixed, receive-variable interest rate swap as a fair value hedge under the portfolio layer method of ASC 815 to mitigate changes in the fair value of a designated hedged layer of a closed portfolio of fixed-rate, available-for-sale municipal securities attributable solely to changes in the Secured Overnight Financing Rate (“SOFR”), the benchmark interest rate being hedged. Under this designation, changes in the fair value of the swap and the corresponding SOFR-related changes in the fair value of the hedged layer are recognized in interest income on tax-exempt securities, with basis adjustments recorded to the carrying amount of the hedged layer. The hedge is intended to assist in managing the duration of our securities portfolio as its mix and maturity profile evolve over time.

The swap has a notional amount of $500.0 million and a forward start date of January 1, 2028, at which time we will pay a fixed rate of approximately 3.53% and receive a floating rate indexed to SOFR. Changes in the fair value of the hedged layer not attributable to SOFR will continue to be recognized in other comprehensive income, net of tax, or in accordance with other applicable accounting guidance in the case of credit impairment.
We also have entered into certain interest rate derivative contracts that are not designated as hedging instruments to accommodate the business needs of our customers. These derivative contracts relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with a third-party financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customers, changes in the fair value of the underlying derivative contracts largely offset each other and do not materially impact our results of operations.
The notional amounts and estimated fair values of interest rate derivative contracts outstanding are presented in the following table. The fair values of these contracts are estimated utilizing internal valuation methods with observable market data inputs, or as determined by the Chicago Mercantile Exchange (“CME”) for centrally cleared derivative contracts. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposure rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have a negligible fair value.

	March 31, 2026		December 31, 2025
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Securities interest rate swap - assets	$500,000	$198	$—	$—
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	1,185,210	35,575	783,022	34,835
Loan/lease interest rate swaps – liabilities	1,067,240	(13,819)	1,341,227	(20,598)
Loan/lease interest rate caps – assets	249,789	3,370	251,075	3,230
Customer counterparties:
Loan/lease interest rate swaps – assets	1,067,240	13,819	1,341,227	20,598
Loan/lease interest rate swaps – liabilities	1,185,210	(35,575)	783,022	(34,835)
Loan/lease interest rate caps – liabilities	249,789	(3,371)	251,075	(3,232)
The weighted-average rates paid and received for active interest rate swaps outstanding at March 31, 2026, were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Non-hedging interest rate swaps – financial institution counterparties	5.15%	5.40%
Non-hedging interest rate swaps – customer counterparties	5.40	5.15
The weighted-average strike rate for outstanding interest rate caps was 3.98% at March 31, 2026.
Commodity Derivatives. We enter into certain commodity derivative contracts that are not designated as hedging instruments to accommodate the business needs of our customers. Upon the origination of a commodity derivative contract with a customer, we simultaneously enter into an offsetting contract with a third-party financial institution to mitigate our exposure to fluctuations in commodity prices. Because we act as an intermediary for our customers, changes in the fair value of the underlying derivative contracts largely offset each other and do not materially impact our results of operations.

The notional amounts and estimated fair values of non-hedging commodity derivative contracts outstanding are presented in the following table. The fair values of these contracts are estimated utilizing internal valuation methods with observable market data inputs.

		March 31, 2026		December 31, 2025
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	932	$1,379	7,842	$42,594
Oil – liabilities	Barrels	11,986	(131,899)	1,913	(968)
Natural gas – assets	MMBTUs	27,031	11,572	29,288	7,678
Natural gas – liabilities	MMBTUs	10,491	(710)	8,000	(938)
Customer counterparties:
Oil – assets	Barrels	11,986	133,675	1,928	1,091
Oil – liabilities	Barrels	932	(1,265)	7,828	(41,265)
Natural gas – assets	MMBTUs	10,921	790	8,000	1,001
Natural gas – liabilities	MMBTUs	26,601	(11,319)	29,288	(7,427)
Foreign Currency Derivatives. We enter into foreign currency derivative contracts that are not designated as hedging instruments to accommodate the business needs of our customers and to mitigate our exposure to foreign currency risk. Upon the origination of a foreign currency derivative contract with a customer, we simultaneously enter into an offsetting contract with a third-party financial institution to mitigate our exposure to fluctuations in foreign currency exchange rates. Because we act as an intermediary for our customers, changes in the fair value of the underlying derivative contracts largely offset each other and do not materially impact our results of operations. We also utilize foreign currency derivative contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on foreign currency holdings and certain short-term, non-U.S. dollar-denominated loans. The fair values of these contracts are estimated utilizing internal valuation methods with observable market data inputs. There were no foreign currency derivative contracts outstanding as of March 31, 2026 or December 31, 2025.
Gains, Losses and Derivative Cash Flows. For the fair value hedge of securities, all cash flows and changes in the fair value of the derivative hedging instrument, as well as SOFR-related changes in the fair value of the hedged layer of municipal securities, are recorded in interest income on tax-exempt securities. For non-hedging derivative instruments, gains and losses due to changes in fair value and all cash flows are included in other non-interest income and other non-interest expense, as presented in the table below.

	Three Months Ended March 31,
	2026	2025
Fair value hedge of municipal securities:
Interest income on tax-exempt securities (net ineffective portion of hedge)	$28	$—
Non-hedging interest rate derivatives:
Other non-interest income	1,532	389
Other non-interest expense	—	(1)
Non-hedging commodity derivatives:
Other non-interest income	1,132	1,766
Non-hedging foreign currency derivatives:
Other non-interest income	4	55
Counterparty Credit Risk. At March 31, 2026, our credit exposure relating to outstanding derivative contracts with bank customers was approximately $141.0 million. This credit exposure is partly mitigated, as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. At March 31, 2026, after consideration of collateral pledged, we had $44.2 million in credit exposure relating to outstanding derivative contracts with upstream financial institution counterparties subject to master netting arrangements. Collateral positions are generally cleared on the next business day, and collateral levels for upstream financial institution counterparties are monitored and adjusted, as necessary. See Note 8 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding these master netting arrangements and related offsetting considerations. The aggregate fair value of securities we posted as collateral related to upstream financial institution counterparties derivative contracts was $17.8 million at March 31, 2026. At such date, we also had $126.0 million in cash collateral related to derivative contracts on deposit with other financial institution counterparties.

Note 8 - Balance Sheet Offsetting and Repurchase Agreements
Balance Sheet Offsetting. Certain financial instruments, including resell and repurchase agreements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Our derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements, which include “right of set-off” provisions. In such cases, there is generally a legally enforceable right to offset recognized amounts, and there may be an intention to settle such amounts on a net basis. Nonetheless, we do not generally offset such financial instruments for financial reporting purposes.
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2026, is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
March 31, 2026
Financial assets:
Derivatives:
Interest rate contracts	$39,143	$—	$39,143
Commodity contracts	12,951	—	12,951
Foreign currency contracts	—	—	—
Total derivatives	52,094	—	52,094
Resell agreements	—	—	—
Total	$52,094	$—	$52,094
Financial liabilities:
Derivatives:
Interest rate contracts	$13,819	$—	$13,819
Commodity contracts	132,609	—	132,609
Foreign currency contracts	—	—	—
Total derivatives	146,428	—	146,428
Repurchase agreements	4,101,707	—	4,101,707
Total	$4,248,135	$—	$4,248,135

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
March 31, 2026
Financial assets:
Derivatives:
Counterparty H	$14,876	$(14,876)	$—	$—
Counterparty F	15,293	(15,293)	—	—
Counterparty B	7,455	(7,455)	—	—
Counterparty E	7,876	(4,377)	(3,450)	49
Other counterparties	6,594	(4,050)	(2,346)	198
Total derivatives	52,094	(46,051)	(5,796)	247
Resell agreements	—	—	—	—
Total	$52,094	$(46,051)	$(5,796)	$247
Financial liabilities:
Derivatives:
Counterparty H	$61,781	$(14,876)	$(46,905)	$—
Counterparty F	26,915	(15,293)	(11,622)	—
Counterparty B	20,147	(7,455)	(12,692)	—
Counterparty E	4,377	(4,377)	—	—
Other counterparties	33,208	(4,050)	(28,566)	592
Total derivatives	146,428	(46,051)	(99,785)	592
Repurchase agreements	4,101,707	—	(4,101,707)	—
Total	$4,248,135	$(46,051)	$(4,201,492)	$592

Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2025, is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
December 31, 2025
Financial assets:
Derivatives:
Interest rate contracts	$38,065	$—	$38,065
Commodity contracts	50,272	—	50,272
Total derivatives	88,337	—	88,337
Resell agreements	9,650	—	9,650
Total	$97,987	$—	$97,987
Financial liabilities:
Derivatives:
Interest rate contracts	$20,598	$—	$20,598
Commodity contracts	1,906	—	1,906
Total derivatives	22,504	—	22,504
Repurchase agreements	4,525,855	—	4,525,855
Total	$4,548,359	$—	$4,548,359

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
December 31, 2025
Financial assets:
Derivatives:
Counterparty H	$35,230	$(907)	$(31,270)	$3,053
Counterparty F	20,242	(290)	(19,495)	457
Counterparty B	13,619	(1,184)	(10,789)	1,646
Counterparty E	7,298	(6,418)	(220)	660
Other counterparties	11,948	(3,503)	(7,917)	528
Total derivatives	88,337	(12,302)	(69,691)	6,344
Resell agreements	9,650	—	(9,650)	—
Total	$97,987	$(12,302)	$(79,341)	$6,344
Financial liabilities:
Derivatives:
Counterparty H	$907	$(907)	$—	$—
Counterparty F	290	(290)	—	—
Counterparty B	1,184	(1,184)	—	—
Counterparty E	6,418	(6,418)	—	—
Other counterparties	13,705	(3,503)	(10,181)	21
Total derivatives	22,504	(12,302)	(10,181)	21
Repurchase agreements	4,525,855	—	(4,525,855)	—
Total	$4,548,359	$(12,302)	$(4,536,036)	$21

Repurchase Agreements. We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate our short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with these transactions. We monitor collateral levels continuously, and we may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of March 31, 2026 and December 31, 2025, is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
March 31, 2026
Repurchase agreements:
U.S. Treasury	$1,773,049	$—	$—	$—	$1,773,049
Residential mortgage-backed securities	2,328,658	—	—	—	2,328,658
Total borrowings	$4,101,707	$—	$—	$—	$4,101,707
Gross amount of recognized liabilities for repurchase agreements					$4,101,707
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2025
Repurchase agreements:
U.S. Treasury	$1,829,706	$—	$—	$—	$1,829,706
Residential mortgage-backed securities	2,696,149	—	—	—	2,696,149
Total borrowings	$4,525,855	$—	$—	$—	$4,525,855
Gross amount of recognized liabilities for repurchase agreements					$4,525,855
Amounts related to agreements not included in offsetting disclosures above					$—
Note 9 - Stock-Based Compensation
A combined summary of activity in our active stock plans is presented in the table below. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. As of March 31, 2026, there were 2,121,438 shares remaining available for grant for future stock-based compensation awards.

	Deferred Stock Units Outstanding		Non-Vested Restricted Stock Units Outstanding		Performance Stock Units Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant
Balance, January 1, 2026	61,539	$98.38	586,298	$111.39	219,512	$101.23
Granted	—	—	183	136.33	—	—
Vested	—	—	(2,114)	127.77	(26,844)	130.26
Forfeited	—	—	(3,061)	111.73	(25,683)	130.26
Balance, March 31, 2026	61,539	98.38	581,306	111.52	166,985	91.11
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended March 31,
	2026	2025
New shares issued from available authorized shares	—	—
Shares issued from available treasury stock	28,958	103,936
Proceeds from stock option exercises	$—	$3,708

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The service period for non-vested stock units does not extend past the date the participant reaches 65 years of age. Deferred stock units granted to non-employee directors generally have immediate vesting, and the related expense is fully recognized on the date of grant. For performance stock units, the service period generally matches the three-year performance period specified by the award, however, the service period does not extend past the date the participant reaches 65 years of age. Expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued based on the achievement of applicable performance criteria.
Stock-based compensation expense or benefit and the related income tax benefit is presented in the following table. The service period for performance stock units granted each year begins on January 1 of the following year.

	Three Months Ended March 31,
	2026	2025
Non-vested stock units	$3,742	$3,776
Deferred stock units	—	—
Performance stock units	1,439	305
Total	$5,181	$4,081
Income tax benefit	$1,342	$1,673
Unrecognized stock-based compensation expense at March 31, 2026 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

Non-vested stock units	$25,507
Performance stock units	8,475
Total	$33,982
Note 10 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2025 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2026	2025
Net income	$170,987	$150,922
Less: Preferred stock dividends	1,669	1,669
Net income available to common shareholders	169,318	149,253
Less: Earnings allocated to participating securities	2,111	1,445
Net earnings allocated to common stock	$167,207	$147,808

Distributed earnings allocated to common stock	$63,126	$61,068
Undistributed earnings allocated to common stock	104,081	86,740
Net earnings allocated to common stock	$167,207	$147,808

Weighted-average shares outstanding for basic earnings per common share	63,101,492	64,255,246
Dilutive effect of stock compensation	—	73,798
Weighted-average shares outstanding for diluted earnings per common share	63,101,492	64,329,044

Note 11 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans are presented in the table below.

	Three Months Ended March 31,
	2026	2025
Expected return on plan assets, net of expenses	$(2,488)	$(2,342)
Interest cost on projected benefit obligation	1,470	1,655
Net amortization and deferral	209	310
Net periodic expense (benefit)	$(809)	$(377)
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the three months ended March 31, 2026. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2026.
Note 12 - Income Taxes
Income tax expense was as follows:

	Three Months Ended March 31,
	2026	2025
Current income tax expense	$33,645	$29,462
Deferred income tax expense (benefit)	(2,226)	(1,289)
Income tax expense, as reported	$31,419	$28,173
Effective tax rate	15.5%	15.7%
We had a net deferred tax asset totaling $284.8 million at March 31, 2026 and $261.1 million at December 31, 2025. No valuation allowance for deferred tax assets was recorded as of either date, as management believes it is more likely than not that deferred tax assets will be realized through the reversal of existing deferred tax liabilities and the generation of projected future taxable income.
The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% for the comparable periods primarily due to the effect of tax-exempt income from securities, loans, and life insurance policies, as well as the income tax effects of stock-based compensation, among other items. There were no unrecognized tax benefits recorded during any of the periods reported. Interest and/or penalties related to income taxes are reported as a component of income tax expense. Such amounts were not material during any of the periods reported.
We file income tax returns in the U.S. federal jurisdiction. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before tax year 2022.

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

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(102,183)	$(21,458)	$(80,725)	$155,632	$32,683	$122,949
Change in net unrealized gain on securities transferred to held to maturity	—	—	—	(521)	(109)	(412)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	14	3	11
Total securities available for sale and transferred securities	(102,183)	(21,458)	(80,725)	155,125	32,577	122,548
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	209	44	165	310	65	245
Total defined-benefit post-retirement benefit plans	209	44	165	310	65	245
Total other comprehensive income (loss)	$(101,974)	$(21,414)	$(80,560)	$155,435	$32,642	$122,793
Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance at January 1, 2026	$(824,069)	$(18,882)	$(842,951)
Other comprehensive income (loss) before reclassifications	(80,725)	—	(80,725)
Reclassification of amounts included in net income	—	165	165
Net other comprehensive income (loss) during period	(80,725)	165	(80,560)
Balance at March 31, 2026	$(904,794)	$(18,717)	$(923,511)

Balance at January 1, 2025	$(1,230,828)	$(21,176)	$(1,252,004)
Other comprehensive income (loss) before reclassifications	122,537	—	122,537
Reclassification of amounts included in net income	11	245	256
Net other comprehensive income (loss) during period	122,548	245	122,793
Balance at March 31, 2025	$(1,108,280)	$(20,931)	$(1,129,211)

Note 14 – Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. The regions are primarily based upon geographic location and include Austin, Dallas, Fort Worth, Gulf Coast (which includes Corpus Christi and the Rio Grande Valley), Houston, Permian Basin, San Antonio, and Statewide. We are primarily managed based on the line of business structure. In that regard, all regions have the same lines of business, which have the same product and service offerings, have similar types and classes of customers, and utilize similar service delivery methods. Pricing guidelines for products and services are the same across all regions. The regional reporting structure is primarily a means to scale the lines of business to provide a local, community focus for customer relations and business development. See our 2025 Form 10-K for additional information about our operating segments and related accounting policies.
Our chief executive officer is our chief operating decision maker. We use a match-funded transfer pricing process to allocate costs, capital, and resources to each operating segment. The process helps us to (i) identify the cost or opportunity value of funds within each business segment, (ii) measure the profitability of a particular business segment by relating appropriate costs to revenues, (iii) evaluate each business segment in a manner consistent with its economic impact on consolidated earnings, and (iv) enhance asset and liability pricing decisions. Our chief executive officer reviews actual net income versus budgeted net income to assess segment performance on a monthly basis and to make decisions about allocating capital and personnel to the segments. Financial results by operating segment, including significant expense categories provided to the chief operating decision maker, are detailed below.

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Three months ended:
March 31, 2026
Interest income	$576,332	$1,635	$—	$577,967
Interest expense	136,462	84	2,899	139,445
Net interest income (expense)	439,870	1,551	(2,899)	438,522
Credit loss expense	6,745	—	—	6,745
Net interest income after credit loss expense	433,125	1,551	(2,899)	431,777
Non-interest income:
Trust and investment management fees	—	48,132	(175)	47,957
Service charges on deposit accounts	32,152	5	—	32,157
Insurance commissions and fees	22,075	—	—	22,075
Interchange and card transaction fees	6,532	—	—	6,532
Other charges, commissions and fees	7,239	6,029	—	13,268
Net gain (loss) on securities transactions	—	—	—	—
Other	13,012	1,273	41	14,326
Total non-interest income	81,010	55,439	(134)	136,315
Non-interest expense:
Salaries and wages	145,830	19,938	422	166,190
Employee benefits	39,692	4,938	26	44,656
Net occupancy	30,782	3,971	—	34,753
Technology, furniture and equipment	40,092	1,532	50	41,674
Deposit insurance	7,192	11	—	7,203
Other	56,526	13,814	870	71,210
Total non-interest expense	320,114	44,204	1,368	365,686
Income (loss) before income taxes	194,021	12,786	(4,401)	202,406
Income tax expense (benefit)	30,123	2,685	(1,389)	31,419
Net income (loss)	163,898	10,101	(3,012)	170,987
Preferred stock dividends	—	—	1,669	1,669
Net income (loss) available to common shareholders	$163,898	$10,101	$(4,681)	$169,318
Revenues from (expenses to) external customers	$520,880	$56,990	$(3,033)	$574,837
Average assets (in millions)	$52,035	$78	$9	$52,122

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Three months ended:
March 31, 2025
Interest income	$583,241	$1,876	$—	$585,117
Interest expense	165,700	89	3,108	168,897
Net interest income (expense)	417,541	1,787	(3,108)	416,220
Credit loss expense	13,070	—	—	13,070
Net interest income after credit loss expense	404,471	1,787	(3,108)	403,150
Non-interest income:
Trust and investment management fees	—	43,544	(613)	42,931
Service charges on deposit accounts	28,618	3	—	28,621
Insurance commissions and fees	21,019	—	—	21,019
Interchange and card transaction fees	5,402	—	—	5,402
Other charges, commissions and fees	7,406	6,180	—	13,586
Net gain (loss) on securities transactions	(14)	—	—	(14)
Other	11,385	1,023	58	12,466
Total non-interest income	73,816	50,750	(555)	124,011
Non-interest expense:
Salaries and wages	141,092	19,369	396	160,857
Employee benefits	37,338	4,794	25	42,157
Net occupancy	29,736	3,541	—	33,277
Technology, furniture and equipment	38,557	1,508	53	40,118
Deposit insurance	7,171	13	—	7,184
Other	50,828	12,640	1,005	64,473
Total non-interest expense	304,722	41,865	1,479	348,066
Income (loss) before income taxes	173,565	10,672	(5,142)	179,095
Income tax expense (benefit)	27,526	2,241	(1,594)	28,173
Net income (loss)	146,039	8,431	(3,548)	150,922
Preferred stock dividends	—	—	1,669	1,669
Net income (loss) available to common shareholders	$146,039	$8,431	$(5,217)	$149,253
Revenues from (expenses to) external customers	$491,357	$52,537	$(3,663)	$540,231
Average assets (in millions)	$50,846	$70	$9	$50,925

Note 15 – Fair Value Measurements
The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market). In estimating fair value, we utilize valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820 establishes a three-level fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. See our 2025 Form 10-K for additional information regarding the fair value hierarchy and a description of our valuation techniques.
Financial Assets and Financial Liabilities. The tables below summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2026
Securities available for sale:
U.S. Treasury	$3,291,554	$—	$—	$3,291,554
Residential mortgage-backed securities	—	8,280,231	—	8,280,231
States and political subdivisions	—	5,176,320	—	5,176,320
Other	—	42,501	—	42,501
Trading account securities:
U.S. Treasury	37,366	—	—	37,366
States and political subdivisions	—	279	—	279
Derivative assets:
Interest rate swaps, caps, and floors	—	52,764	—	52,764
Commodity swaps and options	—	147,416	—	147,416
Derivative liabilities:
Interest rate swaps, caps, and floors	—	52,765	—	52,765
Commodity swaps and options	—	145,193	—	145,193
December 31, 2025
Securities available for sale:
U.S. Treasury	$2,456,517	$—	$—	$2,456,517
Residential mortgage-backed securities	—	8,121,794	—	8,121,794
States and political subdivisions	—	5,349,857	—	5,349,857
Other	—	42,428	—	42,428
Trading account securities:
U.S. Treasury	36,650	—	—	36,650
States and political subdivisions	—	954	—	954
Derivative assets:
Interest rate swaps, caps, and floors	—	58,663	—	58,663
Commodity swaps and options	—	52,364	—	52,364
Derivative liabilities:
Interest rate swaps, caps, and floors	—	58,665	—	58,665
Commodity swaps and options	—	50,598	—	50,598
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, these instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Financial assets measured at fair value on a non-recurring basis during the reported periods include certain collateral-dependent loans, reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.

The following table presents collateral dependent loans that were remeasured and reported at fair value through a specific allocation of the allowance for credit losses on loans based upon the fair value of the underlying collateral during the reported periods.

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Level 2	Level 3	Level 2	Level 3
Carrying value before allocations	$6,984	$20,098	$4,243	$26,991
Specific (allocations) reversals of prior allocations	(791)	346	19	(1,144)
Fair value	$6,193	$20,444	$4,262	$25,847
Non-Financial Assets and Non-Financial Liabilities. We do not have any non-financial assets or non-financial liabilities measured at fair value on a recurring basis. From time to time, non-financial assets measured at fair value on a non-recurring basis may include certain foreclosed assets, which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for credit losses on loans, and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense.
The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	Three Months Ended March 31,
	2026	2025
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$867	$—
Write-downs included in other non-interest expense	(212)	—
Fair value	$655	$—
Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy of ASC 820 utilized to measure fair value, were as follows:

	March 31, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$7,144,411	$7,144,411	$8,874,055	$8,874,055
Securities held to maturity	3,405,500	3,217,467	3,431,179	3,295,431
Accrued interest receivable	191,988	191,988	256,093	256,093
Level 3 inputs:
Loans, net	22,146,204	21,978,515	21,610,317	21,559,335
Financial liabilities:
Level 2 inputs:
Deposits	42,836,174	42,824,987	42,917,864	42,908,091
Federal funds purchased	25,350	25,350	18,775	18,775
Repurchase agreements	4,101,707	4,101,707	4,525,855	4,525,855
Junior subordinated deferrable interest debentures	123,256	123,712	123,242	123,712
Subordinated notes	99,843	100,285	99,804	100,053
Accrued interest payable	40,395	40,395	45,737	45,737
Under ASC Topic 825, entities may choose to measure eligible financial instruments at fair value at specified election dates. The fair value measurement option (i) may be applied instrument by instrument, with certain exceptions, (ii) is generally irrevocable, and (iii) is applied only to entire instruments and not to portions of instruments. Unrealized gains and losses on items for which the fair value measurement option has been elected must be reported in earnings at each subsequent reporting date. During the reported periods, we had no financial instruments measured at fair value under the fair value measurement option.

Note 16 - Accounting Standards Updates
Information about certain recently issued accounting standards updates is presented below. Also refer to Note 19 - Accounting Standards Updates in our 2025 Form 10-K for additional information related to previously issued accounting standards updates.
ASU No. 2025-05,“Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025‑05 provides all entities with a practical expedient when estimating expected credit losses on accounts receivable and contract assets arising from transactions under ASC 606, Revenue from Contracts with Customers. The practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts. ASU 2025-05 became effective for us in 2026 and did not have a material impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2025, and the other information included in the 2025 Form 10-K. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or any future period.
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
In addition, military conflict between the U.S. and Iran has contributed to heightened uncertainty and volatility in global markets. Such conditions can result in price volatility in energy and commodity markets, changes in inflation expectations, increased financial market volatility, and potential disruptions to global supply chains and trade flows. The timing, magnitude, and duration of these impacts are uncertain and may evolve rapidly based on geopolitical developments, policy responses, and market conditions. Heightened geopolitical uncertainty may influence Federal Reserve policy decisions and broader financial conditions, including interest‑rate volatility, funding costs, and liquidity conditions. These factors could adversely affect our funding profile; customer credit quality, particularly in sectors sensitive to energy prices, global trade, or economic cycles; and the market value of certain financial instruments. Prolonged volatility could also negatively impact economic growth, increase borrower stress, and contribute to higher credit losses, any of which could have a material adverse effect on our business, financial condition, and results of operations. We will continue to monitor these developments and adjust our risk management and capital planning strategies as appropriate.
Furthermore, financial markets, international relations, and global supply chains continue to be significantly impacted by evolving U.S. trade policies and practices. The scope, duration, and ultimate impact of tariffs on us, our customers, financial markets, and the U.S. and global economies remain uncertain, particularly following the U.S. Supreme Court’s February 20, 2026 ruling that the International Emergency Economic Powers Act (“IEEPA”) does not authorize presidential tariff authority, which invalidated prior IEEPA‑based tariffs. This ruling has introduced uncertainty regarding the timing and extent of potential tariff refunds, as well as the likelihood of new or replacement tariffs imposed under alternative statutory authorities under U.S. trade law. These developments may affect customer cash flows, credit conditions, supply chain decisions, and overall market activity and volatility, thereby increasing our exposure to operational, credit, and market risks. If such uncertainty negatively affects borrower financial condition or market stability, it could have a material adverse effect on our business, financial condition, and results of operations.
Forward-looking statements speak only as of the date on which such statements are made. We do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.
Application of Critical Accounting Policies and Accounting Estimates
We follow accounting and reporting policies that conform, in all material respects, to accounting principles generally accepted in the United States (“U.S. GAAP”) and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.
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
Accounting policies related to the allowance for credit losses on financial instruments including loans and off-balance-sheet credit exposures are considered to be critical as these policies involve considerable subjective judgment and estimation by management. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management’s best estimate of lifetime expected credit losses on these financial instruments carried at amortized cost, based on available information from internal and external sources that is relevant to assessing exposure to credit loss over the expected lives of the instruments. Relevant information includes historical credit loss experience, current conditions, and reasonable and supportable forecasts. While historical credit loss experience provides a starting point for estimating credit losses, adjustments may be made to reflect differences in current portfolio‑specific risk characteristics, economic and environmental conditions, or other relevant factors. Although management utilizes its best judgment and the information available, the ultimate adequacy of our allowance accounts depends on a variety of factors beyond our control, including portfolio performance, macroeconomic conditions, changes in interest rates, the accuracy of forecasted assumptions, and regulatory interpretations and supervisory assessments related to credit quality and asset classification. Refer to our 2025 Form 10-K for additional information regarding critical accounting policies.
Overview
A discussion of our results of operations is presented below. Certain reclassifications have been made to conform prior‑period presentations and provide comparability. Taxable‑equivalent adjustments represent income from tax‑free loans and investments grossed up by the amount of federal income taxes that would have been incurred had such income been fully taxable, calculated using a 21% federal tax rate, thus making tax‑exempt yields comparable to taxable asset yields.
Results of Operations
Net income available to common shareholders totaled $169.3 million, or $2.65 per diluted common share, for the three months ended March 31, 2026, compared to $149.3 million, or $2.30 per diluted common share, for the three months ended March 31, 2025.
Selected data for the comparable periods was as follows:

	Three Months Ended March 31,
	2026	2025
Taxable-equivalent net interest income	$460,792	$436,404
Taxable-equivalent adjustment	22,270	20,184
Net interest income	438,522	416,220
Credit loss expense	6,745	13,070
Net interest income after credit loss expense	431,777	403,150
Non-interest income	136,315	124,011
Non-interest expense	365,686	348,066
Income before income taxes	202,406	179,095
Income taxes	31,419	28,173
Net income	170,987	150,922
Preferred stock dividends	1,669	1,669
Net income available to common shareholders	$169,318	$149,253
Earnings per common share – basic	$2.65	$2.30
Earnings per common share – diluted	2.65	2.30
Dividends per common share	1.00	0.95
Return on average assets	1.32%	1.19%
Return on average common equity	15.15	15.54
Average shareholders’ equity to average assets	8.97	7.94
Net income available to common shareholders increased $20.1 million, or 13.4%, for the three months ended March 31, 2026 compared to the same period in 2025. The increase during the three months ended March 31, 2026 was primarily the result of a $22.3 million increase in net interest income, a $12.3 million increase in non-interest income, and a $6.3 million decrease in credit loss expense partly offset by a $17.6 million increase in non-interest expense and a $3.2 million increase in income tax expense.
Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 76.3% of total revenue during the first three months of 2026. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities affect net interest income and net interest margin.
The Federal Reserve influences market interest rates, including the deposit and loan rates offered by many financial institutions. As of March 31, 2026, approximately 40.0% of our loans had a fixed interest rate, while the remaining loans had floating interest rates that were primarily tied to a benchmark developed by the American Financial Exchange, the Secured Overnight Financing Rate (“SOFR”) (approximately 39.1%); the prime interest rate (approximately 18.9%); or the American Interbank Offered Rate (“AMERIBOR”) (approximately 2.0%). Certain other loans are tied to other indices; however, such loans represent an immaterial portion of our loan portfolio as of March 31, 2026.
Select average market rates for the periods indicated are presented in the table below.

	Three Months Ended March 31,
	2026	2025
Federal funds target rate upper bound	3.75%	4.50%
Effective federal funds rate	3.64	4.33
Interest on reserve balances at the Federal Reserve	3.65	4.40
Prime	6.75	7.50
AMERIBOR Term-30(1)	3.77	4.38
AMERIBOR Term-90(1)	3.82	4.43
1-Month Term SOFR(2)	3.67	4.32
3-Month Term SOFR(2)	3.67	4.30
____________________
(1)AMERIBOR Term-30 and AMERIBOR Term-90 are published by the American Financial Exchange.
(2)1-Month Term SOFR and 3-Month Term SOFR market data are the property of Chicago Mercantile Exchange, Inc., or its licensors as applicable. All rights reserved, or otherwise licensed by Chicago Mercantile Exchange, Inc.
As of March 31, 2026, the target range for the federal funds rate was 3.50% to 3.75%. In March 2026, the Federal Reserve released projections whereby the midpoint of the projected appropriate target range for the federal funds rate would fall to 3.4% by the end of 2026 and subsequently decrease to 3.1% by the end of 2027. While there can be no assurance that any decreases in the federal funds rate will occur, these projections imply up to a 25 basis point decrease in the federal funds rate during the remainder of 2026, followed by a 25 basis point decrease in 2027.
We are primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on our net interest income and net interest margin, particularly in rising or high interest rate environments. Nonetheless, our access to and pricing of deposits may be negatively impacted by, among other factors, periods of higher interest rates which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. See Item 3. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for information about our sensitivity to increases and decreases in interest rates. Additional analysis of the components of our net interest margin is presented below.

The following tables present an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest‑earning assets and interest‑bearing liabilities, the interest earned or paid on those balances, and the related average rates. The tables also present net interest margin calculated on average total interest‑earning assets for the same periods. For these calculations: (i) average balances are based on daily averages; (ii) amounts are stated on a taxable‑equivalent basis assuming a 21% tax rate; (iii) average loans include loans on non‑accrual status; and (iv) average securities include unrealized gains and losses on available‑for‑sale securities, while yields are calculated based on average amortized cost.

	Quarter To Date			Quarter To Date
	March 31, 2026			March 31, 2025
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$6,752,109	$61,456	3.64%	$7,238,104	$79,495	4.39%
Federal funds sold	4,429	44	3.97	3,338	40	4.79
Resell agreements	8,365	85	4.06	9,651	111	4.60
Securities:
Taxable	12,746,814	115,199	3.39	12,886,272	116,256	3.29
Tax-exempt	7,105,920	85,141	4.73	6,497,715	72,786	4.38
Total securities	19,852,734	200,340	3.85	19,383,987	189,042	3.63
Loans, net of unearned discounts	22,010,764	338,312	6.23	20,788,468	336,613	6.57
Total Earning Assets and Average Rate Earned	48,628,401	600,237	4.88	47,423,548	605,301	4.99
Cash and due from banks	599,590			609,550
Allowance for credit losses on loans and securities	(283,004)			(270,976)
Premises and equipment, net	1,323,589			1,257,452
Accrued interest and other assets	1,853,009			1,904,980
Total Assets	$52,121,585			$50,924,554

Liabilities:
Non-interest-bearing demand deposits	13,944,067			13,798,232
Interest-bearing deposits:
Savings and interest checking	10,036,215	3,875	0.16	9,969,483	6,005	0.24
Money market deposit accounts	11,899,845	55,175	1.88	11,432,359	63,903	2.27
Time accounts	6,345,636	49,193	3.14	6,457,791	63,260	3.97
Total interest-bearing deposits	28,281,696	108,243	1.55	27,859,633	133,168	1.94
Total deposits	42,225,763		1.04	41,657,865		1.30
Federal funds purchased	24,188	219	3.62	18,266	201	4.40
Repurchase agreements	4,159,640	28,084	2.70	4,146,985	32,419	3.13
Junior subordinated deferrable interest debentures	123,251	1,735	5.63	123,193	1,945	6.32
Subordinated notes	99,829	1,164	4.69	99,672	1,164	4.69
Total Interest-Bearing Funds and Average Rate Paid	32,688,604	139,445	1.72	32,247,749	168,897	2.12
Accrued interest and other liabilities	812,155			837,094
Total Liabilities	47,444,826			46,883,075
Shareholders’ Equity	4,676,759			4,041,479
Total Liabilities and Shareholders’ Equity	$52,121,585			$50,924,554
Net interest income		$460,792			$436,404
Net interest spread			3.16%			2.87%
Net interest income to total average earning assets			3.74%			3.60%

The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change attributable to each factor. The comparison between the quarters also includes, when applicable, an additional change factor that reflects the effect of the difference in the number of days in each period for assets and liabilities that accrue interest based upon the actual number of days in the period.

	Three Months Ended
	March 31, 2026 vs. March, 2025
	Increase (Decrease) Due to Change in
	Rate	Volume	Total
Interest-bearing deposits	$(12,949)	$(5,090)	$(18,039)
Federal funds sold	(8)	12	4
Resell agreements	(12)	(14)	(26)
Securities:
Taxable	3,545	(4,602)	(1,057)
Tax-exempt	6,101	6,254	12,355
Loans, net of unearned discounts	(18,001)	19,700	1,699
Total earning assets	(21,324)	16,260	(5,064)
Savings and interest checking	(2,167)	37	(2,130)
Money market deposit accounts	(11,336)	2,608	(8,728)
Time accounts	(12,988)	(1,079)	(14,067)
Federal funds purchased	(40)	58	18
Repurchase agreements	(4,435)	100	(4,335)
Junior subordinated deferrable interest debentures	(211)	1	(210)
Subordinated notes	—	—	—
Total interest-bearing liabilities	(31,177)	1,725	(29,452)
Net change	$9,853	$14,535	$24,388
Taxable-equivalent net interest income for the three months ended March 31, 2026, increased $24.4 million, or 5.6%, compared to the same period in 2025. The increase in taxable-equivalent net interest income during the three months ended March 31, 2026 was primarily related to decreases in the average costs of interest-bearing deposit accounts and repurchase agreements combined with increases in the average volumes of loans and tax-exempt securities and increases in the average tax-equivalent yields on tax-exempt and taxable securities. The impact of these items was partly offset by a decrease in the average yield on loans, decreases in the average yield on and volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and a decrease in the average volume of taxable securities combined with an increase in the average volume of interest-bearing deposit accounts, among other things. As a result of these offsetting fluctuations, the taxable-equivalent net interest margin increased 14 basis points from 3.60% during the three months ended March 31, 2025 to 3.74% during the three months ended March 31, 2026.
The increase in the average volume of interest-earning assets during the three months ended March 31, 2026 was primarily related to a $1.2 billion increase in average loans and a $608.2 million increase in average tax-exempt securities partly offset by a $486.0 million decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and a $139.5 million decrease in average taxable securities. The average taxable-equivalent yield on interest-earning assets decreased 11 basis points from 4.99% during the three months ended March 31, 2025 to 4.88% during the three months ended March 31, 2026. The average taxable-equivalent yields on interest-earning assets during comparable periods were impacted by changes in market interest rates (as noted in the table above) and changes in the volumes and relative mixes of interest-earning assets.
The average taxable-equivalent yield on loans decreased 34 basis points from 6.57% during the three months ended March 31, 2025 to 6.23% during the three months ended March 31, 2026. The average taxable-equivalent yield on loans during the three months ended March 31, 2026 was impacted by decreases in market interest rates (as noted in the table above). The average volume of loans for the three months ended March 31, 2026 increased $1.2 billion, or 5.9%, compared to the same period in 2025. Loans made up approximately 45.3% of average interest-earning assets during the three months ended March 31, 2026, compared to 43.8% during the same period in 2025. The increase was primarily related to the use of available funds to originate loans.

The average taxable-equivalent yield on securities was 3.85% during the three months ended March 31, 2026, increasing 22 basis points from 3.63% during the three months ended March 31, 2025. The average yield on taxable securities was 3.39% during the three months ended March 31, 2026, increasing 10 basis points from 3.29% during the same period in 2025. The average taxable-equivalent yield on tax-exempt securities was 4.73% during the three months ended March 31, 2026, increasing 35 basis points from 4.38% during the same period in 2025. Tax-exempt securities made up approximately 35.8% of total average securities during the three months ended March 31, 2026, compared to 33.5% during the same period in 2025. The average volume of total securities during the three months ended March 31, 2026 increased $468.7 million, or 2.4%, compared to the same period in 2025. Securities made up approximately 40.8% of average interest-earning assets during the three months ended March 31, 2026, compared to 40.9% during the same period in 2025.
Average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) for the three months ended March 31, 2026 decreased $486.0 million, or 6.7%, compared to the same period in 2025. Interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) made up approximately 13.9% of average interest-earning assets during the three months ended March 31, 2026, compared to 15.3% during the same period in 2025. The decrease during the three months ended March 31, 2026 was primarily related to the reinvestment of amounts held in an interest-bearing account at the Federal Reserve into loans and securities. The average yield on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) was 3.64% during the three months ended March 31, 2026, compared to 4.39% during the same period in 2025. The average yield on interest-bearing deposits during the three months ended March 31, 2026 was impacted by lower average interest rates paid on reserves held at the Federal Reserve, compared to the same period in 2025.
The average rate paid on interest-bearing liabilities was 1.72% during the three months ended March 31, 2026, decreasing 40 basis points from 2.12% during the same period in 2025. Average deposits increased $567.9 million, or 1.4%, during the three months ended March 31, 2026, compared to the same period in 2025 and included a $422.1 million increase in average interest-bearing deposits and a $145.8 million increase in average non-interest-bearing deposits. The ratio of average interest-bearing deposits to total average deposits was 67.0% during the three months ended March 31, 2026, compared to 66.9% during the same period in 2025. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average costs of interest-bearing deposits and total deposits were 1.55% and 1.04%, respectively, during the three months ended March 31, 2026, compared to 1.94% and 1.30%, respectively, during the same period in 2025. The average costs of deposits were impacted by decreases in the interest rates we pay on our interest-bearing deposit products as a result of decreases in market interest rates.
Our net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.16% during the three months ended March 31, 2026, compared to 2.87% during the same period in 2025. Our net interest spreads, as well as our net interest margins, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment, including from new financial technology competitors, and the availability of alternative investment options. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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

Credit Loss Expense
Credit loss expense represents the amount added to the allowance for credit losses for various types of financial instruments, including loans, securities, and off‑balance‑sheet credit exposures, after net charge‑offs, to bring the allowances to a level that, in management’s best estimate, is sufficient to absorb current expected credit losses over the expected lives of the respective financial instruments measured at amortized cost, in accordance with ASC 326. The components of credit loss expense were as follows:

	Three Months Ended March 31,
	2026	2025
Credit loss expense (benefit) related to:
Loans	$10,461	$15,028
Off-balance-sheet credit exposures	(3,716)	(1,958)
Securities held to maturity	—	—
Total	$6,745	$13,070
See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet credit exposures.
Non-Interest Income
Total non-interest income for the three months ended March 31, 2026 increased $12.3 million, or 9.9%, compared to the same period in 2025. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees increased $5.0 million, or 11.7%, for the three months ended March 31, 2026, compared to the same period in 2025. Investment management fees are the most significant component of trust and investment management fees, making up approximately 82.2% and 81.8% of total trust and investment management fees for the first three months of 2026 and 2025, respectively. The increase in trust and investment management fees was primarily related to an increase in investment management fees (up $4.3 million). Trust and investment management fees during the three months ended March 31, 2026 were also impacted by a one-time, $1.3 million administrative fee associated with a large trust account. Investment management fees are generally based on the market value of assets within an account and are therefore sensitive to volatility in the equity and bond markets. The increase in investment management fees during the three months ended March 31, 2026 was partly related to higher average equity valuations on managed accounts during 2026 relative to 2025 as well as growth in the number of accounts. The increase was also partly related to variation in the timing of certain court-approved fees associated with a large guardianship trust.
At March 31, 2026, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (47.7% of assets), fixed income securities (30.5% of assets), alternative investments (8.9% of assets) and cash equivalents (7.5% of assets). The estimated fair value of these assets was $50.4 billion (including managed assets of $26.4 billion and custody assets of $24.1 billion) at March 31, 2026, compared to $51.0 billion (including managed assets of $26.7 billion and custody assets of $24.3 billion) at December 31, 2025 and $50.7 billion (including managed assets of $25.3 billion and custody assets of $25.5 billion) at March 31, 2025.
Service Charges on Deposit Accounts. Service charges on deposit accounts increased $3.5 million, or 12.4%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily related to an increase in commercial service charges (up $2.2 million) and overdraft charges on consumer accounts (up $1.3 million). The increase in commercial service charges during the three months ended March 31, 2026 was partly related to an increases in billable services related to analyzed treasury management accounts combined with the effect of a lower average earnings credit rate applied to deposits maintained by treasury management customers which resulted in customers paying for more of their services through fees rather than with earnings credits applied to their deposit balances. The increase in commercial service charges was also partly related to an increase in service fees on non-analyzed accounts. Overdraft charges totaled $15.6 million ($12.0 million consumer and $3.6 million commercial) during the three months ended March 31, 2026, compared to $14.2 million ($10.7 million consumer and $3.5 million commercial) during the same period in 2025. The increase in overdraft charges during the three months ended March 31, 2026 was impacted by higher volumes of fee-assessed overdrafts relative to 2025, in part due to growth in the number of accounts.
Insurance Commissions and Fees. Insurance commissions and fees increased $1.1 million, or 5.0%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily the result of increases in benefit plan commissions (up $1.2 million) and contingent income (up $451 thousand), partly offset by a decrease in life insurance commissions (down $465 thousand). The increase in benefit plan commissions was primarily due to premium and exposure rate increases within the existing customer base and an increase in business volumes. The decrease in life insurance commissions was primarily related to a decrease in business volumes.
Contingent income totaled $4.5 million during the three months ended March 31, 2026 compared to $4.0 million during the three months ended March 31, 2025. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to portfolio growth and the loss performance of insurance policies previously placed. These performance-related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. Performance-related contingent income totaled $3.8 million during the three months ended March 31, 2026 and $3.5 million during the three months ended March 31, 2025. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $643 thousand during the three months ended March 31, 2026, compared to $517 thousand during the three months ended March 31, 2025.
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
Net interchange and card transaction fees increased $1.1 million, or 20.9%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily due to increased card transaction volumes. A comparison of gross and net interchange and card transaction fees for the reported periods is presented in the table below.

	Three Months Ended March 31,
	2026	2025
Income from card transactions	$11,284	$10,227
ATM service fees	796	834
Gross interchange and card transaction fees	12,080	11,061
Network costs	5,548	5,659
Net interchange and card transaction fees	$6,532	$5,402
Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. In August 2025, the U.S. District Court for the District of North Dakota ruled to vacate the Federal Reserve’s current interchange rules but simultaneously stayed its own vacatur pending appeal to the circuit court. The outcome of this litigation could have a significant and adverse effect on the fees banks can charge on debit card transactions.
In October 2023, the Federal Reserve issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the Federal Reserve from large debit card issuers. Had the proposed maximum interchange fees been in effect during the reported periods, interchange and debit card transaction fees would have been approximately 30% lower. The comment period for this proposal ended in May 2024. The extent to which any such proposed changes in permissible interchange fees will impact our future revenues is cannot be determined at this time.
Other Charges, Commissions, and Fees. Other charges, commissions, and fees decreased $318 thousand, or 2.3%, for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily related to decreases income from the placement of annuities (down $300 thousand), subscription fee income (down $156 thousand), and commitment fees on unused lines of credit (down $136 thousand), among other things, partly offset by an increase income from the placement of mutual funds (up $262 thousand), among other things.
Net Gain/Loss on Securities Transactions. There were no sales of securities during the three months ended March 31, 2026. During the three months ended March 31, 2025, we sold certain available-for-sale securities with amortized costs totaling $38.6 million and realized a net loss of $14 thousand. These sales were primarily made in connection with a municipal tender offer.

Other Non-Interest Income. Other non-interest income increased $1.9 million, or 14.9%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily related to increases in sundry and other miscellaneous income (up $2.2 million); benefits received on life insurance policies (up $632 thousand); income from customer derivatives trading and securities trading activities (combined up $456 thousand); and public finance underwriting fees (up $341 thousand); among other things. The increase from these items was partly offset by a decrease in gains on the sale of foreclosed and other assets (down $2.1 million), among other things. Sundry and other miscellaneous income during the three months ended March 31, 2026 included a $2.7 million one-time fee associated with the termination of a customer lease. The increases in income from customer derivative and securities trading activities and public finance underwriting fees were primarily related to increased transaction volumes. Gains on the sale of foreclosed and other assets during the three months ended March 31, 2025 included a $2.5 million gain related to the sale of a foreclosed real estate property.
Non-Interest Expense
Total non-interest expense for the three months ended March 31, 2026 increased $17.6 million, or 5.1%, compared to the same period in 2025. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages increased $5.3 million, or 3.3%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase in salaries and wages was primarily related to an increase in salaries due to annual merit and market increases and an increase in the number of employees. The increase in the number of employees was partly related to our investment in organic expansion in various markets. Salaries and wages during the three months ended March 31, 2026 were also impacted, to a lesser extent, by increases in stock-based compensation and commissions.
Employee Benefits. Employee benefits expense increased $2.5 million, or 5.9%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily related to increases in medical/dental benefits expense (up $1.7 million), primarily due to an increase in expected costs; payroll taxes (up $792 thousand); and 401(k) plan expense (up $274 thousand). These items were partly offset by an increase in the net periodic pension benefit related to our defined benefit retirement and restoration plans (up $432 thousand).
Our defined benefit retirement and restoration plans were frozen in 2001 which has helped to reduce the volatility in retirement plan expense. We nonetheless still have funding obligations related to these plans and could recognize expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. See Note 11 - Defined Benefit Plans for additional information related to our net periodic pension benefit/expense.
Net Occupancy. Net occupancy expense increased $1.5 million, or 4.4%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily related to increases in depreciation on buildings and leasehold improvements (together up $875 thousand); a decrease in rental income from tenants (down ($607 thousand); and lease expense (up $300 thousand), among other things.
Technology, Furniture, and Equipment. Technology, furniture, and equipment expense increased $1.6 million, or 3.9%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase during the three months ended March 31, 2026 was primarily related to increases in cloud services expense (up $1.8 million), equipment rental (up $189 thousand), and depreciation on furniture and equipment (up $147 thousand), among other things, partly offset by a decrease in software amortization (down $693 thousand).
Deposit Insurance. Deposit insurance expense totaled $7.2 million for the three months ended March 31, 2026, and did not significantly fluctuate compared to the same period in 2025.
Other Non-Interest Expense. Other non-interest expense increased $6.7 million, or 10.4%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase included increases in fraud losses, primarily related to deposits (up $2.4 million); advertising/promotions expense (up $1.9 million); amortization of deferred costs on loan commitments (up $1.2 million); professional services expense (up $532 thousand); guard service expense (up $476 thousand); research and platform fees (up $445 thousand); and travel, meals and entertainment (up $439 thousand), among other things. The increases from these items were partly offset by decreases in donations expense (down $937 thousand) and foreclosed assets expense (down $451 thousand), among other things. On April 22, 2026, Sefas Innovation, Inc., a third-party vendor used by Frost Bank, notified us that they experienced a cybersecurity incident that likely involved certain Frost Bank customer data. Our investigation into the incident, including the scope and nature of the data potentially involved, is ongoing. The incident neither affected our systems or networks, nor disrupted our operations. At this time, the incident is not reasonably likely to have a material impact on our financial condition or results of operations.

Results of Segment Operations
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Frost Wealth Advisors, overlap a regional reporting structure. A third operating segment, Non-Banks, is for the most part the parent holding company, as well as certain other immaterial non-bank subsidiaries of the parent that, for the most part, have little or no activity. A description of each segment, the methodologies used to measure segment financial performance and summarized operating results by segment are described in Note 14 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Segment operating results are discussed in more detail below.
Banking
Net income for the three months ended March 31, 2026 increased $17.9 million, or 12.2%, compared to the same period in 2025. The increase during the three months ended March 31, 2026 was primarily the result of a $22.3 million increase in net interest income, a $7.2 million increase in non-interest income, and a $6.3 million decrease in credit loss expense, partly offset by a $15.4 million increase in non-interest expense and a $2.6 million increase in income tax expense.
Net interest income for the three months ended March 31, 2026 increased $22.3 million, or 5.3%, compared to the same period in 2025. The increase during the three months ended March 31, 2026 was primarily related to decreases in the average costs of interest-bearing deposit accounts and repurchase agreements combined with increases in the average volumes of loans and tax-exempt securities and increases in the average tax-equivalent yields on tax-exempt and taxable securities. The impact of these items was partly offset by a decrease in the average yield on loans, decreases in the average yield on and volume of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and a decrease in the average volume of taxable securities combined with an increase in the average volume of interest-bearing deposit accounts, among other things. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Credit loss expense for the three months ended March 31, 2026 totaled $6.7 million compared to $13.1 million during the same period in 2025. See the sections captioned “Credit Loss Expense” and “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet commitments.
Non-interest income for the three months ended March 31, 2026 increased $7.2 million, or 9.7%, compared to the same period in 2025. The increase during the three months ended March 31, 2026 was primarily related to increases in service charges on deposit accounts; other non-interest income; interchange and card transaction fees; and insurance commissions and fees. The increase in service charges on deposit accounts was primarily related to an increase in commercial service charges and overdraft charges on consumer accounts. The increase in other non-interest income was primarily related to increases in sundry and other miscellaneous income; benefits received on life insurance policies; income from customer derivatives trading activities; and public finance underwriting fees, among other things, partly offset by a decrease in gains on the sale of foreclosed and other assets, among other things. The increase in interchange and card transaction fees was primarily related to increased card transaction volumes. The increase in insurance commissions and fees was primarily the result of increases in benefit plan commissions and contingent income, partly offset by a decrease in life insurance commissions. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three months ended March 31, 2026 increased $15.4 million, or 5.1%, compared to the same period in 2025. The increase during the three months ended March 31, 2026 was primarily due to increases in other non-interest expense; salaries and wages; employee benefits expense; technology, furniture, and equipment expense; and net occupancy expense. The increase in other non-interest expense included increases in fraud losses; advertising/promotions expense; amortization of deferred costs on loan commitments; professional services expense; travel, meals and entertainment; and guard service expense; among other things, partly offset by decreases in donations expense and foreclosed assets expense, among other things. The increase in salaries and wages was primarily related to an increase in salaries due to annual merit and market increases and increases in the number of employees. Salaries and wages were also impacted, to a lesser extent, by an increase in stock-based compensation. The increase in employee benefits expense was primarily related to increases in medical/dental benefits expense, payroll taxes, and 401(k) plan expense, among other things, partly offset by an increase in the net periodic pension benefit related to our defined benefit retirement and restoration plans. The increase in technology, furniture, and equipment expense was primarily related to increases in cloud services expense, equipment rental, and depreciation on furniture and equipment, among other things, partly offset by a decrease in software amortization. The increase in net occupancy expense was primarily related to an increase in depreciation on buildings and leasehold improvements, a decrease in rental income from tenants, and an increase in lease expense, among other things. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Frost Wealth Advisors
Net income for the three months ended March 31, 2026 increased $1.7 million, or 19.8%, compared to the same period in 2025. The increase in net income during the three months ended March 31, 2026 was primarily the result of a $4.7 million increase in non-interest income, partly offset by a $2.3 million increase in non-interest expense, among other things.
Non-interest income for the three months ended March 31, 2026 increased $4.7 million, or 9.2%, compared to the same period in 2025. The increase during the three months ended March 31, 2026 was primarily due to an increase in trust and investment management fees. The increase in trust and investment management fees was primarily related to increases in investment management fees and was also impacted by a one-time, $1.3 million administrative fee associated with a large trust account. The increase in investment management fees was partly related to higher average equity valuations on managed accounts during 2026 relative to 2025, as well as growth in the number of accounts. The increase was also partly related to variation in the timing of certain court-approved fees associated with a large guardianship trust. See the analysis of these categories of non-interest income in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three months ended March 31, 2026 increased $2.3 million, or 5.6%, compared to the same period in 2025. The increase was primarily related to increases in other non-interest expense; salaries and wages; and net occupancy expense, among other things. The increase in other non-interest expense during the three months ended March 31, 2026 was primarily related to increases in corporate overhead expense allocations; research and platform fees; and professional services expense, among other things. The increase in salaries and wages was primarily due to an increase in commissions expense. The increase in net occupancy expense during the three months ended March 31, 2026 was related to an increase in lease expense. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Non-Banks
The Non-Banks operating segment had a net loss of $3.0 million during the three months ended March 31, 2026, compared to a net loss of $3.5 million during the same period in 2025. The decrease in the net loss during the three months ended March 31, 2026 was primarily due to a decrease in net interest expense due to decreases in the average rates paid on our long-term borrowings, among other things.
Income Taxes
During the three months ended March 31, 2026, we recognized income tax expense of $31.4 million, for an effective tax rate of 15.5%, compared to $28.2 million, for an effective tax rate of 15.7%, for the same period in 2025. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2026 and 2025 primarily due to the effect of tax-exempt income from securities, loans and life insurance policies and the income tax effects associated with stock-based compensation, among other things, and their relative proportion to total pre-tax net income. The increase in income tax expense during the three months ended March 31, 2026 was primarily due to an increase in projected pre-tax net income. The decrease in the effective tax rate during the three months ended March 31, 2026 was primarily related to an increase in projected tax-exempt interest from securities combined with a decrease in projected non-deductible deposit interest expense.
Average Balance Sheet
Average assets totaled $52.1 billion for the three months ended March 31, 2026 representing an increase of $1.2 billion, or 2.4%, compared to average assets for the same period in 2025. Earning assets increased $1.2 billion, or 2.5%, during the three months ended March 31, 2026, compared to the same period in 2025. The increase in earning assets was primarily related to a $1.2 billion increase in average loans and a $608.2 million increase in average tax-exempt securities partly offset by a $486.0 million decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and a $139.5 million decrease in average taxable securities. Average deposits increased $567.9 million, or 1.4%, during the three months ended March 31, 2026, compared to the same period in 2025. The increase included a $422.1 million increase in interest-bearing deposits and a $145.8 million increase in non-interest-bearing deposits. Average non-interest-bearing deposits made up 33.0% and 33.1% of average total deposits during the three months ended March 31, 2026 and 2025, respectively.

Loans
Details of our loan portfolio are presented in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report. Loans increased $540.6 million, or 2.5%, from $21.9 billion at December 31, 2025 to $22.4 billion at March 31, 2026. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans, and real estate loans. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2025 Form 10-K for a more detailed discussion of our loan origination and risk management processes.
Commercial and Industrial. Commercial and industrial loans totaled $6.3 billion at both March 31, 2026 and December 31, 2025. Our commercial and industrial loans are a diverse group of loans to small, medium, and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed, with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s).
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services, (iv) providing equipment to support oil and gas drilling, (v) refining petrochemicals, or (vi) trading oil, gas, and related commodities. Energy loans increased $113.4 million, or 10.4%, from $1.1 billion at December 31, 2025 to $1.2 billion at March 31, 2026. Energy loans are one of our largest industry concentrations, totaling 5.4% of total loans at March 31, 2026, up from 5.0% of total loans at December 31, 2025. The average loan size, the significance of the portfolio, and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and SNCs.
Purchased Shared National Credits. SNCs are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $851.2 million at March 31, 2026, decreasing $24.5 million, or 2.8%, from $875.7 million at December 31, 2025. At March 31, 2026, 35.8% of outstanding purchased SNCs were related to the construction industry and 19.9% were related to the real estate management industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship, or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Commercial Real Estate. Commercial real estate loans increased $246.5 million, or 2.4%, from $10.3 billion at December 31, 2025 to $10.6 billion at March 31, 2026. Commercial real estate loans represented 73.1% and 73.5% of total real estate loans at March 31, 2026 and December 31, 2025, respectively. The majority of our commercial real estate loan portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At March 31, 2026, approximately half of the outstanding principal balance of our commercial real estate loans (excluding construction and land) were secured by owner-occupied properties.
Consumer Real Estate and Other Consumer Loans. The consumer real estate loan portfolio increased $161.9 million, or 4.4%, from $3.7 billion at December 31, 2025 to $3.9 billion at March 31, 2026. Combined, home equity loans and lines of credit made up 55.4% and 56.6% of the consumer real estate loan total at March 31, 2026 and December 31, 2025, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. We also originate 1-4 family mortgage loans for portfolio investment purposes. Consumer and other loans decreased $7.6 million, or 1.6%, from $460.7 million at December 31, 2025 to $453.1 million at March 31, 2026. The consumer and other loan portfolio primarily consists of unsecured revolving credit products, secured personal loans, motor vehicle loans, overdrafts, and other similar types of credit facilities.

Accruing Past Due Loans. Accruing past due loans are presented in the following tables. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

		Accruing Loans 30-89 Days Past Due		Accruing Loans 90 or More Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
March 31, 2026
Commercial and industrial	$6,333,349	$18,522	0.29%	$4,423	0.07%	$22,945	0.36%
Energy	1,208,070	1,443	0.12	—	—	1,443	0.12
Commercial real estate:
Owner occupied	4,159,240	11,226	0.27	3,382	0.08	14,608	0.35
Non-owner occupied	3,747,762	4,662	0.12	1,654	0.04	6,316	0.16
Construction and land	2,650,291	47,321	1.79	—	—	47,321	1.79
Consumer real estate	3,880,604	28,600	0.74	6,123	0.16	34,723	0.90
Consumer and other	453,103	6,614	1.46	308	0.07	6,922	1.53
Total	$22,432,419	$118,388	0.53	$15,890	0.07	$134,278	0.60
December 31, 2025
Commercial and industrial	$6,306,980	$31,212	0.49%	$4,273	0.07%	$35,485	0.56%
Energy	1,094,669	19,480	1.78	—	—	19,480	1.78
Commercial real estate:
Owner occupied	3,987,913	17,074	0.43	3,465	0.09	20,539	0.52
Non-owner occupied	3,773,028	49,305	1.31	6,290	0.17	55,595	1.48
Construction and land	2,549,869	7,955	0.31	1,451	0.06	9,406	0.37
Consumer real estate	3,718,668	26,281	0.71	5,680	0.15	31,961	0.86
Consumer and other	460,685	5,024	1.09	512	0.11	5,536	1.20
Total	$21,891,812	$156,331	0.71	$21,671	0.10	$178,002	0.81
Accruing past due loans at March 31, 2026 decreased $43.7 million compared to December 31, 2025. The decrease was primarily related to decreases in past due commercial real estate loans - non-owner occupied (down $49.3 million), past due energy loans (down $18.0 million), past due commercial and industrial loans (down $12.5 million) and past due commercial real estate loans - owner occupied (down $5.9 million) partly offset by an increase in past due commercial real estate loans - construction (up $37.9 million).
Non-Accrual Loans. Non-accrual loans are presented in the table below. Also see in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	March 31, 2026			December 31, 2025
		Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Commercial and industrial	$6,333,349	$45,005	0.71%	$6,306,980	$50,659	0.80%
Energy	1,208,070	2,523	0.21	1,094,669	3,023	0.28
Commercial real estate:
Owner occupied	4,159,240	13,764	0.33	3,987,913	7,581	0.19
Non-owner occupied	3,747,762	580	0.02	3,773,028	465	0.01
Construction and land	2,650,291	2,407	0.09	2,549,869	1,874	0.07
Consumer real estate	3,880,604	7,811	0.20	3,718,668	6,615	0.18
Consumer and other	453,103	260	0.06	460,685	265	0.06
Total	$22,432,419	$72,350	0.32	$21,891,812	$70,482	0.32
Allowance for credit losses on loans		$286,215			$281,495
Ratio of allowance for credit losses on loans to non-accrual loans		395.60%			399.39%

Generally, loans are placed on non‑accrual status when principal or interest becomes 90 days past due, when management determines that the collectibility of principal or interest is in doubt, or when otherwise required by regulatory guidelines. Upon placement on non‑accrual status, accrued but uncollected interest is reversed and charged to current‑period earnings. Subsequent cash receipts on non‑accrual loans are generally applied to principal, and interest income is recognized only after the recovery of principal is reasonably assured. Classification of a loan as non‑accrual does not necessarily preclude the ultimate collection of principal or interest.
Non-accrual loans increased $1.8 million, from $70.5 million at December 31, 2025 to $72.4 million at March 31, 2026, primarily due to increases in non-accrual commercial real estate - owner occupied loans and, to a lesser extent, consumer real estate loans. Non-accrual commercial and industrial loans included one credit relationship in excess of $5.0 million totaling $23.8 million at March 31, 2026 and $28.5 million at December 31, 2025. There were no non-accrual energy or commercial real estate loans in excess of $5.0 million totaling at either March 31, 2026 and December 31, 2025.
Allowance for Credit Losses
In the case of loans and securities, allowances for credit losses are contra-asset valuation accounts, calculated in accordance with ASC 326, that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of lifetime expected credit losses on these financial instruments carried at amortized cost, based on available information from internal and external sources that is relevant to assessing exposure to credit loss over the expected lives of the instruments. Relevant information includes historical credit loss experience, current conditions, and reasonable and supportable forecasts. While historical credit loss experience provides a starting point for estimating credit losses, adjustments may be made to reflect differences in current portfolio‑specific risk characteristics, economic and environmental conditions, or other relevant factors. Although management utilizes its best judgment and the information available, the ultimate adequacy of our allowance accounts depends on a variety of factors beyond our control, including portfolio performance, macroeconomic conditions, changes in interest rates, the accuracy of forecasted assumptions, and regulatory interpretations and supervisory assessments related to credit quality and asset classification. Refer to our 2025 Form 10-K for additional information regarding our accounting policies related to credit losses.
Allowance for Credit Losses - Loans. The table below provides, as of the dates indicated, an allocation of the allowance for loan losses by loan portfolio segment; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
March 31, 2026
Commercial and industrial	$98,888	28.2%	$6,333,349	1.56%
Energy	11,082	5.4	1,208,070	0.92
Commercial real estate:
Owner occupied	43,070	18.6	4,159,240	1.04
Non-owner occupied	51,994	16.7	3,747,762	1.39
Construction and land	42,978	11.8	2,650,291	1.62
Consumer real estate	27,394	17.3	3,880,604	0.71
Consumer and other	10,809	2.0	453,103	2.39
Total	$286,215	100.0%	$22,432,419	1.28
December 31, 2025
Commercial and industrial	$98,439	28.8%	$6,306,980	1.56%
Energy	11,563	5.0	1,094,669	1.06
Commercial real estate:
Owner occupied	41,526	18.2	3,987,913	1.04
Non-owner occupied	52,054	17.2	3,773,028	1.38
Construction and land	41,530	11.7	2,549,869	1.63
Consumer real estate	25,637	17.0	3,718,668	0.69
Consumer and other	10,746	2.1	460,685	2.33
Total	$281,495	100.0%	$21,891,812	1.29

The allowance allocated to commercial and industrial loans totaled $98.9 million, or 1.56% of total commercial and industrial loans, at March 31, 2026, increasing $449 thousand, or 0.5%, compared to $98.4 million, or 1.56% of total commercial and industrial loans, at December 31, 2025. Qualitative factor (“Q-Factor”) and other qualitative adjustments related to commercial and industrial loans increased $6.7 million, primarily due to an increase in the model overlay for the downside scenario, which is further discussed below. Modeled expected credit losses decreased $4.3 million, in part due to improvements in certain macroeconomic variables that influence projected loss expectations. Specific allocations for commercial and industrial loans evaluated for expected credit losses on an individual basis decreased $2.0 million from $16.6 million at December 31, 2025 to $14.7 million at March 31, 2026, primarily due a $2.0 million charge-off and loan repayments, partially offset by new specific allocations on newly assessed loans.
The allowance allocated to energy loans totaled $11.1 million, or 0.92% of total energy loans, at March 31, 2026 decreasing $481 thousand, or 4.2%, compared to $11.6 million, or 1.06% of total energy loans, at December 31, 2025. The decrease was primarily related to a decrease in the credit concentrations overlay.
The allowance allocated to commercial real estate loans totaled $138.0 million, or 1.31% of total commercial real estate loans, at March 31, 2026, increasing $2.9 million, or 2.2%, compared to $135.1 million, or 1.31% of total commercial real estate loans, at December 31, 2025. The increase was primarily related to a $2.3 million increase in modeled expected credit losses, driven by growth in our owner occupied portfolio and, to a lesser extent, our construction and land portfolio. The increase was also partly related to a $609 thousand increase in Q-factor and other qualitative adjustments that was primarily attributable to an increase in the model overlay our construction and land portfolio.
Additional information related to the allowance allocated to commercial real estate loans at March 31, 2026 and December 31, 2025 is included in the following table:

	Owner Occupied	Non-owner Occupied	Construction and Land	Total
March 31, 2026
Modeled expected credit losses	$13,877	$3,668	$1,796	$19,341
Q-Factor and other qualitative adjustments	28,471	48,326	40,669	117,466
Specific allocations	722	—	513	1,235
Total	$43,070	$51,994	$42,978	$138,042
Total loans	$4,159,240	$3,747,762	$2,650,291	$10,557,293
Ratio of allowance to loans in each category	1.04%	1.39%	1.62%	1.31%
December 31, 2025
Modeled expected credit losses	$11,635	$4,130	$1,253	$17,018
Q-Factor and other qualitative adjustments	29,169	47,924	39,764	116,857
Specific allocations	722	—	513	1,235
Total	$41,526	$52,054	$41,530	$135,110
Total loans	$3,987,913	$3,773,028	$2,549,869	$10,310,810
Ratio of allowance to loans in each category	1.04%	1.38%	1.63%	1.31%
The allowance allocated to consumer real estate loans totaled $27.4 million, or 0.71% of total consumer real estate loans, at March 31, 2026, increasing $1.8 million, or 6.9%, compared to $25.6 million, or 0.69% of total consumer real estate loans, at December 31, 2025. The increase was primarily related to a $2.1 million increase in Q-factor and other qualitative adjustments that was primarily attributable to the establishment of a model overlay for second-lien revolving lines of credit. The increase was also partly related to a new specific allocation of $791 thousand for a consumer real estate loan evaluated for expected credit losses on an individual basis. These increases were partially offset by a $1.1 million decrease in modeled expected credit losses, primarily due to a reduction in the expected loss rate applied to first‑lien residential mortgage loans.
The allowance allocated to consumer loans totaled $10.8 million, or 2.39% of total consumer loans, at March 31, 2026, increasing $63 thousand, or 0.6%, compared to $10.7 million, or 2.33% of total consumer loans, at December 31, 2025. The allowance did not significantly fluctuate during the period, as a $309 thousand increase in modeled expected credit losses was largely offset by a $246 thousand decrease in Q-factor and other qualitative adjustments, primarily related to the consumer overlay.

As more fully described in our 2025 Form 10-K, we measure expected credit losses over the expected life of each loan using a combination of models that estimate probability of default and loss given default, among other factors. The measurement of expected credit losses is impacted by loan- and borrower-specific attributes, as well as certain macroeconomic variables. Models are adjusted to reflect the current macroeconomic conditions and expected changes over a reasonable and supportable forecast period.
In estimating expected credit losses as of March 31, 2026, we utilized the Moody’s Analytics March 2026 Baseline Scenario (the “March 2026 Baseline Scenario”) to forecast the macroeconomic variables used in our models. The March 2026 Baseline Scenario was based on the most likely outcome based on prevailing economic conditions and Moody's forecast of the U.S. economy. The March 2026 Baseline Scenario projections included, among other things, (i) U.S. Nominal Gross Domestic Product average annualized quarterly growth rates of 5.06% during the remainder of 2026 and 4.04% through the end of the forecast period in the first quarter of 2028; (ii) average annualized U.S. unemployment rates of 4.49% during the remainder of 2026 and 4.47% through the end of the forecast period in the first quarter of 2028; (iii) average annualized Texas unemployment rate of 4.19% during the remainder of 2026 and 4.16% through the end of the forecast period in the first quarter of 2028; (iv) projected average 10 year Treasury rate of 4.27% during the remainder of 2026 and 4.32% through the end of the forecast period in the first quarter of 2028; and (v) average oil price of $67.37 per barrel during the remainder of 2026 and $63.19 per barrel through the end of the forecast period in the first quarter of 2028.
In estimating expected credit losses as of December 31, 2025, we utilized the Moody’s Analytics December 2025 Baseline Scenario (the “December 2025 Baseline Scenario”) to forecast the macroeconomic variables used in our models. The December 2025 Baseline Scenario was based on the most likely outcome based on prevailing economic conditions and Moody's forecast of the U.S. economy. The December 2025 Baseline Scenario projections included, among other things, (i) U.S. Nominal Gross Domestic Product average annualized quarterly growth rates of 4.75% in 2026 and 4.03% in 2027; (ii) average annualized U.S. unemployment rates of 4.67% during both 2026 and 2027; (iii) average annualized Texas unemployment rate of 4.36% during 2026 and 4.37% during 2027; (iv) projected average 10 year Treasury rate of 4.23% during 2026 and 4.31% during 2027; and (v) average oil price of $61.09 per barrel during 2026 and $62.90 per barrel during 2027.
The overall loan portfolio at March 31, 2026 increased $540.6 million, or 2.5%, compared to December 31, 2025. The increase reflected growth across most portfolios, including a $246.5 million, or 2.4%, increase in commercial real estate loans; a $161.9 million, or 4.4%, increase in consumer real estate loans; a $113.4 million, or 10.4%, increase in energy loans; and a $26.4 million, or 0.4%, increase in commercial and industrial loans. These increases were partially offset by a $7.6 million, or 1.6%, decrease in consumer and other loans.
The weighted average risk grade for commercial and industrial loans increased slightly to 6.49 at March 31, 2026, compared to 6.44 at December 31, 2025. This increase was primarily related to an increase in the weighted-average risk grade of pass-grade commercial and industrial loans, which increased to 6.15 at March 31, 2026 from 6.06 at December 31, 2025. This increase was partially offset by a $25.1 million decrease classified commercial and industrial loans, which consist of loans assigned risk grades of 11, 12 or 13. The weighted-average risk grade for energy loans remained unchanged at 6.16 at both March 31, 2026 and December 31, 2025. While the weighted-average risk grade of pass-grade energy loans decreased to 5.75 at March 31, 2026 from 5.86 at December 31, 2025, this improvement was offset by a $39.5 million increase in energy loans graded as “watch” (risk grade 9) and “special mention” (risk grade 10). The weighted average risk grade for commercial real estate loans also remained unchanged at 7.29 at both March 31, 2026 and December 31, 2025. A slight increase in the weighted-average risk grade of pass-grade commercial real estate loans, to 7.06 at March 31, 2026 from 7.05 at December 31, 2025, was offset by a $31.9 million decrease in classified commercial real estate loans.
As discussed above, our credit loss models utilized the Moody's Analytics March 2026 Baseline Scenario to estimate expected credit losses as of March 31, 2026 and utilized the Moody’s Analytics December 2025 Baseline Scenario to estimate expected credit losses as of December 31, 2025. Model results were then qualitatively adjusted to reflect certain risk factors that are not captured within the modeling processes but are nonetheless relevant in assessing expected credit losses across our loan portfolios. These qualitative factor, or Q‑Factor, adjustments are discussed below.
Q‑Factor adjustments are based on management’s judgment and current assessment of risks related to, among other factors, changes in lending policies and procedures; economic and business conditions; loan portfolio composition and credit concentrations; and other external factors not already reflected in the modeling inputs, assumptions, or methodologies. Management evaluates the potential impact of these factors across a range of outcomes and applies an aggregate adjustment percentage to the modeled expected credit losses based on this assessment. As of March 31, 2026, modeled expected credit losses were increased by a weighted-average Q-Factor adjustment of approximately 3.0%, resulting in a $3.1 million total adjustment, compared to approximately 3.0% at December 31, 2025, which resulted in a $3.2 million total adjustment.

In addition, as of March 31, 2026, management applied other qualitative adjustments, or management overlays, to address risks impacting certain categories of the loan portfolio that management believes are not fully reflected in the modeled results. Q‑Factor and other qualitative adjustments as of March 31, 2026 are presented in the table below.

	Q-Factor Adjustments		Model Overlays	Office Building Overlays	Downside Scenario Overlay	Credit Concentration Overlays	Consumer Overlay	Total
Commercial and industrial	$1,556		$—	$—	$22,619	$8,196	$—	$32,371
Energy	214		—	—	—	3,033	—	3,247
Commercial real estate:
Owner occupied	460		27,255	—	—	756	—	28,471
Non-owner occupied	176		33,633	13,697	—	820	—	48,326
Construction and land	72		37,886	2,156	—	555	—	40,669
Consumer real estate	582		2,100	—	—	—	—	2,682
Consumer and other	54		—	—	—	—	5,050	5,104
Total	$3,114	3114	$100,874	$15,853	$22,619	$13,360	$5,050	$160,870
Model overlays related to commercial real estate loans are qualitative adjustments designed to address risks not captured within our commercial real estate credit loss models. These adjustments are established based on minimum reserve ratios for our commercial real estate loan portfolios. For our commercial real estate - owner occupied loan portfolio, management determined that a minimum reserve ratio was appropriate to address the model’s oversensitivity to favorable changes in certain economic variables. Based on internal analysis and benchmarking against peer bank data, the modeled results are considered overly optimistic and do not appropriately capture downside risk. Accordingly, management determined that the forecasted loss rate for the owner‑occupied commercial real estate loan portfolio should more closely align with that of the commercial and industrial loan portfolio. For the commercial real estate - non‑owner occupied and construction and land loan portfolios, minimum reserve ratios were determined to be appropriate because the modeled results do not appropriately capture downside risk related to borrowers’ ability to access capital markets for the sale or refinancing of investor real estate and assets under construction. Management believes access to capital may remain impaired for an extended period, which could require borrowers to rely on secondary sources of liquidity and capital to support completed projects that could take longer to stabilize than originally underwritten. In addition, most non‑owner‑occupied and construction loans are originated with floating interest rates. These borrowers have been adversely impacted by the recent cycle of rising interest rates, as declines in short‑term rates have occurred at a slower pace. Longer‑term interest rates have increased as investors demand higher term and risk premiums at the long end of the yield curve.
The model overlay related to consumer real estate loans is a qualitative adjustment designed to address management’s assessment that expected credit losses related to second-lien revolving lines of credit within our consumer real estate portfolio are underpredicted based on an analysis of historical loss trends. Specifically, management observed that both recent and longer‑term loss experience for second‑lien revolving lines of credit within the consumer real estate portfolio has exceeded modeled expectations, particularly during periods of economic stress. This indicates that the models may not fully capture loss sensitivity under adverse economic conditions. Accordingly, management applied a qualitative overlay to increase expected credit losses to a level more consistent with observed historical loss performance and current portfolio risk characteristics for second‑lien revolving lines of credit within the consumer real estate portfolio.
Office building overlays are qualitative adjustments designed to address longer-term concerns regarding the utilization of commercial office space that may adversely impact the long-term performance of certain office properties within our commercial real estate loan portfolio. These adjustments are established based on minimum reserve ratios applied to loans within our commercial real estate - non-owner occupied and construction and land loan portfolios that have risk grades of 8 or worse. Loans of these risk grades were targeted for the overlays as they represent elevated credit risk and are more susceptible to adverse changes in property performance, collateral values, and capital market conditions, and therefore warrant additional qualitative consideration beyond modeled results.

The downside scenario overlay is a qualitative adjustment applied to the commercial and industrial loan portfolio to address the risk of an economic downturn resulting from factors such as inflation; tariffs and other protectionist trade policies; rising interest rates; labor shortages; disruption in financial markets and global supply chains; continued oil price volatility; and the current or anticipated impacts of global wars or military conflicts, terrorism, and other geopolitical events. These factors are outside of management’s control but may adversely affect customer income levels and could alter anticipated customer behavior, including borrowing, repayment, investment, and deposit practices. To determine this qualitative adjustment, management utilizes an alternative, more pessimistic economic scenario to forecast the macroeconomic variables used in the credit loss models. As of March 31, 2026, the Moody’s Analytics S3 Alternative Scenario Downside - 90th Percentile was used. In modeling expected credit losses under this scenario, management also assumes that each non‑classified loan within the modeled loan pools is downgraded by one risk grade. The resulting qualitative adjustment is based on the amount by which expected credit losses under the alternative scenario exceed those estimated using the primary scenario, adjusted based on management’s assessment of the probability that this downside economic scenario will occur.
Credit concentration overlays are qualitative adjustments based on statistical analysis designed to address relationship exposure concentrations within the loan portfolio. Changes in loan portfolio concentrations over time can cause expected credit losses within the current portfolio to differ from historical loss experience. Because the allowance for credit losses reflects expected credit losses within the loan portfolio and such losses are uncertain as to their nature, timing, and amount, management believes that portfolio segments with higher concentration risk are more susceptible to the occurrence of a significant loss event. Accordingly, given the concentration of a significant portion of the loan portfolio in large credit relationships and the experience of large, concentrated credit losses in recent years, management applied the qualitative adjustments presented in the table above to address the increased risk associated with the potential deterioration of a large credit relationship into a loss event.
The consumer overlay is a qualitative adjustment applied to the consumer and other loan portfolio to address risks associated with the level of unsecured loans within the portfolio, as well as other risk factors. Unsecured consumer loans present an elevated risk of loss during periods of economic stress, as these loans lack a secondary source of repayment in the form of hard collateral. This overlay was determined based on management’s analysis of historical charge‑off trends within the consumer loan portfolio, as well as charge‑off trends observed across the broader banking industry. Based on this analysis, management determined it was appropriate to apply an additional qualitative overlay to the modeled expected credit losses for the unsecured consumer loan portfolio.
As of December 31, 2025, we provided qualitative adjustments, as detailed in the table below. Further information regarding these qualitative adjustments is provided in our 2025 Form 10-K.

	Q-Factor Adjustment	Model Overlays	Office Building Overlays	Downside Scenario Overlay	Credit Concentration Overlays	Consumer Overlay	Total
Commercial and industrial	$1,684	$—	$—	$15,986	$8,036	$—	$25,706
Energy	216	—	—	—	3,432	—	3,648
Commercial real estate:
Owner occupied	410	27,834	—	—	925	—	29,169
Non-owner occupied	165	33,435	13,451	—	873	—	47,924
Construction	50	36,945	2,273	—	496	—	39,764
Consumer real estate	610	—	—	—	—	—	610
Consumer and other	57	—	—	—	—	5,293	5,350
Total	$3,192	$98,214	$15,724	$15,986	$13,762	$5,293	$152,171

Additional information related to credit loss expense and net (charge-offs) recoveries is presented in the tables below. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	Credit Loss Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Three months ended:
March 31, 2026
Commercial and industrial	$2,479	$(2,030)	$6,254,334	(0.13)%
Energy	(749)	268	1,107,206	0.10
Commercial real estate:
Owner occupied	1,540	—	4,100,482	—
Non-owner occupied	(65)	5	3,720,397	—
Construction and land	1,452	—	2,572,713	—
Consumer real estate	2,712	(955)	3,799,632	(0.10)
Consumer and other	3,092	(3,029)	456,000	(2.69)
Total	$10,461	$(5,741)	$22,010,764	(0.11)
March 31, 2025
Commercial and industrial	$10,181	$(3,443)	$6,066,373	(0.23)%
Energy	(38)	302	1,140,334	0.11
Commercial real estate:
Owner occupied	(227)	—	3,653,388	—
Non-owner occupied	2,357	(1,998)	3,573,072	(0.23)
Construction and land	(160)	—	2,766,877	—
Consumer real estate	429	(611)	3,152,604	(0.08)
Consumer and other	2,486	(3,941)	435,820	(3.67)
Total	$15,028	$(9,691)	$20,788,468	(0.19)
We recorded a net credit loss expense related to loans of $10.5 million for the three months ended March 31, 2026, compared to $15.0 million during the same period in 2025. Net credit loss expense or benefit for each portfolio segment represents the amount required to adjust the allowance for credit losses allocated to that segment to the level of expected credit losses determined under our allowance methodology, after giving effect to net charge‑offs. Net credit loss expense for the first three months of 2026 primarily reflected (i) an increase in expected credit losses associated with consumer real estate loans, largely related to the new model overlay discussed above; (ii) growth in commercial real estate owner‑occupied and construction and land loans, which resulted in higher modeled expected credit losses; (iii) an increase in the model overlay for commercial real estate construction and land loans; and (iv) net charge‑offs related to consumer and other loans (primarily overdrafts), commercial and industrial loans, and consumer real estate loans.
The ratio of the allowance for credit losses on loans to total loans was 1.28% at March 31, 2026 compared to 1.29% December 31, 2025. Management believes the allowance for credit losses on loans is appropriate based on management’s best estimate of expected credit losses within the existing loan portfolio. Changes in the factors considered by management in estimating expected credit losses could result in changes to the allowance for credit losses and future credit loss expense.
Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures totaled $47.6 million at March 31, 2026, compared to $51.3 million at December 31, 2025. The level of the allowance for credit losses on off-balance-sheet credit exposures is impacted by the volume of outstanding commitments, underlying risk grades, expected utilization of available commitments, and forecasted economic conditions impacting the loan portfolio. We recognized a net credit loss benefit related to off-balance-sheet credit exposures of $3.7 million during the three months ended March 31, 2026, compared to a net credit loss benefit of $2.0 million during the same period in 2025. Our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures are further described in our 2025 Form 10-K.

Capital and Liquidity
Capital. Shareholders’ equity totaled $4.5 billion at March 31, 2026 and $4.6 billion at December 31, 2025. Sources of capital during the three months ended March 31, 2026 included net income of $171.0 million and $5.2 million related to stock-based compensation. Uses of capital during the three months ended March 31, 2026 included other comprehensive loss, net of tax, of $80.6 million, $72.3 million of treasury stock purchases, and $65.7 million of dividends paid on preferred and common stock.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized loss of $923.5 million at March 31, 2026, compared to a net, after-tax, unrealized loss of $843.0 million at December 31, 2025. The increase in the net, after-tax, unrealized loss was primarily due to an $80.7 million net, after-tax, decrease in the fair value of securities available for sale. Under the Basel III Capital Rules, we have elected to opt-out of the requirement to include most components of accumulated other comprehensive income in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss do not increase or reduce regulatory capital and are excluded from the calculation of our regulatory capital ratios. Bank regulatory agencies utilize capital guidelines designed to measure capital and take into consideration the risk inherent in both on-balance-sheet and off-balance-sheet exposures. See Note 6 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
Details of dividends declared and paid are presented in the table below. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions described in Note 6 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

	2026		2025
	Dividends Per Share	Dividend Payout Ratio	Dividends Per Share	Dividend Payout Ratio
1st quarter	$1.00	37.8%	$0.95	41.3%
On March 19, 2026, U.S. bank regulatory agencies jointly issued a Notice of Proposed Rulemaking (“NPR”) that would revise certain elements of the regulatory capital framework applicable to standardized‑approach banking organizations, including Cullen/Frost and Frost Bank. The proposal, which is open for public comment through June 18, 2026, is intended to enhance risk sensitivity while maintaining overall framework simplicity. Key provisions would revise risk weights for corporate and retail loans, introduce more granular loan‑to‑value‑based risk weights for residential mortgages, replace the deduction of mortgage servicing assets with a 250% risk weight, and refine methodologies for calculating exposure amounts and risk‑weighted assets related to counterparty credit risk, securitizations, and synthetic risk transfer transactions, including adjustments to the recognition of credit risk mitigants. We are currently evaluating the potential effects of the proposal on our regulatory capital ratios, capital planning processes, and risk‑weighted assets; however, because the NPR has not been finalized and may change following the comment period, the ultimate impact cannot yet be determined. Based on our preliminary assessment, the proposed recalibration of risk weights for corporate, retail, and residential mortgage exposures would be expected to modestly reduce our total risk‑weighted assets. Management will continue to monitor regulatory developments and assess implications for our capital structure, capital planning, and business strategy.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital levels and provide management with the flexibility to repurchase shares of our common stock opportunistically when management believes the market price undervalues our company. Such plans also provide us with the ability to repurchase shares of common stock to be used to satisfy obligations related to stock compensation awards and thereby mitigate the dilutive effect of such awards. For additional details, see Note 6 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements and Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, each included elsewhere in this report.
Liquidity. As more fully discussed in our 2025 Form 10-K, our liquidity position is continuously monitored, and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding pressures resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity requirements. Our principal source of funding has been customer deposits, supplemented by short-term and long-term borrowings as well as maturities of securities and loan amortization. As of March 31, 2026, we had approximately $6.4 billion held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of March 31, 2026, based upon available, pledgeable collateral, our total borrowing capacity with the FHLB was approximately $7.1 billion. Furthermore, at March 31,

2026, we had approximately $12.8 billion in securities that were available to pledge and could be used to support additional borrowings, as needed, through repurchase agreements or the Federal Reserve discount window. As of March 31, 2026, management is not aware of any events that have occurred that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us on a consolidated basis.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends received from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 6 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At March 31, 2026, Cullen/Frost had liquid assets, primarily consisting of cash on deposit at Frost Bank, totaling $273.0 million.
Accounting Standards Updates
See Note 16 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The disclosures set forth in this item are qualified by, and should be read in conjunction with, the section captioned “Forward-Looking Statements and Factors that Could Affect Future Results” included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, as well as other cautionary statements set forth elsewhere in this report.
Refer to the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2025 Form 10-K. There has been no material change in the types of market risks we face since December 31, 2025.
We utilize an earnings simulation model as the primary quantitative tool to measure interest rate risk associated with changes in market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months. The model measures the impact on net interest income relative to a flat‑rate base‑case scenario under hypothetical interest rate fluctuations over the same period. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing, and the repricing and maturity characteristics of the existing and projected balance sheet. The impact of interest rate derivatives, such as interest rate swaps, caps, and floors, is also included in the model. Other interest rate‑related risks, such as prepayment, basis, and option risk, are also considered.
Our model simulations as of March 31, 2026 indicate that our projected balance sheet is slightly less asset-sensitive compared to our balance sheet as of December 31, 2025. For modeling purposes, as of March 31, 2026, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.3% and 2.5%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in negative variances in net interest income of 0.9% and 2.7%, respectively, relative to the flat-rate case over the next 12 months. For modeling purposes, as of December 31, 2025, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.5% and 3.0%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in negative variances in net interest income of 1.3% and 3.4%, respectively, relative to the flat-rate case over the next 12 months.
We do not currently pay interest on a significant portion of our commercial demand deposits. Whether interest may be paid on these deposits in the future would depend on a variety of factors, some of which are beyond our control. Our March 31, 2026 and December 31, 2025, model simulations did not assume any payment of interest on commercial demand deposits (those not already receiving an earnings credit). Management believes, based on experience during prior interest rate cycles, that it is not likely we will pay interest on these deposits as rates increase.
As of March 31, 2026, the effects of a 200 basis point increase and a 200 basis point decrease in interest rates on our derivative holdings would not result in a material variance in our net interest income.
The effects of hypothetical fluctuations in interest rates on our securities classified as “trading” under ASC Topic 320, “Investments—Debt and Equity Securities,” are not material. Accordingly, separate quantitative disclosure is not presented.
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
Item 1A. Risk Factors
There has been no material change in the risk factors disclosed under Item 1A. of our 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2026. Dollar amounts in thousands.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period (2)
January 1, 2026 to January 31, 2026	72,763	$137.59	72,672	$290,000
February 1, 2026 to February 28, 2026	189,015	140.76	177,830	265,000
March 1, 2026 to March 31, 2026	257,320	136.04	257,251	230,003
Total	519,098		507,753
(1)Includes repurchases made in connection with the vesting of certain stock compensation awards.
(2)On January 28, 2026, Cullen/Frost announced that our board of directors authorized a $300.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period expiring on January 27, 2027.
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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	April 30, 2026	By:	/s/ Daniel J. Geddes
Daniel J. Geddes
Group Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	April 30, 2026	By:	/s/ Matthew B. Henson
Matthew B. Henson
Executive Vice President
and Chief Accounting Officer
(Principal Accounting Officer)