Form 10-Q
period 2026-06-30
CULLEN/FROST BANKERS, INC.
filed 2026-07-30
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2026
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2026, there were 62,148,785 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
June 30, 2026

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2026	December 31, 2025
Assets:
Cash and due from banks	$697,703	$681,325
Interest-bearing deposits	5,769,366	8,183,080
Federal funds sold	125	—
Resell agreements	—	9,650
Total cash and cash equivalents	6,467,194	8,874,055
Securities held to maturity, net of allowance for credit losses of $500 at both June 30, 2026 and December 31, 2025	3,385,507	3,431,179
Securities available for sale, at estimated fair value	18,089,973	15,970,596
Trading account securities	39,153	37,604
Loans, net of unearned discounts	22,975,658	21,891,812
Less: Allowance for credit losses on loans	(283,712)	(281,495)
Net loans	22,691,946	21,610,317
Premises and equipment, net	1,370,184	1,313,225
Accrued interest receivable and other assets	1,837,134	1,804,448
Total assets	$53,881,091	$53,041,424

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$14,583,936	$14,143,815
Interest-bearing deposits	28,750,079	28,774,049
Total deposits	43,334,015	42,917,864
Federal funds purchased	25,500	18,775
Repurchase agreements	4,886,598	4,525,855
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	123,271	123,242
Subordinated notes, net of unamortized issuance costs	99,883	99,804
Accrued interest payable and other liabilities	789,181	782,848
Total liabilities	49,258,448	48,468,388

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 150,000 Series B shares ($1,000 liquidation preference) issued at both June 30, 2026 and December 31, 2025	145,452	145,452
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,404,582 shares issued at both June 30, 2026 and December 31, 2025	644	644
Additional paid-in capital	1,110,911	1,100,327
Retained earnings	4,515,631	4,309,171
Accumulated other comprehensive income (loss), net of tax	(851,660)	(842,951)
Treasury stock, at cost; 2,255,936 shares at June 30, 2026 and 1,117,394 at December 31, 2025	(298,335)	(139,607)
Total shareholders’ equity	4,622,643	4,573,036
Total liabilities and shareholders’ equity	$53,881,091	$53,041,424
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income:
Loans, including fees	$346,216	$344,689	$682,501	$679,297
Securities:
Taxable	127,845	130,127	243,044	246,383
Tax-exempt	67,026	58,041	131,924	112,648
Interest-bearing deposits	53,640	68,740	115,096	148,235
Federal funds sold	36	97	80	137
Resell agreements	—	264	85	375
Total interest income	594,763	601,958	1,172,730	1,187,075
Interest expense:
Deposits	114,558	134,293	222,801	267,461
Federal funds purchased	225	281	444	482
Repurchase agreements	29,361	34,677	57,445	67,096
Junior subordinated deferrable interest debentures	1,727	1,939	3,462	3,884
Subordinated notes	1,164	1,164	2,328	2,328
Total interest expense	147,035	172,354	286,480	341,251
Net interest income	447,728	429,604	886,250	845,824
Credit loss expense	9,767	13,129	16,512	26,199
Net interest income after credit loss expense	437,961	416,475	869,738	819,625
Non-interest income:
Trust and investment management fees	47,643	43,669	95,600	86,600
Service charges on deposit accounts	34,177	29,151	66,334	57,772
Insurance commissions and fees	14,166	13,879	36,241	34,898
Interchange and card transaction fees	6,546	5,619	13,078	11,021
Other charges, commissions, and fees	13,787	13,967	27,055	27,553
Net gain (loss) on securities transactions	—	—	—	(14)
Other	11,962	10,988	26,288	23,454
Total non-interest income	128,281	117,273	264,596	241,284
Non-interest expense:
Salaries and wages	172,955	162,149	339,145	323,006
Employee benefits	35,156	32,826	79,812	74,983
Net occupancy	35,223	34,640	69,976	67,917
Technology, furniture, and equipment	42,564	40,572	84,238	80,690
Deposit insurance	6,305	6,590	13,508	13,774
Other	69,497	70,351	140,707	134,824
Total non-interest expense	361,700	347,128	727,386	695,194
Income before income taxes	204,542	186,620	406,948	365,715
Income taxes	32,483	29,617	63,902	57,790
Net income	172,059	157,003	343,046	307,925
Preferred stock dividends	1,669	1,669	3,338	3,338
Net income available to common shareholders	$170,390	$155,334	$339,708	$304,587

Earnings per common share:
Basic	$2.70	$2.39	$5.35	$4.69
Diluted	2.70	2.39	5.35	4.69
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$172,059	$157,003	$343,046	$307,925
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	90,742	(14,563)	(11,441)	141,069
Change in net unrealized gain on securities transferred to held to maturity	—	—	—	(521)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	14
Total securities available for sale and transferred securities	90,742	(14,563)	(11,441)	140,562
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	209	309	418	619
Total defined-benefit post-retirement benefit plans	209	309	418	619
Other comprehensive income (loss), before tax	90,951	(14,254)	(11,023)	141,181
Deferred tax expense (benefit)	19,100	(2,993)	(2,314)	29,649
Other comprehensive income (loss), net of tax	71,851	(11,261)	(8,709)	111,532
Comprehensive income	$243,910	$145,742	$334,337	$419,457
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Three months ended:
June 30, 2026
Balance at beginning of period	$145,452	$644	$1,105,508	$4,410,863	$(923,511)	$(208,287)	$4,530,669
Net income	—	—	—	172,059	—	—	172,059
Other comprehensive income (loss), net of tax	—	—	—	—	71,851	—	71,851
Stock unit conversions (6,553 shares)	—	—	—	(847)	—	847	—
Stock-based compensation expense recognized in earnings	—	—	5,403	—	—	—	5,403
Purchase of treasury stock (654,955 shares)	—	—	—	—	—	(90,895)	(90,895)
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,669)	—	—	(1,669)
Cash dividends – common stock ($1.03 per share)	—	—	—	(64,775)	—	—	(64,775)
Balance at end of period	$145,452	$644	$1,110,911	$4,515,631	$(851,660)	$(298,335)	$4,622,643

June 30, 2025
Balance at beginning of period	$145,452	$644	$1,079,653	$4,031,422	$(1,129,211)	$(13,800)	$4,114,160
Net income	—	—	—	157,003	—	—	157,003
Other comprehensive income (loss), net of tax	—	—	—	—	(11,261)	—	(11,261)
Stock option exercises/stock unit conversions (36,942 shares)	—	—	—	(1,943)	—	4,191	2,248
Stock-based compensation expense recognized in earnings	—	—	4,832	—	—	—	4,832
Purchase of treasury stock (606 shares)	—	—	—	—	—	(76)	(76)
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,669)	—	—	(1,669)
Cash dividends – common stock ($1.00 per share)	—	—	—	(64,927)	—	—	(64,927)
Balance at end of period	$145,452	$644	$1,084,485	$4,119,886	$(1,140,472)	$(9,685)	$4,200,310
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Six months ended:
June 30, 2026
Balance at beginning of period	$145,452	$644	$1,100,327	$4,309,171	$(842,951)	$(139,607)	$4,573,036
Net income	—	—	—	343,046	—	—	343,046
Other comprehensive income (loss), net of tax	—	—	—	—	(8,709)	—	(8,709)
Stock unit conversions (35,511 shares)	—	—	—	(4,465)	—	4,465	—
Stock-based compensation expense recognized in earnings	—	—	10,584	—	—	—	10,584
Purchase of treasury stock (1,174,053 shares)	—	—	—	—	—	(163,193)	(163,193)
Cash dividends – Series B preferred stock (approximately $22.25 per share which is equivalent to approximately $0.56 per depositary share)	—	—	—	(3,338)	—	—	(3,338)
Cash dividends – common stock ($2.03 per share)	—	—	—	(128,783)	—	—	(128,783)
Balance at end of period	$145,452	$644	$1,110,911	$4,515,631	$(851,660)	$(298,335)	$4,622,643

June 30, 2025
Balance at beginning of period	$145,452	$644	$1,075,572	$3,951,482	$(1,252,004)	$(22,558)	$3,898,588
Net income	—	—	—	307,925	—	—	307,925
Other comprehensive income (loss), net of tax	—	—	—	—	111,532	—	111,532
Stock option exercises/stock unit conversions (140,878 shares)	—	—	—	(9,593)	—	15,549	5,956
Stock-based compensation expense recognized in earnings	—	—	8,913	—	—	—	8,913
Purchase of treasury stock (19,033 shares)	—	—	—	—	—	(2,676)	(2,676)
Cash dividends – Series B preferred stock (approximately $22.25 per share which is equivalent to approximately $0.56 per depositary share)	—	—	—	(3,338)	—	—	(3,338)
Cash dividends – common stock ($1.95 per share)	—	—	—	(126,590)	—	—	(126,590)
Balance at end of period	$145,452	$644	$1,084,485	$4,119,886	$(1,140,472)	$(9,685)	$4,200,310
See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net income	$343,046	$307,925
Adjustments to reconcile net income to net cash from operating activities:
Credit loss expense	16,512	26,199
Deferred tax expense (benefit)	(5,070)	(4,017)
Accretion of loan discounts	(18,028)	(13,718)
Securities premium amortization (discount accretion), net	3,188	20,128
Net (gain) loss on securities transactions	—	14
Depreciation and amortization	44,652	43,734
Net (gain) loss on sale/write-down of assets/foreclosed assets	(201)	(2,374)
Stock-based compensation	10,584	8,913
Net tax benefit from stock-based compensation	296	1,376
Earnings on life insurance policies	(1,946)	(1,882)
Net change in:
Trading account securities	(1,549)	(4,309)
Lease right-of-use assets	13,368	12,887
Accrued interest receivable and other assets	(19,338)	1,530
Accrued interest payable and other liabilities	(95,248)	(551,745)
Net cash from operating activities	290,266	(155,339)
Investing Activities:
Securities held to maturity:
Purchases	—	(1,500)
Maturities, calls and principal repayments	44,136	46,888
Securities available for sale:
Purchases	(11,382,467)	(8,285,846)
Sales	—	38,556
Maturities, calls and principal repayments	9,339,733	6,882,720
Proceeds from sale of loans	—	7,305
Net change in loans	(1,090,725)	(514,111)
Benefits received on life insurance policies	1,573	1,820
Proceeds from sales of premises and equipment	469	38
Purchases of premises and equipment	(98,686)	(67,218)
Proceeds from sales of foreclosed assets	535	15,135
Net cash from investing activities	(3,185,432)	(1,876,213)
Financing Activities:
Net change in deposits	416,151	(1,039,134)
Net change in short-term borrowings	367,468	79,163
Proceeds from stock option exercises	—	5,956
Purchase of treasury stock	(163,193)	(2,676)
Cash dividends paid on preferred stock	(3,338)	(3,338)
Cash dividends paid on common stock	(128,783)	(126,590)
Net cash from financing activities	488,305	(1,086,619)
Net change in cash and cash equivalents	(2,406,861)	(3,118,171)
Cash and cash equivalents at beginning of period	8,874,055	10,234,258
Cash and cash equivalents at end of period	$6,467,194	$7,116,087

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
Cash Flow Reporting. Additional cash flow information was as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for:
Interest	$288,523	$347,183
U.S. federal income taxes, net of refunds received	66,500	63,500
State income/franchise taxes, net of refunds received	1,547	1,806
Significant non-cash transactions:
Unsettled securities transactions	95,471	89,045
Loans foreclosed and transferred to other real estate owned and foreclosed assets	218	—
Loans transferred to loans held for sale	9,421	—
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	6,894	10,623
Accounting Changes, Reclassifications and Restatements. Certain items in prior financial statements have been reclassified, where necessary, to conform to the current presentation.

Note 2 - Securities
Securities - Held to Maturity. A summary of the amortized cost, fair value and allowance for credit losses related to securities held to maturity as of June 30, 2026 and December 31, 2025, is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses	Net Carrying Amount
June 30, 2026
Residential mortgage-backed securities	$1,078,522	$45	$34,564	$1,044,003	$—	$1,078,522
States and political subdivisions	2,305,985	10,296	110,968	2,205,313	(500)	2,305,485
Other	1,500	—	—	1,500	—	1,500
Total	$3,386,007	$10,341	$145,532	$3,250,816	$(500)	$3,385,507
December 31, 2025
Residential mortgage-backed securities	$1,113,474	$5,952	$29,220	$1,090,206	$—	$1,113,474
States and political subdivisions	2,316,705	10,089	123,068	2,203,726	(500)	2,316,205
Other	1,500	—	1	1,499	—	1,500
Total	$3,431,679	$16,041	$152,289	$3,295,431	$(500)	$3,431,179
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. The carrying value of held-to-maturity securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law totaled $1.3 billion at June 30, 2026 and $1.4 billion December 31, 2025. Accrued interest receivable on held-to-maturity securities totaled $36.9 million at June 30, 2026 and $37.2 million at December 31, 2025, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by States and political subdivisions and other securities as of June 30, 2026 and December 31, 2025:

	States and Political Subdivisions
	Not Guaranteed or Pre-Refunded	Guaranteed by the Texas PSF	Guaranteed by Third Party	Pre-Refunded	Total	Other Securities
June 30, 2026
Aaa/AAA	$300,287	$1,457,848	$6,131	$34,809	$1,799,075	$—
Aa/AA	488,492	—	13,580	—	502,072	—
A	4,838	—	—	—	4,838	—
Not rated	—	—	—	—	—	1,500
Total	$793,617	$1,457,848	$19,711	$34,809	$2,305,985	$1,500
December 31, 2025
Aaa/AAA	$300,477	$1,467,646	$6,140	$35,216	$1,809,479	$—
Aa/AA	488,778	—	13,579	—	502,357	—
A	4,869	—	—	—	4,869	—
Not rated	—	—	—	—	—	1,500
Total	$794,124	$1,467,646	$19,719	$35,216	$2,316,705	$1,500
The following table details activity in the allowance for credit losses on held-to-maturity securities during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$500	$310	$500	$310
Credit loss expense (benefit)	—	—	—	—
Ending balance	$500	$310	$500	$310

Securities - Available for Sale. A summary of the amortized cost, fair value and allowance for credit losses related to securities available for sale as of June 30, 2026 and December 31, 2025, is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
June 30, 2026
U.S. Treasury	$3,080,180	$—	$154,229	$—	$2,925,951
Residential mortgage-backed securities	10,558,944	41,866	781,500	—	9,819,310
States and political subdivisions	5,462,850	42,057	202,762	—	5,302,145
Other	42,567	—	—	—	42,567
Total	$19,144,541	$83,923	$1,138,491	$—	$18,089,973
December 31, 2025
U.S. Treasury	$2,604,852	$22	$148,357	$—	$2,456,517
Residential mortgage-backed securities	8,818,139	54,668	751,013	—	8,121,794
States and political subdivisions	5,548,304	29,000	227,447	—	5,349,857
Other	42,428	—	—	—	42,428
Total	$17,013,723	$83,690	$1,126,817	$—	$15,970,596
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At June 30, 2026, all of the securities in our available for sale municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 68.9% are either guaranteed by the Texas Permanent School Fund (“PSF”) or have been pre-refunded. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of available-for-sale securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law totaled $7.8 billion at June 30, 2026 and $6.6 billion at December 31, 2025. Accrued interest receivable on available-for-sale securities totaled $125.6 million at June 30, 2026 and $122.5 million at December 31, 2025, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The table below summarizes, as of June 30, 2026, securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by type of security and length of time in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury	$795,502	$168	$2,130,449	$154,061	$2,925,951	$154,229
Residential mortgage-backed securities	2,922,925	15,554	4,019,978	765,946	6,942,903	781,500
States and political subdivisions	439,689	1,643	2,355,931	201,119	2,795,620	202,762
Total	$4,158,116	$17,365	$8,506,358	$1,121,126	$12,664,474	$1,138,491
As of June 30, 2026, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Contractual Maturities. The following table summarizes the maturity distribution schedule of securities held to maturity and securities available for sale as of June 30, 2026. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
Held To Maturity
Amortized Cost
Residential mortgage-backed securities	$—	$493,666	$11,209	$573,647	$1,078,522
States and political subdivisions	23,902	6,448	117,368	2,158,267	2,305,985
Other	1,500	—	—	—	1,500
Total	$25,402	$500,114	$128,577	$2,731,914	$3,386,007
Estimated Fair Value
Residential mortgage-backed securities	$—	$462,353	$9,647	$572,003	$1,044,003
States and political subdivisions	24,002	6,559	115,957	2,058,795	2,205,313
Other	1,500	—	—	—	1,500
Total	$25,502	$468,912	$125,604	$2,630,798	$3,250,816
Available For Sale
Amortized Cost
U. S. Treasury	$1,443,787	$1,443,038	$—	$193,355	$3,080,180
Residential mortgage-backed securities	27	10,092	1,846	10,546,979	10,558,944
States and political subdivisions	113,475	318,188	472,047	4,559,140	5,462,850
Other	—	—	—	—	42,567
Total	$1,557,289	$1,771,318	$473,893	$15,299,474	$19,144,541
Estimated Fair Value
U. S. Treasury	$1,440,481	$1,346,189	$—	$139,281	$2,925,951
Residential mortgage-backed securities	27	10,085	1,865	9,807,333	9,819,310
States and political subdivisions	113,506	317,509	441,330	4,429,800	5,302,145
Other	—	—	—	—	42,567
Total	$1,554,014	$1,673,783	$443,195	$14,376,414	$18,089,973
Sales of Securities. Sales of available for sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Proceeds from sales	$—	$—	$—	$38,556
Gross realized gains	—	—	—	43
Gross realized losses	—	—	—	(57)
Tax (expense) benefit of securities gains/losses	—	—	—	3
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Premium amortization	$(11,817)	$(15,078)	$(25,351)	$(30,091)
Discount accretion	12,395	4,895	22,163	9,963
Net (premium amortization) discount accretion	$578	$(10,183)	$(3,188)	$(20,128)

Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	June 30, 2026	December 31, 2025
U.S. Treasury	$38,037	$36,650
States and political subdivisions	1,116	954
Total	$39,153	$37,604
Net gains and losses on trading account securities included in other non-interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net gain on sales transactions	$1,255	$1,515	$2,606	$2,788
Net mark-to-market gains (losses)	1	5	(12)	(28)
Net gain (loss) on trading account securities	$1,256	$1,520	$2,594	$2,760
Note 3 - Loans
Loans were as follows:

	June 30, 2026	December 31, 2025
Commercial and industrial	$6,325,658	$6,306,980
Energy:
Production	705,381	767,724
Service	338,407	252,295
Other	89,852	74,650
Total energy	1,133,640	1,094,669
Commercial real estate:
Owner occupied	4,297,680	3,987,913
Non-owner occupied	3,970,141	3,773,028
Construction and land	2,720,755	2,549,869
Total commercial real estate	10,988,576	10,310,810
Consumer real estate:
Home equity lines of credit	1,140,127	1,068,393
Home equity loans	1,045,511	1,035,971
Home improvement loans	862,240	874,148
1-4 family mortgage loans	886,975	594,825
Other	135,129	145,331
Total consumer real estate	4,069,982	3,718,668
Total real estate	15,058,558	14,029,478
Consumer and other	457,802	460,685
Total loans	$22,975,658	$21,891,812
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston, and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of June 30, 2026, there were no concentrations of loans related to any single industry in excess of 10% of total loans. At that date, the largest industry concentrations were related to the energy industry, which totaled 5.0% of total loans, and the automobile dealerships industry, which totaled 4.7% of total loans. As of June 30, 2026, unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.2 billion and $93.7 million, respectively, while unfunded commitments to extend credit and standby letters of credit issued to customers in the automobile dealership industry totaled $560.8 million and $19.8 million, respectively.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not material at June 30, 2026 or December 31, 2025.

Overdrafts. Deposit account overdrafts reported as loans totaled $17.4 million at June 30, 2026 and $13.8 million at December 31, 2025.
Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers, and their affiliates (collectively referred to as “related parties”). Such loans totaled $315.4 million at June 30, 2026 and $316.1 million at December 31, 2025.
Accrued Interest Receivable. Accrued interest receivable on loans totaled $89.3 million at June 30, 2026 and $90.6 million at December 31, 2025, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
Federal Home Loan Bank Blanket Pledge. We have executed a blanket pledge and security agreement with the Federal Home Loan Bank (“FHLB”) under which certain qualifying loans are pledged as collateral for any outstanding borrowings under the agreement. Loans pledged under the blanket agreement totaled $20.8 billion at June 30, 2026 and $19.6 billion at December 31, 2025, though no FHLB borrowings were outstanding as of these dates.
Loans Held for Sale. In June 2026, we transferred certain loans with an aggregate amortized cost of approximately $11.5 million from held-for-investment to held-for-sale in connection with a planned sale of the loans during the third quarter of 2026. Upon transfer, we recognized loan charge-offs to the allowance for credit losses on loans totaling $2.1 million. The resulting loans held for sale totaled $9.4 million and were reported as a component of other assets in the consolidated balance sheet as of June 30, 2026.
Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.
Non-accrual loans, segregated by class of loans, were as follows:

	June 30, 2026		December 31, 2025
	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Loans held for investment:
Commercial and industrial	$23,691	$11,209	$50,659	$26,693
Energy	2,523	1,303	3,023	1,304
Commercial real estate:
Owner occupied	14,183	11,384	7,581	4,782
Non-owner occupied	4,566	4,566	465	465
Construction and land	56,054	563	1,874	202
Consumer real estate	8,876	4,817	6,615	4,486
Consumer and other	257	176	265	184
Total	$110,150	$34,018	$70,482	$38,116
Loans held for sale:
Commercial real estate:
Owner occupied	$2,428	$2,428	$—	$—
Construction and land	139	139	—	—
Total	$2,567	$2,567	$—	$—

The following table presents non-accrual loans as of June 30, 2026, by class and year of origination.

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Loans held for investment:
Commercial and industrial	$421	$644	$2,638	$8,320	$1,550	$2,236	$5,581	$2,301	$23,691
Energy	—	—	—	—	—	1,304	1,219	—	2,523
Commercial real estate:
Owner occupied	—	2,834	—	1,891	4,636	4,328	494	—	14,183
Non-owner occupied	—	—	—	3,651	99	376	—	440	4,566
Construction and land	—	—	563	—	53,929	934	—	628	56,054
Consumer real estate	—	—	144	1,747	—	2,113	1,209	3,663	8,876
Consumer and other	—	—	176	—	—	—	81	—	257
Total	$421	$3,478	$3,521	$15,609	$60,214	$11,291	$8,584	$7,032	$110,150
Loans held for sale:
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$349	$2,079	$—	$—	$2,428
Construction and land	—	—	—	—	—	80	—	59	139
Total	$—	$—	$—	$—	$349	$2,159	$—	$59	$2,567
In the table above, loans reported as 2026 originations as of June 30, 2026 were, for the most part, first originated in years prior to 2026 but were renewed in the current year. Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $1.2 million and $2.3 million for the three and six months ended June 30, 2026, and approximately $1.3 million and $2.7 million for the three and six months ended June 30, 2025.
An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of June 30, 2026, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Loans held for investment:
Commercial and industrial	$20,844	$19,160	$40,004	$6,285,654	$6,325,658	$4,462
Energy	20,586	2,523	23,109	1,110,531	1,133,640	—
Commercial real estate:
Owner occupied	17,965	10,897	28,862	4,268,818	4,297,680	1,034
Non-owner occupied	61,894	4,336	66,230	3,903,911	3,970,141	—
Construction and land	3,220	57,196	60,416	2,660,339	2,720,755	1,142
Consumer real estate	25,205	15,705	40,910	4,029,072	4,069,982	6,932
Consumer and other	5,572	620	6,192	451,610	457,802	363
Total	$155,286	$110,437	$265,723	$22,709,935	$22,975,658	$13,933
Loans held for sale:
Commercial real estate:
Owner occupied	$30	$522	$552	$8,730	$9,282	$—
Construction and land	80	59	139	—	139	—
Total	$110	$581	$691	$8,730	$9,421	$—
Modifications to Borrowers Experiencing Financial Difficulty. From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. The period-end balance of loan modifications, segregated by type of modification, to borrowers experiencing financial difficulty during the six months ended June 30, 2026 and June 30, 2025 are set forth in the table below, regardless of whether such modifications resulted in a new loan. There were no commitments to lend additional funds to these borrowers at June 30, 2026.

	Payment Delay	Percent of Total Class of Loans
June 30, 2026
Commercial real estate:
Non-owner occupied	$54,939	1.4%
	$54,939	0.2
June 30, 2025
Commercial and industrial	$3,101	0.1%
Commercial real estate:
Construction and land	1,876	—
	$4,977	—
The financial effects of the loan modifications made to borrowers experiencing financial difficulty were not material during the six months ended June 30, 2026 and 2025. The loan modifications reported in the table above did not materially impact our determination of the allowance for credit losses on loans during their respective reporting periods.
Information as of June 30, 2026 and June 30, 2025, related to loans modified (by type of modification) in the preceding twelve months, respectively, whereby the borrower was experiencing financial difficulty at the time of modification is set forth in the following table.

	June 30, 2026		June 30, 2025
	Payment Delay	Combination: Payment Delay and Term Extension	Payment Delay	Combination: Payment Delay and Term Extension
Past due in excess of 90 days or on non-accrual status at period-end:
Commercial and industrial	$—	$—	$4,888	$9,911
Commercial real estate:
Construction and land	—	—	1,876	—
	$—	$—	$6,764	$9,911
Charge-offs during the period:
Commercial and industrial	$—	$—	$1,108	$—

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
We utilize a risk grading matrix to assign a risk grade to each of our commercial loans. Loans are graded on a scale of 1 to 14. A description of the general characteristics of the 14 risk grades is set forth in our 2025 Form 10-K. We monitor portfolio credit quality by the weighted-average risk grade of each class of commercial loan. Individual relationship managers, under the oversight of credit administration, review updated financial information for all pass grade loans to reassess the risk grade on at least an annual basis. When a loan has a risk grade of 9, it is still considered a pass grade loan; however, it is considered to be on management’s “watch list,” and where a significant risk-modifying action is anticipated in the near term. When a loan has a risk grade of 10 or higher, a special assets officer monitors the loan on an on-going basis. The following table presents weighted-average risk grades for all commercial loans, by class and year of origination/renewal, as of June 30, 2026.

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Commercial and industrial
Risk grades 1-8	$1,159,581	$1,004,061	$478,473	$200,594	$223,871	$472,403	$2,245,506	$40,455	$5,824,944	6.17
Risk grade 9	39,154	30,237	25,938	4,812	2,375	33,985	46,094	5,182	187,777	9.00
Risk grade 10	6,577	351	18,147	1,280	8,893	9,276	147,715	12,509	204,748	10.00
Risk grade 11	3,436	5,479	13,180	20,125	7,705	15,229	7,460	11,884	84,498	11.00
Risk grade 12	51	354	2,191	7,481	1,115	2,208	960	1,647	16,007	12.00
Risk grade 13	370	290	447	839	435	28	4,621	654	7,684	13.00
	$1,209,169	$1,040,772	$538,376	$235,131	$244,394	$533,129	$2,452,356	$72,331	$6,325,658	6.47
W/A risk grade	6.24	5.89	7.23	7.67	7.18	6.08	6.49	8.61	6.47
Energy
Risk grades 1-8	$200,839	$88,660	$53,637	$7,581	$30,537	$12,555	$640,825	$11,077	$1,045,711	5.82
Risk grade 9	64	14,632	20,730	157	550	—	1,160	743	38,036	9.00
Risk grade 10	—	13,661	—	—	—	—	28,298	1,210	43,169	10.00
Risk grade 11	—	174	—	1,260	2,378	—	—	389	4,201	11.00
Risk grade 12	—	—	—	—	—	1,304	519	—	1,823	12.00
Risk grade 13	—	—	—	—	—	—	700	—	700	13.00
	$200,903	$117,127	$74,367	$8,998	$33,465	$13,859	$671,502	$13,419	$1,133,640	6.12
W/A risk grade	5.86	7.83	7.16	7.95	7.80	5.12	5.66	7.85	6.12
Commercial real estate:
Owner occupied
Risk grades 1-8	$655,571	$655,116	$414,831	$432,766	$565,474	$1,042,450	$36,870	$150,361	$3,953,439	6.83
Risk grade 9	2,554	72,080	5,932	19,824	16,996	14,443	446	13	132,288	9.00
Risk grade 10	—	1,842	9,014	13,513	57,858	7,372	—	—	89,599	10.00
Risk grade 11	909	2,828	1,320	23,937	44,207	31,435	—	3,535	108,171	11.00
Risk grade 12	—	2,234	—	1,891	4,636	4,206	494	—	13,461	12.00
Risk grade 13	—	600	—	—	—	122	—	—	722	13.00
	$659,034	$734,700	$431,097	$491,931	$689,171	$1,100,028	$37,810	$153,909	$4,297,680	7.09
W/A risk grade	6.92	7.15	7.01	7.35	7.47	7.15	6.48	4.89	7.09

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Non-owner occupied
Risk grades 1-8	$580,880	$902,408	$496,011	$456,884	$487,906	$736,134	$95,156	$20,411	$3,775,790	7.02
Risk grade 9	2,452	2,018	30,378	23,350	3,912	7,979	100	—	70,189	9.00
Risk grade 10	1,448	—	—	2,666	—	40,847	—	—	44,961	10.00
Risk grade 11	2,000	1,146	5,011	599	56,912	5,019	3,948	—	74,635	11.00
Risk grade 12	—	—	—	3,651	99	376	—	440	4,566	12.00
Risk grade 13	—	—	—	—	—	—	—	—	—	13.00
	$586,780	$905,572	$531,400	$487,150	$548,829	$790,355	$99,204	$20,851	$3,970,141	7.17
W/A risk grade	7.18	7.11	7.02	7.45	7.57	7.05	6.23	6.26	7.17
Construction and land
Risk grades 1-8	$398,339	$816,998	$684,378	$192,414	$153,463	$24,509	$187,994	$5,417	$2,463,512	7.53
Risk grade 9	8,426	704	8,508	58,824	1,424	—	179	—	78,065	9.00
Risk grade 10	—	11,868	8,500	5,049	—	41,883	12,250	—	79,550	10.00
Risk grade 11	—	2,305	—	40,744	—	525	—	—	43,574	11.00
Risk grade 12	—	—	563	—	52,529	712	—	337	54,141	12.00
Risk grade 13	—	—	—	—	1,400	222	—	291	1,913	13.00
	$406,765	$831,875	$701,949	$297,031	$208,816	$67,851	$200,423	$6,045	$2,720,755	7.80
W/A risk grade	7.43	7.47	7.70	8.34	9.02	8.95	7.75	8.46	7.80
Total commercial real estate	$1,652,579	$2,472,147	$1,664,446	$1,276,112	$1,446,816	$1,958,234	$337,437	$180,805	$10,988,576	7.29
W/A risk grade	7.14	7.24	7.30	7.62	7.73	7.17	7.16	5.17	7.29
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

					Commercial Real Estate
	Commercial and Industrial		Energy		Owner Occupied		Non-owner Occupied		Construction and Land		Total Commercial Real Estate
	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans	W/A Risk Grade	Loans
Risk grades 1-8	6.06	$5,663,146	5.86	$1,010,179	6.77	$3,608,005	6.96	$3,494,323	7.61	$2,319,413	7.05	$9,421,741
Risk grade 9	9.00	384,532	9.00	35,392	9.00	163,132	9.00	75,560	9.00	127,496	9.00	366,188
Risk grade 10	10.00	94,182	10.00	40,813	10.00	64,117	10.00	143,606	10.00	88,400	10.00	296,123
Risk grade 11	11.00	114,461	11.00	5,262	11.00	145,078	11.00	59,074	11.00	12,686	11.00	216,838
Risk grade 12	12.00	34,041	12.00	2,323	12.00	6,859	12.00	465	12.00	1,361	12.00	8,685
Risk grade 13	13.00	16,618	13.00	700	13.00	722	13.00	—	13.00	513	13.00	1,235
Total	6.44	$6,306,980	6.16	$1,094,669	7.08	$3,987,913	7.18	$3,773,028	7.78	$2,549,869	7.29	$10,310,810

Information about the payment status of consumer loans, segregated by portfolio segment and year of origination, as of June 30, 2026, was as follows:

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$115	$603	$2,043	$1,892	$2,916	$4,707	$12,742	$187	$25,205
Past due 90 or more days	—	—	425	2,546	764	3,053	5,011	3,906	15,705
Total past due	115	603	2,468	4,438	3,680	7,760	17,753	4,093	40,910
Current loans	467,536	713,417	579,537	418,859	307,242	424,136	1,107,912	10,433	4,029,072
Total	$467,651	$714,020	$582,005	$423,297	$310,922	$431,896	$1,125,665	$14,526	$4,069,982
Consumer and other:
Past due 30-89 days	$3,062	$89	$135	$163	$31	$72	$1,096	$924	$5,572
Past due 90 or more days	265	9	6	3	—	—	140	197	620
Total past due	3,327	98	141	166	31	72	1,236	1,121	6,192
Current loans	36,882	40,160	11,152	6,445	3,138	2,725	330,454	20,654	451,610
Total	$40,209	$40,258	$11,293	$6,611	$3,169	$2,797	$331,690	$21,775	$457,802
Period-end balances for revolving loans that converted to term during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commercial and industrial	$4,769	$12,234	$12,783	$34,255
Energy	297	2,199	9,151	2,242
Commercial real estate:
Owner occupied	—	55,649	—	110,162
Non-owner occupied	—	5,000	117	5,000
Construction and land	—	—	—	—
Consumer real estate	1,720	667	3,472	1,254
Consumer and other	1,499	2,630	3,953	6,296
Total	$8,285	$78,379	$29,476	$159,209
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2025 Form 10-K, totaled 127.9 at June 30, 2026 and 125.8 at December 31, 2025. A higher TLI value implies more favorable economic conditions.

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
The following table presents details of the allowance for credit losses on loans segregated by loan portfolio segment as of June 30, 2026 and December 31, 2025.

June 30, 2026	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Modeled expected credit losses	$50,143	$5,888	$16,331	$24,993	$6,171	$103,526
Q-Factor and other qualitative adjustments	33,592	2,819	123,539	2,725	4,982	167,657
Specific allocations	7,685	700	2,635	1,428	81	12,529
Total	$91,420	$9,407	$142,505	$29,146	$11,234	$283,712
December 31, 2025
Modeled expected credit losses	$56,114	$7,215	$17,018	$24,390	$5,315	$110,052
Q-Factor and other qualitative adjustments	25,706	3,648	116,857	610	5,350	152,171
Specific allocations	16,619	700	1,235	637	81	19,272
Total	$98,439	$11,563	$135,110	$25,637	$10,746	$281,495
The following table details activity in the allowance for credit losses on loans by portfolio segment for the three and six months ended June 30, 2026 and 2025. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
June 30, 2026
Beginning balance	$98,888	$11,082	$138,042	$27,394	$10,809	$286,215
Credit loss expense (benefit)	(5,668)	(1,748)	6,563	3,628	4,249	7,024
Charge-offs	(2,356)	(17)	(2,103)	(2,424)	(6,726)	(13,626)
Recoveries	556	90	3	548	2,902	4,099
Net (charge-offs) recoveries	(1,800)	73	(2,100)	(1,876)	(3,824)	(9,527)
Ending balance	$91,420	$9,407	$142,505	$29,146	$11,234	$283,712

June 30, 2025
Beginning balance	$94,307	$10,256	$143,177	$18,924	$8,824	$275,488
Credit loss expense (benefit)	4,315	(47)	383	3,821	4,994	13,466
Charge-offs	(4,163)	—	(2,639)	(1,292)	(7,290)	(15,384)
Recoveries	1,025	180	2	254	2,772	4,233
Net (charge-offs) recoveries	(3,138)	180	(2,637)	(1,038)	(4,518)	(11,151)
Ending balance	$95,484	$10,389	$140,923	$21,707	$9,300	$277,803

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Six months ended:
June 30, 2026
Beginning balance	$98,439	$11,563	$135,110	$25,637	$10,746	$281,495
Credit loss expense (benefit)	(3,189)	(2,497)	9,490	6,340	7,341	17,485
Charge-offs	(6,053)	(17)	(2,103)	(3,676)	(13,096)	(24,945)
Recoveries	2,223	358	8	845	6,243	9,677
Net (charge-offs) recoveries	(3,830)	341	(2,095)	(2,831)	(6,853)	(15,268)
Ending balance	$91,420	$9,407	$142,505	$29,146	$11,234	$283,712
June 30, 2025
Beginning balance	$87,569	$9,992	$143,205	$19,106	$10,279	$270,151
Credit loss expense (benefit)	14,496	(85)	2,353	4,250	7,480	28,494
Charge-offs	(8,499)	(52)	(4,639)	(2,250)	(14,134)	(29,574)
Recoveries	1,918	534	4	601	5,675	8,732
Net (charge-offs) recoveries	(6,581)	482	(4,635)	(1,649)	(8,459)	(20,842)
Ending balance	$95,484	$10,389	$140,923	$21,707	$9,300	$277,803
The following table presents year-to-date gross charge-offs by year of origination as of June 30, 2026.

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$—	$621	$246	$142	$532	$187	$3,148	$1,177	$6,053
Energy	—	—	—	—	—	—	—	17	17
Commercial real estate:
Owner occupied	—	37	—	—	257	1,755	—	—	2,049
Non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	21	33	—	54
Consumer real estate	—	—	305	1,014	1,036	272	1,049	—	3,676
Consumer and other	7,720	3,813	124	18	54	—	1,055	312	13,096
Total	$7,720	$4,471	$675	$1,174	$1,879	$2,235	$5,285	$1,506	$24,945
In the table above, $7.7 million of the consumer and other loan charge-offs reported as 2026 originations and $3.7 million of the total reported as 2025 originations were related to deposit overdrafts.
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment, as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial and industrial	$20,876	$7,685	$48,456	$16,619
Energy	2,523	700	3,023	700
Commercial real estate:
Owner occupied	13,688	722	7,069	722
Non-owner occupied	4,091	—	466	—
Construction	56,054	1,913	1,672	513
Consumer real estate	8,121	1,428	6,140	637
Consumer and other	81	81	81	81
Total	$105,434	$12,529	$66,907	$19,272

Note 4 - Deposits
Deposits were as follows:

	June 30, 2026	December 31, 2025
Non-interest-bearing demand deposits	$14,583,936	$14,143,815
Interest-bearing deposits:
Savings and interest checking	9,899,712	10,457,328
Money market accounts	12,256,893	11,889,171
Time accounts	6,593,474	6,427,550
Total interest-bearing deposits	28,750,079	28,774,049
Total deposits	$43,334,015	$42,917,864
The table below presents additional information about our deposits. Public funds in excess of deposit insurance limits are included in the totals for deposits not covered by insurance; however, such deposits are generally fully collateralized by securities.

	June 30, 2026	December 31, 2025
Deposits from foreign sources (primarily Mexico)	$1,268,902	$1,265,896
Non-interest-bearing public funds deposits	429,016	662,354
Interest-bearing public funds deposits	586,913	768,726
Total deposits not covered by deposit insurance	22,779,195	22,286,545
Time deposits not covered by deposit insurance	3,108,330	2,877,253
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
Financial instruments with off-balance-sheet risk were as follows:

	June 30, 2026	December 31, 2025
Commitments to extend credit	$12,588,863	$12,473,653
Standby letters of credit	407,107	394,714
Deferred standby letter of credit fees	2,642	2,740
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

The following table presents activity in the allowance for credit losses on off-balance-sheet credit exposures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$47,582	$49,946	$51,298	$51,904
Credit loss expense (benefit)	2,743	(337)	(973)	(2,295)
Ending balance	$50,325	$49,609	$50,325	$49,609
Lease Commitments. We lease certain office facilities and office equipment under operating leases. The components of total lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of lease right-of-use assets	$9,216	$9,085	$18,398	$18,126
Short-term lease expense	588	239	1,111	573
Non-lease components (including taxes, insurance, common maintenance, etc.)	3,806	3,882	7,719	7,636
Total	$13,610	$13,206	$27,228	$26,335
Right-of-use lease assets totaled $252.7 million at June 30, 2026 and $259.2 million at December 31, 2025, and are reported as a component of premises and equipment on our accompanying consolidated balance sheets. The related lease liabilities totaled $289.5 million at June 30, 2026 and $296.4 million at December 31, 2025, and are reported as a component of accrued interest payable and other liabilities on our accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $9.4 million and $18.8 million during the three and six months ended June 30, 2026, respectively, and $9.4 million and $18.5 million during the three and six months ended June 30, 2025, respectively. There has been no material change in our expected future minimum lease payments since December 31, 2025. See the 2025 Form 10-K for information regarding these commitments.
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
Tier 1 capital includes CET1 and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital included $145.5 million of 4.450% non-cumulative perpetual preferred stock at June 30, 2026 and December 31, 2025, the details of which are further discussed below. Frost Bank did not have any additional Tier 1 capital beyond CET1 at June 30, 2026 or December 31, 2025. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowances for credit losses on securities, loans, and off-balance-sheet credit exposures. Tier 2 capital for Cullen/Frost also includes the permissible portion of qualified subordinated debt (which decreases 20.0% per year during the final five years of the term of the notes), which totaled $20.0 million at December 31, 2025, and trust preferred securities, which totaled $120.0 million at both June 30, 2026 and December 31, 2025. No portion of Cullen/Frost's subordinated notes were permitted as Tier 2 capital at June 30, 2026 as the notes were within one year of maturity.

The following table presents actual and required capital ratios as of June 30, 2026 and December 31, 2025, for Cullen/Frost and Frost Bank under the Basel III Capital Rules. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2025 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Required to be Considered Well- Capitalized (1)
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2026
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$4,663,850	13.95%	$2,340,319	7.00%	N/A	N/A
Frost Bank	4,820,325	14.42	2,339,820	7.00	$2,172,690	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,809,302	14.38	2,841,816	8.50	2,005,988	6.00
Frost Bank	4,820,325	14.42	2,841,210	8.50	2,674,080	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	5,263,839	15.74	3,510,479	10.50	3,343,313	10.00
Frost Bank	5,154,862	15.42	3,509,730	10.50	3,342,600	10.00
Leverage Ratio
Cullen/Frost	4,809,302	9.06	2,124,182	4.00	N/A	N/A
Frost Bank	4,820,325	9.08	2,124,252	4.00	2,655,315	5.00

December 31, 2025
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$4,601,579	14.06%	$2,291,102	7.00%	N/A	N/A
Frost Bank	4,687,844	14.33	2,290,525	7.00	$2,126,916	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,747,031	14.50	2,782,053	8.50	1,963,802	6.00
Frost Bank	4,687,844	14.33	2,781,351	8.50	2,617,742	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	5,220,324	15.95	3,436,653	10.50	3,273,003	10.00
Frost Bank	5,021,137	15.34	3,435,787	10.50	3,272,178	10.00
Leverage Ratio
Cullen/Frost	4,747,031	8.80	2,157,988	4.00	N/A	N/A
Frost Bank	4,687,844	8.69	2,158,485	4.00	2,698,106	5.00
____________________
(1)“Well-capitalized” minimum Common Equity Tier 1 to Risk-Weighted Assets and Leverage Ratio thresholds are defined under the prompt corrective action regulations for insured depository institutions and do not formally apply to bank holding companies.
As of June 30, 2026, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Based on the ratios presented above, capital levels as of June 30, 2026, at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well-capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2026, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
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
Under the 2026 Repurchase Plan, we repurchased 1,162,708 shares at a total cost of $160.0 million (excluding applicable excise taxes) during the six months ended June 30, 2026. We also repurchased 11,345 shares at a total cost of $1.6 million in connection with the vesting of certain share awards during the six months ended June 30, 2026. Repurchases made in connection with the vesting of share awards are not associated with any publicly announced stock repurchase plan. No shares were repurchased under a prior repurchase plan during the six months ended June 30, 2025, though we repurchased 19,033 shares at a total cost of $2.7 million in connection with the vesting of certain share awards during the six months ended June 30, 2025. Under the Basel III Capital Rules, Cullen/Frost may not repurchase or redeem any of its preferred stock or subordinated notes and, in some cases, its common stock without the prior approval of the Federal Reserve Board.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at June 30, 2026, Frost Bank could pay aggregate dividends of up to $772.5 million to Cullen/Frost without prior regulatory approval.
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
During the first quarter of 2026, we entered into and designated a forward‑starting, pay-fixed, receive-variable interest rate swap as a fair value hedge under the portfolio layer method of ASC 815 to mitigate changes in the fair value of a designated hedged layer of a closed portfolio of $500.0 million of fixed-rate, available-for-sale municipal securities attributable solely to changes in the Secured Overnight Financing Rate (“SOFR”), the benchmark interest rate being hedged. Under this designation, changes in the fair value of the swap and the corresponding SOFR-related changes in the fair value of the hedged layer are recognized in interest income on tax-exempt securities, with basis adjustments recorded to the carrying amount of the hedged layer. The cumulative basis adjustments included in the hedged layer totaled $5.3 million at June 30, 2026. The hedge is intended to assist in managing the duration of our securities portfolio as its mix and maturity profile evolve over time. The swap has a notional amount of $500.0 million and a forward start date of January 1, 2028, at which time we will pay a fixed rate of approximately 3.53% and receive a floating rate indexed to SOFR. Changes in the fair value of the hedged layer not attributable to SOFR will continue to be recognized in other comprehensive income, net of tax, or in accordance with other applicable accounting guidance in the case of credit impairment.

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

	June 30, 2026		December 31, 2025
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Securities interest rate swap - assets	$500,000	$410	$—	$—
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	1,565,474	43,439	783,022	34,835
Loan/lease interest rate swaps – liabilities	741,949	(7,539)	1,341,227	(20,598)
Loan/lease interest rate caps – assets	315,142	3,869	251,075	3,230
Customer counterparties:
Loan/lease interest rate swaps – assets	741,949	7,539	1,341,227	20,598
Loan/lease interest rate swaps – liabilities	1,565,474	(43,435)	783,022	(34,835)
Loan/lease interest rate caps – liabilities	315,142	(3,872)	251,075	(3,232)
The weighted-average rates paid and received for active interest rate swaps outstanding at June 30, 2026, were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Non-hedging interest rate swaps – financial institution counterparties	5.20%	5.38%
Non-hedging interest rate swaps – customer counterparties	5.38	5.20
The weighted-average strike rate for outstanding interest rate caps was 4.04% at June 30, 2026.
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

		June 30, 2026		December 31, 2025
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	2,255	$7,871	7,842	$42,594
Oil – liabilities	Barrels	9,388	(42,809)	1,913	(968)
Natural gas – assets	MMBTUs	31,743	10,006	29,288	7,678
Natural gas – liabilities	MMBTUs	3,699	(150)	8,000	(938)
Customer counterparties:
Oil – assets	Barrels	9,430	44,126	1,928	1,091
Oil – liabilities	Barrels	2,214	(7,475)	7,828	(41,265)
Natural gas – assets	MMBTUs	5,821	310	8,000	1,001
Natural gas – liabilities	MMBTUs	29,621	(9,743)	29,288	(7,427)
Foreign Currency Derivatives. We enter into foreign currency derivative contracts that are not designated as hedging instruments to accommodate the business needs of our customers and to mitigate our exposure to foreign currency risk. Upon the origination of a foreign currency derivative contract with a customer, we simultaneously enter into an offsetting contract with a third-party financial institution to mitigate our exposure to fluctuations in foreign currency exchange rates. Because we act as an intermediary for our customers, changes in the fair value of the underlying derivative contracts largely offset each other and do not materially impact our results of operations. We also utilize foreign currency derivative contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on foreign currency holdings and certain short-term, non-U.S. dollar-denominated loans. The fair values of these contracts are estimated utilizing internal valuation methods with observable market data inputs. There were no foreign currency derivative contracts outstanding as of June 30, 2026 or December 31, 2025.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fair value hedge of municipal securities:
Interest income on tax-exempt securities (net ineffective portion of hedge)	$(18)	$—	$10	$—
Non-hedging interest rate derivatives:
Other non-interest income	1,312	733	2,844	1,122
Other non-interest expense	—	—	—	(1)
Non-hedging commodity derivatives:
Other non-interest income	478	937	1,610	2,703
Non-hedging foreign currency derivatives:
Other non-interest income	—	—	4	55
Counterparty Credit Risk. At June 30, 2026, our credit exposure relating to outstanding derivative contracts with bank customers was approximately $39.6 million. This credit exposure is partly mitigated, as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. At June 30, 2026, after consideration of collateral pledged, we had $12.6 million in credit exposure relating to outstanding derivative contracts with upstream financial institution counterparties subject to master netting arrangements. Collateral positions are generally cleared on the next business day, and collateral levels for upstream financial institution counterparties are monitored and adjusted, as necessary. See Note 8 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding these master netting arrangements and related offsetting considerations. At June 30, 2026, we had $20.4 million in cash collateral related to derivative contracts on deposit with other financial institution counterparties.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2026, is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
June 30, 2026
Financial assets:
Derivatives:
Interest rate contracts	$47,718	$—	$47,718
Commodity contracts	17,877	—	17,877
Total derivatives	65,595	—	65,595
Resell agreements	—	—	—
Total	$65,595	$—	$65,595
Financial liabilities:
Derivatives:
Interest rate contracts	$7,539	$—	$7,539
Commodity contracts	42,959	—	42,959
Total derivatives	50,498	—	50,498
Repurchase agreements	4,886,598	—	4,886,598
Total	$4,937,096	$—	$4,937,096

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
June 30, 2026
Financial assets:
Derivatives:
Counterparty H	$21,057	$(15,708)	$(2,660)	$2,689
Counterparty F	14,833	(7,052)	(7,781)	—
Counterparty B	8,137	(8,137)	—	—
Counterparty E	10,999	(2,107)	(8,260)	632
Other counterparties	10,569	(5,198)	(4,323)	1,048
Total derivatives	65,595	(38,202)	(23,024)	4,369
Resell agreements	—	—	—	—
Total	$65,595	$(38,202)	$(23,024)	$4,369
Financial liabilities:
Derivatives:
Counterparty H	$15,708	$(15,708)	$—	$—
Counterparty F	7,052	(7,052)	—	—
Counterparty B	11,030	(8,137)	(2,893)	—
Counterparty E	2,107	(2,107)	—	—
Other counterparties	14,601	(5,198)	(9,310)	93
Total derivatives	50,498	(38,202)	(12,203)	93
Repurchase agreements	4,886,598	—	(4,886,598)	—
Total	$4,937,096	$(38,202)	$(4,898,801)	$93

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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of June 30, 2026 and December 31, 2025, is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
June 30, 2026
Repurchase agreements:
U.S. Treasury	$1,645,403	$—	$—	$—	$1,645,403
Residential mortgage-backed securities	3,241,195	—	—	—	3,241,195
Total borrowings	$4,886,598	$—	$—	$—	$4,886,598
Gross amount of recognized liabilities for repurchase agreements					$4,886,598
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2025
Repurchase agreements:
U.S. Treasury	$1,829,706	$—	$—	$—	$1,829,706
Residential mortgage-backed securities	2,696,149	—	—	—	2,696,149
Total borrowings	$4,525,855	$—	$—	$—	$4,525,855
Gross amount of recognized liabilities for repurchase agreements					$4,525,855
Amounts related to agreements not included in offsetting disclosures above					$—
Note 9 - Stock-Based Compensation
A combined summary of activity in our active stock plans is presented in the table below. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria. As of June 30, 2026, there were 2,113,772 shares remaining available for grant for future stock-based compensation awards.

	Deferred Stock Units Outstanding		Non-Vested Restricted Stock Units Outstanding		Performance Stock Units Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant
Balance, January 1, 2026	61,539	$98.38	586,298	$111.39	219,512	$101.23
Granted	8,190	142.80	2,595	139.91	—	—
Vested	(6,553)	102.22	(2,114)	127.77	(26,844)	130.26
Forfeited	—	—	(7,354)	112.89	(25,683)	130.26
Balance, June 30, 2026	63,176	103.74	579,425	111.62	166,985	91.11
Shares issued in connection with stock compensation awards are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. Shares issued in connection with stock compensation awards along with other related information were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
New shares issued from available authorized shares	—	—	—	—
Shares issued from available treasury stock	6,553	36,942	35,511	140,878
Proceeds from stock option exercises	$—	$2,248	$—	$5,956

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Non-vested stock units	$3,675	$3,442	$7,417	$7,218
Deferred stock units	1,169	1,020	1,169	1,020
Performance stock units	559	370	1,998	675
Total	$5,403	$4,832	$10,584	$8,913
Income tax benefit	$860	$906	$2,202	$2,579
Unrecognized stock-based compensation expense at June 30, 2026 is presented in the table below. Unrecognized stock-based compensation expense related to performance stock units is presented assuming attainment of the maximum payout rate as set forth by the performance criteria.

Non-vested stock units	$21,693
Performance stock units	7,916
Total	$29,609
Note 10 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2025 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$172,059	$157,003	$343,046	$307,925
Less: Preferred stock dividends	1,669	1,669	3,338	3,338
Net income available to common shareholders	170,390	155,334	339,708	304,587
Less: Earnings allocated to participating securities	1,991	1,492	4,108	2,956
Net earnings allocated to common stock	$168,399	$153,842	$335,600	$301,631

Distributed earnings allocated to common stock	$64,013	$64,310	$127,139	$125,377
Undistributed earnings allocated to common stock	104,386	89,532	208,461	176,254
Net earnings allocated to common stock	$168,399	$153,842	$335,600	$301,631

Weighted-average shares outstanding for basic earnings per common share	62,454,716	64,299,943	62,776,317	64,277,718
Dilutive effect of stock compensation	—	51,837	—	62,481
Weighted-average shares outstanding for diluted earnings per common share	62,454,716	64,351,780	62,776,317	64,340,199

Note 11 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected return on plan assets, net of expenses	$(2,487)	$(2,341)	$(4,975)	$(4,683)
Interest cost on projected benefit obligation	1,470	1,655	2,940	3,310
Net amortization and deferral	208	309	417	619
Net periodic expense (benefit)	$(809)	$(377)	$(1,618)	$(754)
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the six months ended June 30, 2026. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2026.
Note 12 - Income Taxes
Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Current income tax expense	$35,327	$32,345	$68,972	$61,807
Deferred income tax expense (benefit)	(2,844)	(2,728)	(5,070)	(4,017)
Income tax expense, as reported	$32,483	$29,617	$63,902	$57,790
Effective tax rate	15.9%	15.9%	15.7%	15.8%
We had a net deferred tax asset totaling $268.5 million at June 30, 2026 and $261.1 million at December 31, 2025. No valuation allowance for deferred tax assets was recorded as of either date, as management believes it is more likely than not that deferred tax assets will be realized through the reversal of existing deferred tax liabilities and the generation of projected future taxable income.
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

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$90,742	$19,056	$71,686	$(14,563)	$(3,058)	$(11,505)
Change in net unrealized gain on securities transferred to held to maturity	—	—	—	—	—	—
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—	—	—
Total securities available for sale and transferred securities	90,742	19,056	71,686	(14,563)	(3,058)	(11,505)
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	209	44	165	309	65	244
Total defined-benefit post-retirement benefit plans	209	44	165	309	65	244
Total other comprehensive income (loss)	$90,951	$19,100	$71,851	$(14,254)	$(2,993)	$(11,261)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(11,441)	$(2,402)	$(9,039)	$141,069	$29,625	$111,444
Change in net unrealized gain on securities transferred to held to maturity	—	—	—	(521)	(109)	(412)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	14	3	11
Total securities available for sale and transferred securities	(11,441)	(2,402)	(9,039)	140,562	29,519	111,043
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	418	88	330	619	130	489
Total defined-benefit post-retirement benefit plans	418	88	330	619	130	489
Total other comprehensive income (loss)	$(11,023)	$(2,314)	$(8,709)	$141,181	$29,649	$111,532

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance at January 1, 2026	$(824,069)	$(18,882)	$(842,951)
Other comprehensive income (loss) before reclassifications	(9,039)	—	(9,039)
Reclassification of amounts included in net income	—	330	330
Net other comprehensive income (loss) during period	(9,039)	330	(8,709)
Balance at June 30, 2026	$(833,108)	$(18,552)	$(851,660)

Balance at January 1, 2025	$(1,230,828)	$(21,176)	$(1,252,004)
Other comprehensive income (loss) before reclassifications	111,032	—	111,032
Reclassification of amounts included in net income	11	489	500
Net other comprehensive income (loss) during period	111,043	489	111,532
Balance at June 30, 2025	$(1,119,785)	$(20,687)	$(1,140,472)

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

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Three months ended:
June 30, 2026
Interest income	$592,937	$1,826	$—	$594,763
Interest expense	144,062	82	2,891	147,035
Net interest income (expense)	448,875	1,744	(2,891)	447,728
Credit loss expense	9,767	—	—	9,767
Net interest income after credit loss expense	439,108	1,744	(2,891)	437,961
Non-interest income:
Trust and investment management fees	—	47,681	(38)	47,643
Service charges on deposit accounts	34,172	5	—	34,177
Insurance commissions and fees	14,166	—	—	14,166
Interchange and card transaction fees	6,546	—	—	6,546
Other charges, commissions and fees	7,944	5,843	—	13,787
Net gain (loss) on securities transactions	—	—	—	—
Other	10,577	1,334	51	11,962
Total non-interest income	73,405	54,863	13	128,281
Non-interest expense:
Salaries and wages	151,014	21,520	421	172,955
Employee benefits	31,023	4,107	26	35,156
Net occupancy	31,280	3,943	—	35,223
Technology, furniture and equipment	40,908	1,604	52	42,564
Deposit insurance	6,296	9	—	6,305
Other	53,052	14,182	2,263	69,497
Total non-interest expense	313,573	45,365	2,762	361,700
Income (loss) before income taxes	198,940	11,242	(5,640)	204,542
Income tax expense (benefit)	31,887	2,361	(1,765)	32,483
Net income (loss)	167,053	8,881	(3,875)	172,059
Preferred stock dividends	—	—	1,669	1,669
Net income (loss) available to common shareholders	$167,053	$8,881	$(5,544)	$170,390
Revenues from (expenses to) external customers	$522,280	$56,607	$(2,878)	$576,009
Average assets (in millions)	$52,541	$76	$9	$52,626

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Three months ended:
June 30, 2025
Interest income	$599,875	$2,083	$—	$601,958
Interest expense	169,150	99	3,105	172,354
Net interest income (expense)	430,725	1,984	(3,105)	429,604
Credit loss expense	13,129	—	—	13,129
Net interest income after credit loss expense	417,596	1,984	(3,105)	416,475
Non-interest income:
Trust and investment management fees	—	43,844	(175)	43,669
Service charges on deposit accounts	29,149	2	—	29,151
Insurance commissions and fees	13,879	—	—	13,879
Interchange and card transaction fees	5,619	—	—	5,619
Other charges, commissions and fees	8,031	5,936	—	13,967
Net gain (loss) on securities transactions	—	—	—	—
Other	9,002	1,928	58	10,988
Total non-interest income	65,680	51,710	(117)	117,273
Non-interest expense:
Salaries and wages	142,089	19,664	396	162,149
Employee benefits	29,244	3,557	25	32,826
Net occupancy	30,893	3,747	—	34,640
Technology, furniture and equipment	39,178	1,344	50	40,572
Deposit insurance	6,579	11	—	6,590
Other	54,412	13,414	2,525	70,351
Total non-interest expense	302,395	41,737	2,996	347,128
Income (loss) before income taxes	180,881	11,957	(6,218)	186,620
Income tax expense (benefit)	28,891	2,511	(1,785)	29,617
Net income (loss)	151,990	9,446	(4,433)	157,003
Preferred stock dividends	—	—	1,669	1,669
Net income (loss) available to common shareholders	$151,990	$9,446	$(6,102)	$155,334
Revenues from (expenses to) external customers	$496,405	$53,694	$(3,222)	$546,877
Average assets (in millions)	$51,117	$65	$9	$51,191

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Six months ended:
June 30, 2026
Interest income	$1,169,269	$3,461	$—	$1,172,730
Interest expense	280,524	166	5,790	286,480
Net interest income (expense)	888,745	3,295	(5,790)	886,250
Credit loss expense	16,512	—	—	16,512
Net interest income after credit loss expense	872,233	3,295	(5,790)	869,738
Non-interest income:
Trust and investment management fees	—	95,813	(213)	95,600
Service charges on deposit accounts	66,324	10	—	66,334
Insurance commissions and fees	36,241	—	—	36,241
Interchange and card transaction fees	13,078	—	—	13,078
Other charges, commissions and fees	15,183	11,872	—	27,055
Net gain (loss) on securities transactions	—	—	—	—
Other	23,589	2,607	92	26,288
Total non-interest income	154,415	110,302	(121)	264,596
Non-interest expense:
Salaries and wages	296,844	41,458	843	339,145
Employee benefits	70,715	9,045	52	79,812
Net occupancy	62,062	7,914	—	69,976
Technology, furniture and equipment	81,000	3,136	102	84,238
Deposit insurance	13,488	20	—	13,508
Other	109,578	27,996	3,133	140,707
Total non-interest expense	633,687	89,569	4,130	727,386
Income (loss) before income taxes	392,961	24,028	(10,041)	406,948
Income tax expense (benefit)	62,010	5,046	(3,154)	63,902
Net income (loss)	330,951	18,982	(6,887)	343,046
Preferred stock dividends	—	—	3,338	3,338
Net income (loss) available to common shareholders	$330,951	$18,982	$(10,225)	$339,708
Revenues from (expenses to) external customers	$1,043,160	$113,597	$(5,911)	$1,150,846
Average assets (in millions)	$52,287	$77	$9	$52,373

	Banking	Frost Wealth Advisors	Non-Banks	Consolidated
Six months ended:
June 30, 2025
Interest income	$1,183,116	$3,959	$—	$1,187,075
Interest expense	334,850	188	6,213	341,251
Net interest income (expense)	848,266	3,771	(6,213)	845,824
Credit loss expense	26,199	—	—	26,199
Net interest income after credit loss expense	822,067	3,771	(6,213)	819,625
Non-interest income:
Trust and investment management fees	—	87,388	(788)	86,600
Service charges on deposit accounts	57,767	5	—	57,772
Insurance commissions and fees	34,898	—	—	34,898
Interchange and card transaction fees	11,021	—	—	11,021
Other charges, commissions and fees	15,437	12,116	—	27,553
Net gain (loss) on securities transactions	(14)	—	—	(14)
Other	20,387	2,951	116	23,454
Total non-interest income	139,496	102,460	(672)	241,284
Non-interest expense:
Salaries and wages	283,181	39,033	792	323,006
Employee benefits	66,582	8,351	50	74,983
Net occupancy	60,629	7,288	—	67,917
Technology, furniture and equipment	77,735	2,852	103	80,690
Deposit insurance	13,750	24	—	13,774
Other	105,240	26,054	3,530	134,824
Total non-interest expense	607,117	83,602	4,475	695,194
Income (loss) before income taxes	354,446	22,629	(11,360)	365,715
Income tax expense (benefit)	56,417	4,752	(3,379)	57,790
Net income (loss)	298,029	17,877	(7,981)	307,925
Preferred stock dividends	—	—	3,338	3,338
Net income (loss) available to common shareholders	$298,029	$17,877	$(11,319)	$304,587
Revenues from (expenses to) external customers	$987,762	$106,231	$(6,885)	$1,087,108
Average assets (in millions)	$50,987	$68	$9	$51,064

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
Financial Assets and Financial Liabilities. The tables below summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2026
Securities available for sale:
U.S. Treasury	$2,925,951	$—	$—	$2,925,951
Residential mortgage-backed securities	—	9,819,310	—	9,819,310
States and political subdivisions	—	5,302,145	—	5,302,145
Other	—	42,567	—	42,567
Trading account securities:
U.S. Treasury	38,037	—	—	38,037
States and political subdivisions	—	1,116	—	1,116
Derivative assets:
Interest rate swaps, caps, and floors	—	55,257	—	55,257
Commodity swaps and options	—	62,313	—	62,313
Derivative liabilities:
Interest rate swaps, caps, and floors	—	54,846	—	54,846
Commodity swaps and options	—	60,177	—	60,177
December 31, 2025
Securities available for sale:
U.S. Treasury	$2,456,517	$—	$—	$2,456,517
Residential mortgage-backed securities	—	8,121,794	—	8,121,794
States and political subdivisions	—	5,349,857	—	5,349,857
Other	—	42,428	—	42,428
Trading account securities:
U.S. Treasury	36,650	—	—	36,650
States and political subdivisions	—	954	—	954
Derivative assets:
Interest rate swaps, caps, and floors	—	58,663	—	58,663
Commodity swaps and options	—	52,364	—	52,364
Derivative liabilities:
Interest rate swaps, caps, and floors	—	58,665	—	58,665
Commodity swaps and options	—	50,598	—	50,598
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

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Level 2	Level 3	Level 2	Level 3
Carrying value before allocations	$61,352	$7,401	$6,691	$15,830
Specific (allocations) reversals of prior allocations	(2,191)	(771)	(528)	(1,921)
Fair value	$59,161	$6,630	$6,163	$13,909
In June 2026, we transferred certain loans with an aggregate amortized cost of approximately $11.5 million from held-for-investment to held-for-sale in connection with a planned sale of the loans during the third quarter of 2026. Upon transfer, the loans were measured at the lower of amortized cost or fair value, resulting in loan charge-offs to the allowance for credit losses on loans totaling $2.1 million. The fair value measurement of the loans utilized Level 3 inputs under the fair value hierarchy of ASC Topic 820 and was primarily based on an independent broker valuation estimate. The resulting loans held for sale totaled $9.4 million and were reported as a component of other assets in the consolidated balance sheet as of June 30, 2026.
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
Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy of ASC 820 utilized to measure fair value, were as follows:

	June 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$6,467,194	$6,467,194	$8,874,055	$8,874,055
Securities held to maturity	3,385,507	3,250,816	3,431,179	3,295,431
Accrued interest receivable	255,130	255,130	256,093	256,093
Level 3 inputs:
Loans, net	22,691,946	22,509,277	21,610,317	21,559,335
Financial liabilities:
Level 2 inputs:
Deposits	43,334,015	43,320,873	42,917,864	42,908,091
Federal funds purchased	25,500	25,500	18,775	18,775
Repurchase agreements	4,886,598	4,886,598	4,525,855	4,525,855
Junior subordinated deferrable interest debentures	123,271	123,712	123,242	123,712
Subordinated notes	99,883	99,832	99,804	100,053
Accrued interest payable	43,694	43,694	45,737	45,737

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
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2025, and the other information included in the 2025 Form 10-K. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or any future period.
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
•Technological changes, including advances in artificial intelligence and quantum computing.
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
In addition, recent military conflict involving the U.S. and Iran, including direct military actions, attacks affecting commercial shipping in and around the Strait of Hormuz, and subsequent retaliatory military strikes, has contributed to heightened geopolitical uncertainty, increased volatility in global financial markets, and significant fluctuations in energy and commodity prices. While diplomatic communications and negotiations may continue, recent statements by U.S. and Iranian officials, including indications that the previously announced ceasefire framework is no longer in effect, have increased the risk of further military escalation and broader regional instability. Ongoing developments in the Middle East, including potential disruptions to maritime trade routes and energy infrastructure, could adversely affect global supply chains, inflation expectations, economic activity, and market conditions. The timing, magnitude, duration, and geographic scope of any further conflict remain highly uncertain and may evolve rapidly in response to military actions, diplomatic developments, government policy decisions, sanctions, and market reactions. Heightened geopolitical uncertainty and volatility in energy markets may influence monetary policy decisions, interest-rate expectations, funding markets, liquidity conditions, foreign-exchange markets, and investor risk sentiment. These factors could adversely affect our funding profile; customer and counterparty credit quality, particularly in sectors sensitive to energy prices, global trade, transportation, manufacturing, and broader economic cycles; and the market value of certain financial instruments. Prolonged market volatility, additional military escalation involving the United States, Iran, or other regional actors, disruptions to global energy supplies or shipping lanes, expanded sanctions, or a deterioration in global economic conditions could negatively impact economic growth, increase borrower stress, reduce business activity, and contribute to higher credit losses and operational risks, including cyber-related incidents, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. We will continue to monitor geopolitical developments and assess their potential impact on our customers, operations, liquidity position, capital levels, market exposures, and overall risk profile, and we may adjust our risk management, liquidity management, capital planning, and business continuity strategies as appropriate.
Furthermore, financial markets, international relations, and global supply chains continue to be affected by evolving U.S. trade policies and practices. While the U.S. Supreme Court's February 20, 2026 ruling that the International Emergency Economic Powers Act ("IEEPA") does not authorize presidential tariff authority invalidated certain tariffs previously imposed under IEEPA, uncertainty remains regarding tariff refunds, related legal and administrative proceedings, and the scope, duration, and economic impact of replacement or additional trade measures adopted under other U.S. trade laws. Ongoing changes in U.S. trade policy, including the imposition, modification, suspension, or expansion of tariffs and other trade restrictions, may affect customer cash flows, business confidence, capital investment decisions, supply chain strategies, commodity prices, inflation expectations, and market volatility. These developments may increase our exposure to operational, credit, market, liquidity, and compliance risks. Customers with significant exposure to international trade, manufacturing, transportation, agriculture, retail, or other sectors sensitive to global trade and supply chain conditions may experience financial stress, reduced profitability, or weakened operating performance. Trade policy developments may also contribute to volatility in interest rates, foreign exchange markets, and asset valuations. If these developments adversely affect borrower financial condition, market stability, economic growth, or broader business activity, they could have a material adverse effect on our business, financial condition, results of operations, and prospects. We will continue to monitor trade policy developments and adjust our risk management, liquidity management, and capital planning strategies as appropriate.
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

Results of Operations
Net income available to common shareholders totaled $170.4 million, or $2.70 per diluted common share, and $339.7 million, or $5.35 per diluted common share, for the three and six months ended June 30, 2026, respectively, compared to $155.3 million, or $2.39 per diluted common share, and $304.6 million, or $4.69 per diluted common share for the three and six months ended June 30, 2025, respectively.
Selected data for the comparable periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Taxable-equivalent net interest income	$470,066	$450,558	$930,858	$886,963
Taxable-equivalent adjustment	22,338	20,954	44,608	41,139
Net interest income	447,728	429,604	886,250	845,824
Credit loss expense	9,767	13,129	16,512	26,199
Net interest income after credit loss expense	437,961	416,475	869,738	819,625
Non-interest income	128,281	117,273	264,596	241,284
Non-interest expense	361,700	347,128	727,386	695,194
Income before income taxes	204,542	186,620	406,948	365,715
Income taxes	32,483	29,617	63,902	57,790
Net income	172,059	157,003	343,046	307,925
Preferred stock dividends	1,669	1,669	3,338	3,338
Net income available to common shareholders	$170,390	$155,334	$339,708	$304,587
Earnings per common share – basic	$2.70	$2.39	$5.35	$4.69
Earnings per common share – diluted	2.70	2.39	5.35	4.69
Dividends per common share	1.03	1.00	2.03	1.95
Return on average assets	1.30%	1.22%	1.31%	1.20%
Return on average common equity	15.41	15.64	15.28	15.59
Average shareholders’ equity to average assets	8.71	8.07	8.84	8.00
Net income available to common shareholders increased $15.1 million, or 9.7%, for the three months ended June 30, 2026 and increased $35.1 million, or 11.5%, for the six months ended June 30, 2026, compared to the same periods in 2025. The increase during the three months ended June 30, 2026 was primarily the result of an $18.1 million increase in net interest income, an $11.0 million increase in non-interest income, and a $3.4 million decrease in credit loss expense partly offset by a $14.6 million increase in non-interest expense and a $2.9 million increase in income tax expense. The increase during the six months ended June 30, 2026 was primarily the result of a $40.4 million increase in net interest income, a $23.3 million increase in non-interest income, and a $9.7 million decrease in credit loss expense partly offset by a $32.2 million increase in non-interest expense and a $6.1 million increase in income tax expense.
Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 77.0% of total revenue during the first six months of 2026. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities affect net interest income and net interest margin.
The Federal Reserve influences market interest rates, including the deposit and loan rates offered by many financial institutions. As of June 30, 2026, approximately 40.4% of our loans had a fixed interest rate, while the remaining loans had floating interest rates that were primarily tied to a benchmark developed by the American Financial Exchange, the Secured Overnight Financing Rate (“SOFR”) (approximately 39.6%); the prime interest rate (approximately 18.6%); or the American Interbank Offered Rate (“AMERIBOR”) (approximately 1.4%). Certain other loans are tied to other indices; however, such loans represent an immaterial portion of our loan portfolio as of June 30, 2026.
Select average market rates for the periods indicated are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Federal funds target rate upper bound	3.75%	4.50%	3.75%	4.50%
Effective federal funds rate	3.63	4.33	3.64	4.33
Interest on reserve balances at the Federal Reserve	3.65	4.40	3.65	4.40
Prime	6.75	7.50	6.75	7.50
AMERIBOR Term-30(1)	3.79	4.40	3.78	4.39
AMERIBOR Term-90(1)	3.91	4.45	3.87	4.44
1-Month Term SOFR(2)	3.64	4.32	3.65	4.32
3-Month Term SOFR(2)	3.67	4.30	3.67	4.30
____________________
(1)AMERIBOR Term-30 and AMERIBOR Term-90 are published by the American Financial Exchange.
(2)1-Month Term SOFR and 3-Month Term SOFR market data are the property of Chicago Mercantile Exchange, Inc., or its licensors as applicable. All rights reserved, or otherwise licensed by Chicago Mercantile Exchange, Inc.
As of June 30, 2026, the target range for the federal funds rate was 3.50% to 3.75%. In June 2026, the Federal Reserve released projections whereby the midpoint of the projected appropriate target range for the federal funds rate would rise to 3.8% by the end of 2026 and subsequently decrease to 3.6% by the end of 2027. While there can be no assurance that any increases or decreases in the federal funds rate will occur, these projections imply up to a 25 basis point increase in the federal funds rate during the remainder of 2026, followed by a 25 basis point decrease in 2027.
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

	Quarter To Date			Quarter To Date
	June 30, 2026			June 30, 2025
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$5,808,427	$53,640	3.65%	$6,169,238	$68,740	4.41%
Federal funds sold	3,574	36	3.97	8,153	97	4.71
Resell agreements	3	—	—	22,735	264	4.59
Securities:
Taxable	13,587,162	127,845	3.51	13,763,511	130,127	3.48
Tax-exempt	7,061,281	87,454	4.87	6,637,798	76,990	4.48
Total securities	20,648,443	215,299	3.96	20,401,309	207,117	3.79
Loans, net of unearned discounts	22,621,553	348,126	6.17	21,062,552	346,694	6.60
Total Earning Assets and Average Rate Earned	49,082,000	617,101	4.92	47,663,987	622,912	5.07
Cash and due from banks	545,081			571,649
Allowance for credit losses on loans and securities	(287,770)			(277,367)
Premises and equipment, net	1,352,679			1,278,326
Accrued interest and other assets	1,933,730			1,953,930
Total Assets	$52,625,720			$51,190,525

Liabilities:
Non-interest-bearing demand deposits	14,027,491			13,788,307
Interest-bearing deposits:
Savings and interest checking	9,938,002	3,756	0.15	9,920,031	5,957	0.24
Money market deposit accounts	12,145,498	58,253	1.92	11,518,079	65,397	2.28
Time accounts	6,508,901	52,549	3.24	6,533,855	62,939	3.86
Total interest-bearing deposits	28,592,401	114,558	1.61	27,971,965	134,293	1.93
Total deposits	42,619,892		1.08	41,760,272		1.29
Federal funds purchased	24,350	225	3.66	25,419	281	4.37
Repurchase agreements	4,379,020	29,361	2.65	4,250,484	34,677	3.23
Junior subordinated deferrable interest debentures	123,265	1,727	5.60	123,208	1,939	6.30
Subordinated notes	99,868	1,164	4.69	99,711	1,164	4.69
Total Interest-Bearing Funds and Average Rate Paid	33,218,904	147,035	1.77	32,470,787	172,354	2.12
Accrued interest and other liabilities	797,898			802,767
Total Liabilities	48,044,293			47,061,861
Shareholders’ Equity	4,581,427			4,128,664
Total Liabilities and Shareholders’ Equity	$52,625,720			$51,190,525
Net interest income		$470,066			$450,558
Net interest spread			3.15%			2.95%
Net interest income to total average earning assets			3.75%			3.67%

	Year To Date			Year To Date
	June 30, 2026			June 30, 2025
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$6,277,661	$115,096	3.65%	$6,700,718	$148,235	4.40%
Federal funds sold	4,000	80	3.98	5,759	137	4.72
Resell agreements	4,161	85	4.06	16,229	375	4.60
Securities:
Taxable	13,169,309	243,044	3.45	13,327,315	246,383	3.38
Tax-exempt	7,083,477	172,595	4.80	6,568,143	149,777	4.43
Total securities	20,252,786	415,639	3.91	19,895,458	396,160	3.71
Loans, net of unearned discounts	22,317,846	686,438	6.20	20,926,267	683,307	6.58
Total Earning Assets and Average Rate Earned	48,856,454	1,217,338	4.90	47,544,431	1,228,214	5.03
Cash and due from banks	572,185			590,495
Allowance for credit losses on loans and securities	(285,400)			(274,189)
Premises and equipment, net	1,338,214			1,267,947
Accrued interest and other assets	1,891,202			1,935,747
Total Assets	$52,372,655			$51,064,431

Liabilities:
Non-interest-bearing demand deposits	13,986,010			13,793,243
Interest-bearing deposits:
Savings and interest checking	9,986,838	7,631	0.15	9,944,620	11,962	0.24
Money market deposit accounts	12,023,350	113,428	1.90	11,475,456	129,300	2.27
Time accounts	6,427,719	101,742	3.19	6,496,033	126,199	3.92
Total interest-bearing deposits	28,437,907	222,801	1.58	27,916,109	267,461	1.93
Total deposits	42,423,917		1.06	41,709,352		1.29
Federal funds purchased	24,269	444	3.64	21,863	482	4.39
Repurchase agreements	4,269,936	57,445	2.68	4,199,021	67,096	3.18
Junior subordinated deferrable interest debentures	123,258	3,462	5.59	123,200	3,884	6.27
Subordinated notes	99,848	2,328	4.69	99,692	2,328	4.69
Total Interest-Bearing Funds and Average Rate Paid	32,955,218	286,480	1.75	32,359,885	341,251	2.12
Accrued interest and other liabilities	802,597			825,991
Total Liabilities	47,743,825			46,979,119
Shareholders’ Equity	4,628,830			4,085,312
Total Liabilities and Shareholders’ Equity	$52,372,655			$51,064,431
Net interest income		$930,858			$886,963
Net interest spread			3.15%			2.91%
Net interest income to total average earning assets			3.75%			3.63%

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

	Three Months Ended
	June 30, 2026 vs. June 30, 2025
	Increase (Decrease) Due to Change in
	Rate	Volume	Total
Interest-bearing deposits	$(11,274)	$(3,826)	$(15,100)
Federal funds sold	(13)	(48)	(61)
Resell agreements	(132)	(132)	(264)
Securities:
Taxable	1,154	(3,436)	(2,282)
Tax-exempt	6,911	3,553	10,464
Loans, net of unearned discounts	(23,414)	24,846	1,432
Total earning assets	(26,768)	20,957	(5,811)
Savings and interest checking	(2,212)	11	(2,201)
Money market deposit accounts	(10,629)	3,485	(7,144)
Time accounts	(10,148)	(242)	(10,390)
Federal funds purchased	(44)	(12)	(56)
Repurchase agreements	(6,326)	1,010	(5,316)
Junior subordinated deferrable interest debentures	(213)	1	(212)
Subordinated notes	—	—	—
Total interest-bearing liabilities	(29,572)	4,253	(25,319)
Net change	$2,804	$16,704	$19,508

	Six Months Ended
	June 30, 2026 vs. June 30, 2025
	Increase (Decrease) Due to Change in
	Rate	Volume	Total
Interest-bearing deposits	$(24,182)	$(8,957)	$(33,139)
Federal funds sold	(19)	(38)	(57)
Resell agreements	(40)	(250)	(290)
Securities:
Taxable	4,990	(8,329)	(3,339)
Tax-exempt	13,015	9,803	22,818
Loans, net of unearned discounts	(41,104)	44,235	3,131
Total earning assets	(47,340)	36,464	(10,876)
Savings and interest checking	(4,383)	52	(4,331)
Money market deposit accounts	(21,896)	6,024	(15,872)
Time accounts	(23,150)	(1,307)	(24,457)
Federal funds purchased	(87)	49	(38)
Repurchase agreements	(10,752)	1,101	(9,651)
Junior subordinated deferrable interest debentures	(424)	2	(422)
Subordinated notes	—	—	—
Total interest-bearing liabilities	(60,692)	5,921	(54,771)
Net change	$13,352	$30,543	$43,895
Taxable-equivalent net interest income for the three months ended June 30, 2026 increased $19.5 million, or 4.3%, while taxable-equivalent net interest income for the six months ended June 30, 2026 increased $43.9 million, or 4.9%, compared to the same periods in 2025.
The increases in taxable-equivalent net interest income during the three and six months ended June 30, 2026 were primarily attributable to lower average costs of interest-bearing deposit accounts and repurchase agreements, as well as increases in the average volumes of loans and tax-exempt securities and higher average tax-equivalent yields on taxable and tax-exempt securities. These favorable variances were partially offset by lower average yields on loans, lower average yields on and volumes of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), lower average volumes of taxable securities, and higher average volumes of interest-bearing deposit accounts, among other things.
As a result of the aforementioned fluctuations, the taxable-equivalent net interest margin increased 8 basis points from 3.67% during the three months ended June 30, 2025 to 3.75% during the three months ended June 30, 2026 while the taxable-equivalent net interest margin increased 12 basis points from 3.63% during the six months ended June 30, 2025 to 3.75% during the six months ended June 30, 2026.
The average volume of interest-earning assets for the three months ended June 30, 2026 increased $1.4 billion while the average volume of interest-earning assets for the six months ended June 30, 2026 increased $1.3 billion compared to the same periods in 2025. The increase in the average volume of interest-earning assets during the three months ended June 30, 2026 was primarily related to a $1.6 billion increase in average loans, and a $423.5 million increase in average tax-exempt securities, partly offset by a $360.8 million decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and a $176.3 million decrease in average taxable securities, among other things. The average taxable-equivalent yield on interest-earning assets decreased 15 basis points from 5.07% during the three months ended June 30, 2025 to 4.92% during the three months ended June 30, 2026.
The increase in the average volume of interest-earning assets during the six months ended June 30, 2026 was primarily related to a $1.4 billion increase in average loans and a $515.3 million increase in average tax-exempt securities partly offset by a $423.1 million decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and a $158.0 million decrease in average taxable securities, among other things. The average taxable-equivalent yield on interest-earning assets decreased 13 basis points from 5.03% during the six months ended June 30, 2025 to 4.90% during the six months ended June 30, 2026. The average taxable-equivalent yields on interest-earning assets during comparable periods were impacted by changes in market interest rates (as noted in the table above) and changes in the volumes and relative mixes of interest-earning assets.
The average taxable-equivalent yield on loans decreased 43 basis points from 6.60% during the three months ended June 30, 2025 to 6.17% during the three months ended June 30, 2026 while the average taxable-equivalent yield on loans decreased 38 basis points from 6.58% during the six months ended June 30, 2025 to 6.20% during the six months ended June 30, 2026. The average taxable-equivalent yield on loans during the three and six months ended June 30, 2026 were impacted by decreases in market interest rates (as noted in the table above). The average volume of loans for the three months ended June 30, 2026 increased $1.6 billion, or 7.4%, while the average volume of loans for the six months ended June 30, 2026 increased $1.4 billion, or 6.6%, compared to the same periods in 2025. Loans made up approximately 46.1% and 45.7% of average interest-earning assets during the three and six months ended June 30, 2026, compared to 44.2% and 44.0% during the same respective periods in 2025. The increases were primarily related to the use of available funds to originate loans.
The average taxable-equivalent yield on securities was 3.96% during the three months ended June 30, 2026, increasing 17 basis points from 3.79% during the three months ended June 30, 2025 while the average taxable-equivalent yield on securities was 3.91% during the six months ended June 30, 2026, increasing 20 basis points from 3.71% during the six months ended June 30, 2025. The average yield on taxable securities was 3.51% during the three months ended June 30, 2026, increasing 3 basis points from 3.48% during the same period in 2025 while the average yield on taxable securities was 3.45% during the six months ended June 30, 2026, increasing 7 basis points from 3.38% during the same period in 2025. The average taxable-equivalent yield on tax-exempt securities was 4.87% during the three months ended June 30, 2026, increasing 39 basis points from 4.48% during the same period in 2025 while the average taxable-equivalent yield on tax-exempt securities was 4.80% during the six months ended June 30, 2026, increasing 37 basis points from 4.43% during the same period in 2025.
Tax-exempt securities made up approximately 34.2% and 35.0% of total average securities during the three and six months ended June 30, 2026, compared to 32.5% and 33.0% during the same respective periods in 2025. The average volume of total securities during the three months ended June 30, 2026 increased $247.1 million, or 1.2%, compared to the same period in 2025 while the average volume of total securities during the six months ended June 30, 2026 increased $357.3 million, or 1.8%, compared to the same period in 2025. Securities made up approximately 42.1% and 41.5% of average interest-earning assets during the three and six months ended June 30, 2026, compared to 42.8% and 41.9% during the same respective periods in 2025.
Average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) for the three months ended June 30, 2026 decreased $360.8 million, or 5.8%, compared to the same period in 2025 while average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) for the six months ended June 30, 2026 decreased $423.1 million, or 6.3%, compared to the same period in 2025. Interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) made up approximately 11.8% and 12.8% of average interest-earning assets during the three and six months ended June 30, 2026, compared to 12.9% and 14.1% during the same respective periods in 2025. The decreases during the three and six months ended June 30, 2026 were primarily related to the reinvestment of amounts held in an interest-bearing account at the Federal Reserve into loans and securities. The average yields on interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) were 3.65% during both the three and six months ended June 30, 2026, compared to 4.41% and 4.40% during the same respective periods in 2025. The average yields on interest-bearing deposits during the three and six months ended June 30, 2026 were impacted by lower average interest rates paid on reserves held at the Federal Reserve, compared to the same periods in 2025.
The average rate paid on interest-bearing liabilities was 1.77% during the three months ended June 30, 2026, decreasing 35 basis points from 2.12% during the same period in 2025 while the average rate paid on interest-bearing liabilities was 1.75% during the six months ended June 30, 2026, decreasing 37 basis points from 2.12% during the same period in 2025. Average deposits increased $859.6 million, or 2.1%, during the three months ended June 30, 2026, compared to the same period in 2025 and included a $620.4 million increase in average interest-bearing deposits and a $239.2 million increase in average non-interest-bearing deposits. Average deposits increased $714.6 million, or 1.7%, during the six months ended June 30, 2026, compared to the same period in 2025 and included a $521.8 million increase in average interest-bearing deposits and a $192.8 million increase in average non-interest-bearing deposits. The ratios of average interest-bearing deposits to total average deposits were 67.1% and 67.0% during the three and six months ended June 30, 2026, compared to 67.0% and 66.9% during the same respective periods in 2025. The average cost of deposits is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing deposits. The average costs of interest-bearing deposits and total deposits were 1.61% and 1.08%, respectively, during the three months ended June 30, 2026, compared to 1.93% and 1.29%, respectively, during the same period in 2025. The average costs of interest-bearing deposits and total deposits were 1.58% and 1.06%, respectively, during the six months ended June 30, 2026, compared to 1.93% and 1.29%, respectively, during the same period in 2025. The average costs of deposits during 2026 were impacted by decreases in the interest rates we pay on our interest-bearing deposit products as a result of decreases in market interest rates.
Our net interest spreads, which represent the difference between the average yields earned on earning assets and the average rates paid on interest-bearing liabilities, were 3.15% during both the three and six months ended June 30, 2026, compared to 2.95% and 2.91% during the same respective periods in 2025. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment, including from new financial technology competitors, and the availability of alternative investment options. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Credit loss expense (benefit) related to:
Loans	$7,024	$13,466	$17,485	$28,494
Off-balance-sheet credit exposures	2,743	(337)	(973)	(2,295)
Securities held to maturity	—	—	—	—
Total	$9,767	$13,129	$16,512	$26,199
See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet credit exposures.

Non-Interest Income
Total non-interest income for the three and six months ended June 30, 2026 increased $11.0 million, or 9.4%, and $23.3 million, or 9.7%, respectively, compared to the same periods in 2025. Changes in the various components of non-interest income are discussed in more detail below.
Trust and Investment Management Fees. Trust and investment management fees increased $4.0 million, or 9.1%, for the three months ended June 30, 2026 and $9.0 million, or 10.4%, for the six months ended June 30, 2026, compared to the same respective periods in 2025. Investment management fees, the most significant component of trust and investment management fees, represented approximately 82.2% and 80.9% of total trust and investment management fees during the first six months of 2026 and 2025, respectively. The increases in trust and investment management fees during the three and six months ended June 30, 2026 were primarily related to increases in investment management fees (up $4.2 million and $8.5 million, respectively). Trust and investment management fees during the six months ended June 30, 2026 were also impacted by a one-time, $1.3 million administrative fee associated with a large trust account. Investment management fees are generally based on the market value of assets within an account and are therefore sensitive to volatility in the equity and bond markets. The increases in investment management fees during the three and six months ended June 30, 2026 were partly related to higher average equity valuations on managed accounts during 2026 relative to 2025 as well as growth in the number of accounts. Investment management fees during the six months ended June 30, 2026 were also positively impacted by variation in the timing of certain court-approved fees associated with a large guardianship trust.
At June 30, 2026, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (50.1% of assets), fixed income securities (29.4% of assets), alternative investments (8.6% of assets) and cash equivalents (6.6% of assets). The estimated fair value of these assets was $52.9 billion (including managed assets of $27.8 billion and custody assets of $25.2 billion) at June 30, 2026, compared to $51.0 billion (including managed assets of $26.7 billion and custody assets of $24.3 billion) at December 31, 2025 and $50.9 billion (including managed assets of $25.8 billion and custody assets of $25.1 billion) at June 30, 2025.
Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and six months ended June 30, 2026 increased $5.0 million, or 17.2%, and increased $8.6 million, or 14.8%, respectively, compared to the same periods in 2025. The increase during the three months ended June 30, 2026 was primarily related to increases in commercial service charges (up $2.8 million), and overdraft charges on consumer and commercial accounts (up $1.7 million and $360 thousand, respectively). The increase during the six months ended June 30, 2026, was primarily related to increases in commercial service charges (up $5.0 million) and overdraft charges on consumer and commercial accounts (up $3.0 million and $445 thousand, respectively). The increases in commercial service charges during the three and six months ended June 30, 2026 were partly related to increases in billable services related to analyzed treasury management accounts combined with the effect of a lower average earnings credit rate applied to deposits maintained by treasury management customers which resulted in customers paying for more of their services through fees rather than with earnings credits applied to their deposit balances. The increases in commercial service charges were also partly related to increases in service fees on non-analyzed accounts. Overdraft charges totaled $16.7 million ($13.0 million consumer and $3.7 million commercial) during the three months ended June 30, 2026, compared $14.7 million ($11.4 million consumer and $3.3 million commercial) during the same period in 2025. Overdraft charges totaled $32.3 million ($25.0 million consumer and $7.3 million commercial) during the six months ended June 30, 2026, compared to $28.9 million ($22.1 million consumer and $6.8 million commercial) during the same period in 2025. The increases in overdraft charges during the three and six months ended June 30, 2026 were impacted by higher volumes of fee-assessed overdrafts relative to 2025, in part due to growth in the number of accounts.
Insurance Commissions and Fees. Insurance commissions and fees for the three and six months ended June 30, 2026 increased $287 thousand, or 2.1%, and $1.3 million, or 3.8%, respectively, compared to the same periods in 2025.
The increase during the three months ended June 30, 2026 was primarily related to increases in property and casualty commissions (up $181 thousand), primarily related to commercial lines, and contingent income (up $102 thousand). The increase during the six months ended June 30, 2026 was primarily related to increases in benefit plan commissions (up $1.2 million) and contingent income (up $553 thousand), partly offset by a decrease in life insurance commissions (down $538 thousand). The increase in benefit plan commissions was primarily due to an increase in business volumes combined with premium and exposure rate increases within the existing customer base. The decrease in life insurance commissions was primarily related to a decrease in business volumes.
Contingent income totaled $687 thousand and $5.2 million during the three and six months ended June 30, 2026, respectively, compared to $585 thousand and $4.6 million during the same respective periods in 2025. Contingent income primarily consists of amounts received from various property and casualty insurance carriers related to portfolio growth and the loss performance of insurance policies previously placed. These performance-related contingent payments are seasonal in nature and are mostly received during the first quarter of each year. Performance-related contingent income totaled $4.0 million during the six months ended June 30, 2026 and $3.6 million during the six months ended June 30, 2025. Contingent income also includes amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. This benefit plan related contingent income totaled $465 thousand and $1.1 million during the three and six months ended June 30, 2026, respectively, compared to $512 thousand and $1.0 million during the same respective periods in 2025.
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
Net interchange and card transaction fees for the three and six months ended June 30, 2026 increased $927 thousand, or 16.5%, and increased $2.1 million, or 18.7%, respectively, compared to the same periods in 2025. These increases were primarily due to increased card transaction volumes. A comparison of gross and net interchange and card transaction fees for the reported periods is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income from card transactions	$11,997	$10,934	$23,281	$21,161
ATM service fees	886	899	1,682	1,733
Gross interchange and card transaction fees	12,883	11,833	24,963	22,894
Network costs	6,337	6,214	11,885	11,873
Net interchange and card transaction fees	$6,546	$5,619	$13,078	$11,021
Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of up to 1 cent per transaction is permitted if the card issuer develops and implements policies and procedures reasonably designed to meet specified fraud-prevention standards. Federal Reserve rules governing routing and network exclusivity also require issuers to enable at least two unaffiliated networks for routing transactions on each debit or prepaid card product. In August 2025, the U.S. District Court for the District of North Dakota vacated the Federal Reserve's current interchange fee rule but stayed the effect of its ruling pending appeal. As a result, the current interchange fee framework remains in effect while the litigation proceeds. The outcome of this litigation could result in changes to the regulation of debit card interchange fees which could have a significant and adverse effect on the fees banks can charge on debit card transactions.
In October 2023, the Federal Reserve issued a proposal that would reduce the maximum permissible interchange fee for an electronic debit transaction to the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction, while increasing the maximum fraud-prevention adjustment from 1.0 cent to 1.3 cents. The proposal would also establish a framework for updating the interchange fee cap every two years based on issuer cost data collected by the Federal Reserve from large debit card issuers. Had the proposed interchange fee cap been in effect during the reported periods, interchange and debit card transaction fees would have been approximately 30% lower. The comment period for the proposal ended in May 2024. As of June 30, 2026, the Federal Reserve had not adopted a final rule implementing the proposal. Accordingly, the extent to which any future changes to the interchange fee cap may affect the Company's revenues cannot be determined at this time.
Other Charges, Commissions, and Fees. Other charges, commissions, and fees for the three and six months ended June 30, 2026 decreased $180 thousand, or 1.3%, and $498 thousand, or 1.8%, compared to the same respective periods in 2025. The decreases during the three and six months ended June 30, 2026 were primarily related to decreases in income from the placement of annuities (down $556 thousand and $856 thousand, respectively) and commitment fees on unused lines of credit (down $274 thousand and $410 thousand, respectively), among other things. These decreases were partially offset by increases in income from the placement of mutual funds (up $474 thousand and $736 thousand, respectively), among other things.
Net Gain/Loss on Securities Transactions. There were no sales of securities during the six months ended June 30, 2026. During the six months ended June 30, 2025, we sold certain available-for-sale securities with amortized costs totaling $40.1 million and realized a net loss of $14 thousand. These sales were primarily made in connection with a municipal tender offer during the first quarter.

Other Non-Interest Income. Other non-interest income for the three and six months ended June 30, 2026 increased $974 thousand, or 8.9%, and $2.8 million, or 12.1%, respectively, compared to the same periods in 2025. The increase during the three months ended June 30, 2026 was primarily related to an increase in sundry and other miscellaneous income (up $1.5 million), partly offset by a decrease in public finance underwriting fees (down $425 thousand). The increase during the six months ended June 30, 2026 was primarily related to increases in sundry and other miscellaneous income (up $4.0 million); benefits received on life insurance policies (up $585 thousand); and income from customer derivatives trading activities (up $551 thousand); among other things. The increase from these items was partly offset by a decrease in gains on the sale of foreclosed and other assets (down $2.1 million), among other things. Sundry and other miscellaneous income during the six months ended June 30, 2026 included, during the first quarter, a $2.7 million one-time fee associated with the termination of a customer lease recognized and, during the second quarter, $2.2 million related to the refund of certain tax credits associated with payroll taxes paid during the COVID-19 pandemic. The increase in income from customer derivatives trading activities during the six months ended June 30, 2026 and the decrease in public finance underwriting fees during the three months ended June 30, 2026 were primarily attributable to fluctuations in transaction volumes. Gains on the sale of foreclosed and other assets during the six months ended June 30, 2025 included a $2.5 million gain on the sale of a foreclosed real estate property.
Non-Interest Expense
Total non-interest expense for the three and six months ended June 30, 2026 increased $14.6 million, or 4.2%, and $32.2 million, or 4.6%, respectively, compared to the same periods in 2025. Changes in the various components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2026 increased $10.8 million, or 6.7%, and $16.1 million, or 5.0%, respectively, compared to the same periods in 2025. The increases were primarily related to annual merit and market-based salary increases, as well as growth in the number of employees. The increase in staffing levels was driven in part by investments in organic expansion across various markets. Salaries and wages for the three and six months ended June 30, 2026 also reflected, to a lesser extent, increases in incentive compensation and stock-based compensation.
Employee Benefits. Employee benefits expense for the three and six months ended June 30, 2026 increased $2.3 million, or 7.1%, and increased $4.8 million, or 6.4%, respectively, compared to the same periods in 2025. The increases were primarily related to increases in medical and dental benefits expense (up $1.6 million and $3.3 million, respectively), primarily due to higher claims and related costs; payroll taxes (up $530 thousand and $1.3 million, respectively); and 401(k) plan expense (up $333 thousand and $607 thousand, respectively). These increases were partly offset by increases in the net periodic pension benefit related to our defined benefit retirement and restoration plans (up $432 thousand and $864 thousand, respectively).
Our defined benefit retirement and restoration plans have been frozen since 2001 which has reduced the volatility of retirement plan expense. However, we continue to have funding obligations associated with these plans, and future pension benefit or expense could fluctuate based on factors such as the performance of plan assets, changes in interest rates, and employee turnover. See Note 11 - Defined Benefit Plans for additional information related to our net periodic pension benefit/expense.
Net Occupancy. Net occupancy expense for the three and six months ended June 30, 2026 increased $583 thousand, or 1.7%, and increased $2.1 million, or 3.0%, respectively, compared to the same periods in 2025. The increase during the three months ended June 30, 2026 was primarily related to increases in depreciation on buildings and leasehold improvements (up $833 thousand); and repairs, maintenance and service contracts expense (up $267 thousand), among other things. These increases were partly offset by decreases in building insurance expense (down $350 thousand) and property tax expense (down $327 thousand), among other things. The increase during the six months ended June 30, 2026 was primarily related to increases in depreciation on buildings and leasehold improvements (up $1.7 million); a decrease in rental income from tenants (down $625 thousand); and an increase in lease expense (up $362 thousand), among other things. These increases were partly offset by a decrease in building insurance expense (down $693 thousand), among other things.
Technology, Furniture, and Equipment. Technology, furniture, and equipment expense for the three and six months ended June 30, 2026 increased $2.0 million, or 4.9%, and $3.5 million, or 4.4%, compared to the same periods in 2025. The increases during the three and six months ended June 30, 2026 were primarily related to increases in cloud services expense (up $1.0 million and $2.8 million, respectively), service contracts expense (up $583 thousand and $623 thousand, respectively), and equipment rental expense (up $342 thousand and $531 thousand, respectively), among other things. These increases were partly offset by decreases in software amortization expense during the three and six months ended June 30, 2026 (down $394 thousand and $1.1 million, respectively).
Deposit Insurance. Deposit insurance expense totaled $6.3 million and $13.5 million for the three and six months ended June 30, 2026, respectively, and did not significantly fluctuate compared to the same periods in 2025.

Other Non-Interest Expense. Other non-interest expense for the three and six months ended June 30, 2026 decreased $854 thousand, or 1.2%, and increased $5.9 million, or 4.4%, respectively, compared to the same periods in 2025. The decrease during the three months ended June 30, 2026 included decreases in sundry and other miscellaneous expense (down $1.6 million); advertising/promotions expense (down $853 thousand); business development expense (down $638 thousand); professional services expense (down $486 thousand); and amortization of deferred costs on loan commitments (down $470 thousand), among other things. These decreases were partly offset by an increase in fraud losses, primarily related to deposits (up $2.1 million), among other things. The increase during the six months ended June 30, 2026 included increases in fraud losses, primarily related to deposits (up $4.5 million); advertising/promotions expense (up $1.0 million); amortization of deferred costs on loan commitments (up $760 thousand); travel, meals and entertainment (up $759 thousand); and research and platform fees (up $439 thousand), among other things. The increases from these items were partly offset by decreases in sundry and other miscellaneous expenses (down $1.7 million); donations expense (down $914 thousand) and foreclosed assets expense (down $561 thousand), and business development expense (down $494 thousand), among other things.
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
Banking
Net income for the three and six months ended June 30, 2026 increased $15.1 million, or 9.9%, and increased $32.9 million, or 11.0%, respectively, compared to the same periods in 2025. The increase during the three months ended June 30, 2026 was primarily the result of an $18.2 million increase in net interest income, a $7.7 million increase in non-interest income, and a $3.4 million decrease in credit loss expense, partly offset by a $11.2 million increase in non-interest expense and a $3.0 million increase in income tax expense. The increase during the six months ended June 30, 2026 was primarily the result of a $40.5 million increase in net interest income, a $14.9 million increase in non-interest income, and a $9.7 million decrease in credit loss expense partly offset by a $26.6 million increase in non-interest expense and a $5.6 million increase in income tax expense.
Net interest income for the three and six months ended June 30, 2026 increased $18.2 million, or 4.2%, and increased $40.5 million, or 4.8%, respectively, compared to the same periods in 2025. The increases during the three and six months ended June 30, 2026 were primarily attributable to lower average costs of interest-bearing deposit accounts and repurchase agreements, as well as increases in the average volumes of loans and tax-exempt securities and higher average tax-equivalent yields on taxable and tax-exempt securities. These favorable variances were partially offset by lower average yields on loans, lower average yields on and volumes of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), lower average volumes of taxable securities, and higher average volumes of interest-bearing deposit accounts, among other things. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
Credit loss expense for the three and six months ended June 30, 2026 totaled $9.8 million and $16.5 million compared to $13.1 million and $26.2 million during the same period in 2025. See the sections captioned “Credit Loss Expense” and “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet commitments.
Non-interest income for the three and six months ended June 30, 2026 increased $7.7 million, or 11.8%, and increased $14.9 million, or 10.7%, respectively, compared to the same periods in 2025. The increases during the three and six months ended June 30, 2026 were primarily related to increases in service charges on deposit accounts; other non-interest income; interchange and card transaction fees; and insurance commissions and fees. The increases in service charges on deposit accounts were primarily related to increases in commercial service charges and overdraft charges on consumer accounts. The increase in other non-interest income during the three months ended June 30, 2026 was primarily related to an increase in sundry and other miscellaneous income partly offset by decreases in income from customer securities trading activities and public finance underwriting fees. The increase in other non-interest income during the six months ended June 30, 2026 was primarily related to increases in sundry and other miscellaneous income; benefits received on life insurance policies; and income from customer derivatives trading activities, among other things, partly offset by a decreases in gains on the sale of foreclosed and other assets, and income from customer securities trading activities, among other things. The increases in interchange and card transaction fees were primarily related to increased card transaction volumes. The increase in insurance commissions and fees during the three months ended June 30, 2026 was primarily related to increases in property and casualty commissions, primarily related to commercial lines, and contingent income, while the increase during the six months ended June 30, 2026 was primarily related to increases in benefit plan commissions and contingent income, partly offset by a decrease in life insurance commissions. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for three and six months ended June 30, 2026 increased $11.2 million, or 3.7%, and increased $26.6 million, or 4.4%, respectively, compared to the same periods in 2025. The increase during the three months ended June 30, 2026 was primarily due to increases in salaries and wages; employee benefits expense; technology, furniture, and equipment expense; and net occupancy expense, partly offset by a decrease in other non-interest expense. The increase during the six months ended June 30, 2026 was primarily due to increases in salaries and wages; other non-interest expense; employee benefits expense; technology, furniture, and equipment expense; and net occupancy expense. The increases in salaries and wages were primarily related to annual merit and market increases and growth in the number of employees. Salaries and wages were also impacted, to a lesser extent, by increases in incentive compensation and stock-based compensation. The decrease in other non-interest expense during the three months ended June 30, 2026 included decreases in sundry and other miscellaneous expense; advertising/promotions expense; business development expense; and amortization of deferred costs on loan commitments, among other things, partly offset by an increase in fraud losses, primarily related to deposits, among other things. The increase in other non-interest expense during the six months ended June 30, 2026 included increases in fraud losses, primarily related to deposits; advertising/promotions expense; travel, meals and entertainment; and amortization of deferred costs on loan commitments, among other things, partly offset by decreases in sundry and other miscellaneous expenses; donations expense; and foreclosed assets expense, among other things. The increases in employee benefits expense were primarily related to increases in medical/dental benefits expense, payroll taxes, and 401(k) plan expense, among other things, partly offset by increases in the net periodic pension benefit related to our defined benefit retirement and restoration plans. The increases in technology, furniture, and equipment expense were primarily related to increases in cloud services expense, service contracts expense, and equipment rental, among other things, partly offset by decreases in software amortization. The increases in net occupancy expense were primarily related to increases in depreciation on buildings and leasehold improvements, among other things, partly offset by decreases in building insurance expense, among other things. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Frost Wealth Advisors
Net income for the three and six months ended June 30, 2026 decreased $565 thousand, or 6.0%, and increased $1.1 million, or 6.2%, respectively, compared to the same periods in 2025. The decrease during the three months ended June 30, 2026 was primarily the result of a $3.6 million increase in non-interest expense partly offset by a $3.2 million increase in non-interest income, among other things. The increase during the six months ended June 30, 2026 was primarily the result of a $7.8 million increase in non-interest income partly offset by a $6.0 million increase in non-interest expense, among other things.
Non-interest income for the three and six months ended June 30, 2026 increased $3.2 million, or 6.1%, and increased $7.8 million, or 7.7%, respectively, compared to the same periods in 2025. The increases during the three and six months ended June 30, 2026 were primarily due to increases in trust and investment management fees. The increases in trust and investment management fees during the three and six months ended June 30, 2026 were primarily related to increases in investment management fees. Trust and investment management fees for the six months ended June 30, 2026, were also impacted by a one-time, $1.3 million administrative fee associated with a large trust account. The increases in investment management fees during the three and six months ended June 30, 2026 were partly related to higher average equity valuations on managed accounts during 2026 relative to 2025, as well as growth in the number of accounts. Investment management fees during the six months ended June 30, 2026 were also positively impacted by variation in the timing of certain court-approved fees associated with a large guardianship trust. See the analysis of these categories of non-interest income in the section captioned “Non-Interest Income” included elsewhere in this discussion.
Non-interest expense for the three and six months ended June 30, 2026 increased $3.6 million, or 8.7%, and increased $6.0 million, or 7.1%, respectively, compared to the same periods in 2025. The increases during the three and six months ended June 30, 2026 were primarily related to increases in salaries and wages; other non-interest expense; employee benefits expense; and net occupancy expense, among other things. The increases in salaries and wages during the three and six months ended June 30, 2026 were primarily related to annual merit and market-based salary increases, as well as growth in the number of employees, and increases in incentive compensation. Salaries and wages during the six months ended June 30, 2026, were also impacted by an increase in commissions expense. The increase in other non-interest expense during the three months ended June 30, 2026 was primarily related to increases in professional services expense and sundry and other miscellaneous expense, among other things, while the increase during the six months ended June 30, 2026 was primarily related to increases in research and platform fees and professional services expense, among other things. The increases in employee benefits expense during the three and six months ended June 30, 2026 were primarily related to increases in medical/dental benefits expense, payroll taxes, and 401(k) plan expense. The increases in net occupancy expense during the three and six months ended June 30, 2026 were related to increases in lease expense. See the analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
Non-Banks
The Non-Banks operating segment had a net loss of $3.9 million and $6.9 million during the three and six months ended June 30, 2026, compared to net loss of $4.4 million and $8.0 million during the same period in 2025. The decreases in the net loss during the three and six months ended June 30, 2026 were primarily due to a decrease in net interest expense due to decreases in the average rates paid on our long-term borrowings, among other things.
Income Taxes
During the three months ended June 30, 2026, we recognized income tax expense of $32.5 million, for an effective tax rate of 15.9%, compared to $29.6 million, for an effective tax rate of 15.9%, for the same period in 2025. During the six months ended June 30, 2026, we recognized income tax expense of $63.9 million, for an effective tax rate of 15.7%, compared to $57.8 million, for an effective tax rate of 15.8%, for the same period in 2025. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2026 and 2025 primarily due to the effect of tax-exempt income from securities, loans and life insurance policies and, for 2025, the income tax effects associated with stock-based compensation, among other things, and their relative proportion to total pre-tax net income. The increases in income tax expense during the three and six months ended June 30, 2026 were primarily due to increases in projected pre-tax net income. The effective tax rates during the three and six months ended June 30, 2026 did not significantly fluctuate compared to the same respective periods in 2025.
Average Balance Sheet
Average assets totaled $52.4 billion for the six months ended June 30, 2026, an increase of $1.3 billion, or 2.6%, compared to average assets for the same period in 2025. Earning assets increased $1.3 billion, or 2.8%, during the six months ended June 30, 2026, compared to earning assets for the same period in 2025. The increase in earning assets was primarily related to a $1.4 billion increase in average loans and a $515.3 million increase in average tax-exempt securities partly offset by a $423.1 million decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) and a $158.0 million decrease in average taxable securities. Average deposits increased $714.6 million, or 1.7%, during the six months ended June 30, 2026, compared to the same period in 2025. The increase included a $521.8 million increase in interest-bearing deposits and a $192.8 million increase in non-interest-bearing deposits. Average non-interest-bearing deposits made up 33.0% and 33.1% of average total deposits during the six months ended June 30, 2026 and 2025, respectively.
Loans
Details of our loan portfolio are presented in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report. Loans increased $1.1 billion, or 5.0%, from $21.9 billion at December 31, 2025 to $23.0 billion at June 30, 2026. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans, and real estate loans. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2025 Form 10-K for a more detailed discussion of our loan origination and risk management processes.
Commercial and Industrial. Commercial and industrial loans totaled $6.3 billion at both June 30, 2026 and December 31, 2025. Our commercial and industrial loans are a diverse group of loans to small, medium, and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed, with collateral margins that are consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s).
Energy. Energy loans include loans to entities and individuals that are engaged in various energy-related activities including (i) the development and production of oil or natural gas, (ii) providing oil and gas field servicing, (iii) providing energy-related transportation services, (iv) providing equipment to support oil and gas drilling, (v) refining petrochemicals, or (vi) trading oil, gas, and related commodities. Energy loans increased $39.0 million, or 3.6%, totaling approximately $1.1 billion at both June 30, 2026 and December 31, 2025. Energy loans are one of our largest industry concentrations, totaling approximately

5.0% of total loans at both June 30, 2026 and December 31, 2025. The average loan size, the significance of the portfolio, and the specialized nature of the energy industry requires a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and SNCs.
Purchased Shared National Credits. SNCs are participations purchased from upstream financial organizations and tend to be larger in size than our originated portfolio. Our purchased SNC portfolio totaled $750.5 million at June 30, 2026, decreasing $125.2 million, or 14.3%, from $875.7 million at December 31, 2025. At June 30, 2026, approximately 39.6% of outstanding purchased SNCs were related to the construction industry and approximately 21.2% were related to the real estate management industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. SNC participations are originated in the normal course of business to meet the needs of our customers. As a matter of policy, we generally only participate in SNCs for companies headquartered in or which have significant operations within our market areas. In addition, we must have direct access to the company’s management, an existing banking relationship, or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.
Commercial Real Estate. Commercial real estate loans increased $677.8 million, or 6.6%, from $10.3 billion at December 31, 2025 to $11.0 billion at June 30, 2026. Commercial real estate loans represented 73.0% and 73.5% of total real estate loans at June 30, 2026 and December 31, 2025, respectively. The majority of our commercial real estate loan portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At June 30, 2026, approximately half of the outstanding principal balance of our commercial real estate loans (excluding construction and land) were secured by owner-occupied properties.
Consumer Real Estate and Other Consumer Loans. The consumer real estate loan portfolio increased $351.3 million, or 9.4%, from $3.7 billion at December 31, 2025 to $4.1 billion at June 30, 2026. Combined, home equity loans and lines of credit made up 53.7% and 56.6% of the consumer real estate loan total at June 30, 2026 and December 31, 2025, respectively. We offer home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. We also originate 1-4 family mortgage loans for portfolio investment purposes. Such loans increased $292.2 million, or 49.1%, from $594.8 million at December 31, 2025 to $887.0 million at June 30, 2026. Consumer and other loans decreased $2.9 million, or 0.6%, from $460.7 million at December 31, 2025 to $457.8 million at June 30, 2026. The consumer and other loan portfolio primarily consists of unsecured revolving credit products, secured personal loans, motor vehicle loans, overdrafts, and other similar types of credit facilities.

Accruing Past Due Loans. Accruing past due loans are presented in the following tables. Also see Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

		Accruing Loans 30-89 Days Past Due		Accruing Loans 90 or More Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
June 30, 2026
Loans held for investment:
Commercial and industrial	$6,325,658	$20,254	0.32%	$4,462	0.07%	$24,716	0.39%
Energy	1,133,640	20,586	1.82	—	—	20,586	1.82
Commercial real estate:
Owner occupied	4,297,680	15,343	0.36	1,034	0.02	16,377	0.38
Non-owner occupied	3,970,141	61,894	1.56	—	—	61,894	1.56
Construction and land	2,720,755	3,220	0.12	1,142	0.04	4,362	0.16
Consumer real estate	4,069,982	25,205	0.62	6,932	0.17	32,137	0.79
Consumer and other	457,802	5,572	1.22	363	0.08	5,935	1.30
Total	$22,975,658	$152,074	0.66	$13,933	0.06	$166,007	0.72
Loans held for sale:
Commercial real estate:
Owner occupied	$9,282	$30	0.32%	$—	—%	$30	0.32%
Construction and land	139	—	—%	—	—%	—	—
Total	$9,421	$30	0.32%	$—	—%	$30	0.32
December 31, 2025
Commercial and industrial	$6,306,980	$31,212	0.49%	$4,273	0.07%	$35,485	0.56%
Energy	1,094,669	19,480	1.78	—	—	19,480	1.78
Commercial real estate:
Owner occupied	3,987,913	17,074	0.43	3,465	0.09	20,539	0.52
Non-owner occupied	3,773,028	49,305	1.31	6,290	0.17	55,595	1.48
Construction and land	2,549,869	7,955	0.31	1,451	0.06	9,406	0.37
Consumer real estate	3,718,668	26,281	0.71	5,680	0.15	31,961	0.86
Consumer and other	460,685	5,024	1.09	512	0.11	5,536	1.20
Total	$21,891,812	$156,331	0.71	$21,671	0.10	$178,002	0.81
Accruing past due loans held for investment at June 30, 2026 decreased $12.0 million compared to December 31, 2025. The decrease was primarily related to decreases in past due commercial and industrial loans (down $10.8 million), past due commercial real estate loans - construction (down $5.0 million), and past due commercial real estate loans - owner occupied (down $4.2 million) partly offset by increases in past due commercial real estate loans - non-owner occupied (up $6.3 million) and past due energy loans (up $1.1 million).

Non-Accrual Loans. Non-accrual loans are presented in the table below. Also see in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	June 30, 2026			December 31, 2025
		Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Loans held for investment:
Commercial and industrial	$6,325,658	$23,691	0.37%	$6,306,980	$50,659	0.80%
Energy	1,133,640	2,523	0.22	1,094,669	3,023	0.28
Commercial real estate:
Owner occupied	4,297,680	14,183	0.33	3,987,913	7,581	0.19
Non-owner occupied	3,970,141	4,566	0.12	3,773,028	465	0.01
Construction and land	2,720,755	56,054	2.06	2,549,869	1,874	0.07
Consumer real estate	4,069,982	8,876	0.22	3,718,668	6,615	0.18
Consumer and other	457,802	257	0.06	460,685	265	0.06
Total	$22,975,658	$110,150	0.48	$21,891,812	$70,482	0.32
Allowance for credit losses on loans		$283,712			$281,495
Ratio of allowance for credit losses on loans to non-accrual loans		257.57%			399.39%
Loans held for sale:
Commercial real estate:
Owner occupied	$9,282	$2,428	26.16%	$—	$—	—%
Construction and land	139	139	100.00%	—	—	—
Total	$9,421	$2,567	27.25%	$—	$—	—
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
Non-accrual loans held for investment increased $39.7 million, from $70.5 million at December 31, 2025 to $110.2 million at June 30, 2026, primarily due to increases in non-accrual commercial real estate loans of all classes and, to a lesser extent, an increase in non-accrual consumer real estate loans. These increases were partly offset by a decrease in non-accrual commercial and industrial loans. There were no non-accrual commercial and industrial loans in excess of $5.0 million at June 30, 2026. Non-accrual commercial and industrial loans held for investment included one credit relationship in excess of $5.0 million totaling $28.5 million at December 31, 2025. Principal payments during 2026 reduced the outstanding balance of this credit relationship to $3.3 million at June 30, 2026. There were no non-accrual energy loans in excess of $5.0 million at either June 30, 2026 and December 31, 2025. Non-accrual commercial real estate loans - construction and land held for investment included one credit relationship in excess of $5.0 million totaling $53.9 million at June 30, 2026. There were no other non-accrual credit relationships in excess of $5.0 million in any class of commercial real estate at June 30, 2026 or December 31, 2025.
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

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
June 30, 2026
Commercial and industrial	$91,420	27.5%	$6,325,658	1.45%
Energy	9,407	5.0	1,133,640	0.83
Commercial real estate:
Owner occupied	44,650	18.7	4,297,680	1.04
Non-owner occupied	53,777	17.3	3,970,141	1.35
Construction and land	44,078	11.8	2,720,755	1.62
Consumer real estate	29,146	17.7	4,069,982	0.72
Consumer and other	11,234	2.0	457,802	2.45
Total	$283,712	100.0%	$22,975,658	1.23

December 31, 2025
Commercial and industrial	$98,439	28.8%	$6,306,980	1.56%
Energy	11,563	5.0	1,094,669	1.06
Commercial real estate:
Owner occupied	41,526	18.2	3,987,913	1.04
Non-owner occupied	52,054	17.2	3,773,028	1.38
Construction and land	41,530	11.7	2,549,869	1.63
Consumer real estate	25,637	17.0	3,718,668	0.69
Consumer and other	10,746	2.1	460,685	2.33
Total	$281,495	100.0%	$21,891,812	1.29
The allowance allocated to commercial and industrial loans totaled $91.4 million, or 1.45% of total commercial and industrial loans, at June 30, 2026, decreasing $7.0 million, or 7.1%, compared to $98.4 million, or 1.56% of total commercial and industrial loans, at December 31, 2025. Qualitative factor (“Q-Factor”) and other qualitative adjustments related to commercial and industrial loans increased $7.9 million, primarily due to an increase in the model overlay for the downside scenario, which is further discussed below. Modeled expected credit losses decreased $6.0 million, in part due to improvements in certain macroeconomic variables that influence projected loss expectations. Specific allocations for commercial and industrial loans evaluated for expected credit losses on an individual basis decreased $8.9 million from $16.6 million at December 31, 2025 to $7.7 million at June 30, 2026, primarily due to loan repayments and charge-offs totaling $2.0 million, partially offset by new specific allocations on newly assessed loans.
The allowance allocated to energy loans totaled $9.4 million, or 0.83% of total energy loans, at June 30, 2026 decreasing $2.2 million, or 18.6%, compared to $11.6 million, or 1.06% of total energy loans, at December 31, 2025. The decrease was primarily related to decreases in modeled expected credit losses and the credit concentrations overlay.
The allowance allocated to commercial real estate loans totaled $142.5 million, or 1.30% of total commercial real estate loans, at June 30, 2026, increasing $7.4 million, or 5.5%, compared to $135.1 million, or 1.31% of total commercial real estate loans, at December 31, 2025. The increase was primarily related to a $6.7 million increase in model overlays and a $1.4 million increase in specific allocations. These increases were partly offset by a $687 thousand decrease in modeled expected credit losses.

Additional information related to the allowance allocated to commercial real estate loans at June 30, 2026 and December 31, 2025 is included in the following table:

	Owner Occupied	Non-owner Occupied	Construction and Land	Total
June 30, 2026
Modeled expected credit losses	$11,321	$3,736	$1,274	$16,331
Q-Factor and other qualitative adjustments	32,607	50,041	40,891	123,539
Specific allocations	722	—	1,913	2,635
Total	$44,650	$53,777	$44,078	$142,505
Total loans	$4,297,680	$3,970,141	$2,720,755	$10,988,576
Ratio of allowance to loans in each category	1.04%	1.35%	1.62%	1.30%
December 31, 2025
Modeled expected credit losses	$11,635	$4,130	$1,253	$17,018
Q-Factor and other qualitative adjustments	29,169	47,924	39,764	116,857
Specific allocations	722	—	513	1,235
Total	$41,526	$52,054	$41,530	$135,110
Total loans	$3,987,913	$3,773,028	$2,549,869	$10,310,810
Ratio of allowance to loans in each category	1.04%	1.38%	1.63%	1.31%
The allowance allocated to consumer real estate loans totaled $29.1 million, or 0.72% of total consumer real estate loans, at June 30, 2026, increasing $3.5 million, or 13.7%, compared to $25.6 million, or 0.69% of total consumer real estate loans, at December 31, 2025. The increase was primarily related to a $2.1 million increase in Q-factor and other qualitative adjustments that was primarily attributable to the establishment of a model overlay for second-lien revolving lines of credit. The increase was also partly related to new specific allocations totaling $791 thousand for consumer real estate loans evaluated for expected credit losses on an individual basis and a $603 thousand increase in modeled expected credit losses, which was partly related to growth in the portfolio.
The allowance allocated to consumer loans totaled $11.2 million, or 2.45% of total consumer loans, at June 30, 2026, increasing $488 thousand, or 4.5%, compared to $10.7 million, or 2.33% of total consumer loans, at December 31, 2025. The increase was primarily related to an $856 thousand increase in modeled expected credit losses partly offset by a $368 thousand decrease in Q-factor and other qualitative adjustments, primarily related to the consumer overlay.
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
In estimating expected credit losses as of June 30, 2026, we utilized the Moody’s Analytics June 2026 Baseline Scenario (the “June 2026 Baseline Scenario”) to forecast the macroeconomic variables used in our models. The June 2026 Baseline Scenario was based on the most likely outcome based on prevailing economic conditions and Moody's forecast of the U.S. economy. The June 2026 Baseline Scenario projections included, among other things, (i) U.S. Real Gross Domestic Product average annualized quarterly growth rates of 1.93% during the remainder of 2026 and 1.92% through the end of the forecast period in the second quarter of 2028; (ii) average annualized U.S. unemployment rates of 4.43% during the remainder of 2026 and 4.56% through the end of the forecast period in the second quarter of 2028; (iii) average annualized Texas unemployment rate of 4.27% during the remainder of 2026 and 4.25% through the end of the forecast period in the second quarter of 2028; (iv) projected average 10 year Treasury rate of 4.39% during the remainder of 2026 and 4.36% through the end of the forecast period in the second quarter of 2028; and (v) average oil price of $84.20 per barrel during the remainder of 2026 and $71.15 per barrel through the end of the forecast period in the second quarter of 2028.
In estimating expected credit losses as of December 31, 2025, we utilized the Moody’s Analytics December 2025 Baseline Scenario (the “December 2025 Baseline Scenario”) to forecast the macroeconomic variables used in our models. The December 2025 Baseline Scenario was based on the most likely outcome based on prevailing economic conditions and Moody's forecast of the U.S. economy. The December 2025 Baseline Scenario projections included, among other things, (i) U.S. Real Gross Domestic Product average annualized quarterly growth rates of 2.16% in 2026 and 1.83% in 2027; (ii) average annualized U.S. unemployment rates of 4.67% during both 2026 and 2027; (iii) average annualized Texas unemployment rate of 4.36% during 2026 and 4.37% during 2027; (iv) projected average 10 year Treasury rate of 4.23% during 2026 and 4.31% during 2027; and (v) average oil price of $61.09 per barrel during 2026 and $62.90 per barrel during 2027.

The overall loan portfolio at June 30, 2026 increased $1.1 billion, or 5.0%, compared to December 31, 2025. The increase reflected growth across most portfolios, including a $677.8 million, or 6.6%, increase in commercial real estate loans; a $351.3 million, or 9.4%, increase in consumer real estate loans; a $39.0 million, or 3.6%, increase in energy loans; and an $18.7 million, or 0.3%, increase in commercial and industrial loans. These increases were partially offset by a $2.9 million, or 0.6%, decrease in consumer and other loans.
The weighted average risk grade for commercial and industrial loans increased slightly to 6.47 at June 30, 2026, from 6.44 at December 31, 2025. The increase was primarily attributable to a higher weighted-average risk grade of pass-grade commercial and industrial loans, which increased to 6.17 at June 30, 2026 from 6.06 at December 31, 2025. This deterioration was partially offset by the effect of a $56.9 million decrease in classified commercial and industrial loans (risk grades of 11, 12 or 13). The weighted-average risk grade for energy loans decreased slightly to 6.12 at June 30, 2026, compared to 6.16 at December 31, 2025. The improvement primarily reflected a decline in the weighted-average risk grade of pass-grade energy loans to 5.82 at June 30, 2026 from 5.86 at December 31, 2025 and, to a lesser extent, a $1.6 million reduction in classified energy loans. These favorable trends were partially offset by the effect of a $5.0 million increase in energy loans graded as “watch” (risk grade 9) and “special mention” (risk grade 10). The weighted average risk grade for commercial real estate loans remained unchanged at 7.29 at both June 30, 2026 and December 31, 2025. While the weighted-average risk grade of pass-grade commercial real estate loans increased slightly to 7.07 at June 30, 2026 from 7.05 at December 31, 2025, this was offset by the effect of a higher proportion of commercial real estate loans graded as “pass” relative to the proportion of commercial real estate loans in higher risk grades.
As discussed above, our credit loss models utilized the Moody's Analytics June 2026 Baseline Scenario to estimate expected credit losses as of June 30, 2026 and utilized the Moody’s Analytics December 2025 Baseline Scenario to estimate expected credit losses as of December 31, 2025. Model results were then qualitatively adjusted to reflect certain risk factors that are not captured within the modeling processes but are nonetheless relevant in assessing expected credit losses across our loan portfolios. These qualitative factor, or Q‑Factor, adjustments are discussed below.
Q‑Factor adjustments are based on management’s judgment and current assessment of risks related to, among other factors, changes in lending policies and procedures; economic and business conditions; loan portfolio composition and credit concentrations; and other external factors not already reflected in the modeling inputs, assumptions, or methodologies. Management evaluates the potential impact of these factors across a range of outcomes and applies an aggregate adjustment percentage to the modeled expected credit losses based on this assessment. As of June 30, 2026, modeled expected credit losses were increased by a weighted-average Q-Factor adjustment of approximately 3.3%, resulting in a $3.3 million total adjustment, compared to approximately 3.0% at December 31, 2025, which resulted in a $3.2 million total adjustment. In addition, as of June 30, 2026, management applied other qualitative adjustments, or management overlays, to address risks impacting certain categories of the loan portfolio that management believes are not fully reflected in the modeled results. Q‑Factor and other qualitative adjustments as of June 30, 2026 are presented in the table below.

	Q-Factor Adjustments	Commercial Real Estate Model Overlays	Office Building Overlays	Downside Scenario Overlay	Credit Concentration Overlays	Consumer Real Estate Overlay	Consumer Overlay	Total
Commercial and industrial	$1,755	$—	$—	$23,661	$8,176	$—	$—	$33,592
Energy	177	—	—	—	2,642	—	—	2,819
Commercial real estate:								—
Owner occupied	466	31,189	—	—	952	—	—	32,607
Non-owner occupied	168	35,798	12,946	—	1,129	—	—	50,041
Construction and land	60	39,477	663	—	691	—	—	40,891
Consumer real estate	625	—	—	—	—	2,100	—	2,725
Consumer and other	57	—	—	—	—	—	4,925	4,982
Total	$3,308	$106,464	$13,609	$23,661	$13,590	$2,100	$4,925	$167,657
Commercial real estate model overlays are qualitative adjustments designed to address risks not captured within our commercial real estate credit loss models. These adjustments are established based on minimum reserve ratios for our commercial real estate loan portfolios. For our commercial real estate - owner occupied loan portfolio, management determined that a minimum reserve ratio was appropriate to address the model’s oversensitivity to favorable changes in certain economic variables. Based on internal analysis and benchmarking against peer bank data, the modeled results are considered overly optimistic and do not appropriately capture downside risk. Accordingly, management determined that the forecasted loss rate for the owner‑occupied commercial real estate loan portfolio should more closely align with that of the commercial and industrial loan portfolio. For the commercial real estate - non‑owner occupied and construction and land loan portfolios, minimum reserve ratios were determined to be appropriate because the modeled results do not appropriately capture downside risk related to borrowers’ ability to access capital markets for the sale or refinancing of investor real estate and assets under construction. Management believes access to capital may remain impaired for an extended period, which could require borrowers to rely on secondary sources of liquidity and capital to support completed projects that could take longer to stabilize than originally underwritten. In addition, most non‑owner‑occupied and construction loans are originated with floating interest rates. These borrowers have been adversely impacted by the recent cycle of rising interest rates, as declines in short‑term rates have occurred at a slower pace. Longer‑term interest rates have increased as investors demand higher term and risk premiums at the long end of the yield curve.
Office building overlays are additional qualitative adjustments to our commercial real estate models designed to address longer-term concerns regarding the utilization of commercial office space that may adversely impact the long-term performance of certain office properties within our commercial real estate loan portfolio. These adjustments are established based on minimum reserve ratios applied to loans within our commercial real estate - non-owner occupied and construction and land loan portfolios that have risk grades of 8 or worse. Loans of these risk grades were targeted for the overlays as they represent elevated credit risk and are more susceptible to adverse changes in property performance, collateral values, and capital market conditions, and therefore warrant additional qualitative consideration beyond modeled results.
The downside scenario overlay is a qualitative adjustment applied to the commercial and industrial loan portfolio to address the risk of an economic downturn resulting from factors such as inflation; tariffs and other protectionist trade policies; rising interest rates; labor shortages; disruption in financial markets and global supply chains; continued oil price volatility; and the current or anticipated impacts of global wars or military conflicts, terrorism, and other geopolitical events. These factors are outside of management’s control but may adversely affect customer income levels and could alter anticipated customer behavior, including borrowing, repayment, investment, and deposit practices. To determine this qualitative adjustment, management utilizes an alternative, more pessimistic economic scenario to forecast the macroeconomic variables used in the credit loss models. As of June 30, 2026, the Moody’s Analytics S3 Alternative Scenario Downside - 90th Percentile was used. In modeling expected credit losses under this scenario, management also assumes that each non‑classified loan within the modeled loan pools is downgraded by one risk grade. The resulting qualitative adjustment is based on the amount by which expected credit losses under the alternative scenario exceed those estimated using the primary scenario, adjusted based on management’s assessment of the probability that this downside economic scenario will occur.
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
The consumer real estate model overlay is a qualitative adjustment designed to address management’s assessment that expected credit losses related to second-lien revolving lines of credit within our consumer real estate portfolio are underpredicted based on an analysis of historical loss trends. Specifically, management observed that both recent and longer‑term loss experience for second‑lien revolving lines of credit within the consumer real estate portfolio has exceeded modeled expectations, particularly during periods of economic stress. This indicates that the models may not fully capture loss sensitivity under adverse economic conditions. Accordingly, management applied a qualitative overlay to increase expected credit losses to a level more consistent with observed historical loss performance and current portfolio risk characteristics for second‑lien revolving lines of credit within the consumer real estate portfolio.
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

	Credit Loss Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Three months ended:
June 30, 2026
Commercial and industrial	$(5,668)	$(1,800)	$6,359,573	(0.11)%
Energy	(1,748)	73	1,114,986	0.03
Commercial real estate:
Owner occupied	3,629	(2,049)	4,245,384	(0.19)
Non-owner occupied	1,780	3	3,903,898	—
Construction and land	1,154	(54)	2,567,276	(0.01)
Consumer real estate	3,628	(1,876)	3,968,582	(0.19)
Consumer and other	4,249	(3,824)	461,854	(3.32)
Total	$7,024	$(9,527)	$22,621,553	(0.17)

June 30, 2025
Commercial and industrial	$4,315	$(3,138)	$6,097,605	(0.21)%
Energy	(47)	180	1,220,765	0.06
Commercial real estate:
Owner occupied	3,124	(3)	3,803,342	—
Non-owner occupied	2,998	(2,634)	3,677,229	(0.29)
Construction and land	(5,739)	—	2,561,145	—
Consumer real estate	3,821	(1,038)	3,265,737	(0.13)
Consumer and other	4,994	(4,518)	436,729	(4.15)
Total	$13,466	$(11,151)	$21,062,552	(0.21)

	Credit Loss Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Six months ended:
June 30, 2026
Commercial and industrial	$(3,189)	$(3,830)	$6,307,342	(0.12)%
Energy	(2,497)	341	1,111,417	0.06
Commercial real estate:
Owner occupied	5,173	(2,049)	4,192,517	(0.10)
Non-owner occupied	1,715	8	3,866,789	—
Construction and land	2,602	(54)	2,496,265	—
Consumer real estate	6,340	(2,831)	3,884,573	(0.15)
Consumer and other	7,341	(6,853)	458,943	(3.01)
Total	$17,485	$(15,268)	$22,317,846	(0.14)
June 30, 2025
Commercial and industrial	$14,496	$(6,581)	$6,080,350	(0.22)%
Energy	(85)	482	1,180,740	0.08
Commercial real estate:
Owner occupied	2,897	(3)	3,809,760	—
Non-owner occupied	5,355	(4,632)	3,699,306	(0.25)
Construction and land	(5,899)	—	2,510,351	—
Consumer real estate	4,250	(1,649)	3,209,483	(0.10)
Consumer and other	7,480	(8,459)	436,277	(3.91)
Total	$28,494	$(20,842)	$20,926,267	(0.20)
We recorded a net credit loss expense related to loans of $17.5 million for the six months ended June 30, 2026, compared to $28.5 million during the same period in 2025. Net credit loss expense or benefit for each portfolio segment represents the amount required to adjust the allowance for credit losses allocated to that segment to the level of expected credit losses determined under our allowance methodology, after giving effect to net charge‑offs. Net credit loss expense for the first six months of 2026 primarily reflected (i) growth in commercial real estate loans, which resulted in higher model overlays; (ii) an increase in expected credit losses associated with consumer real estate loans, largely related to the new model overlay discussed above; (iii) an increase in specific allocations for commercial real estate construction and land loans and consumer real estate loans; and (iv) net charge‑offs related to consumer and other loans (primarily overdrafts), commercial and industrial loans, consumer real estate loans, and commercial real estate - owner occupied loans.
The ratio of the allowance for credit losses on loans to total loans was 1.23% at June 30, 2026 compared to 1.29% at December 31, 2025. Management believes the allowance for credit losses on loans is appropriate based on management’s best estimate of expected credit losses within the existing loan portfolio. Changes in the factors considered by management in estimating expected credit losses could result in changes to the allowance for credit losses and future credit loss expense.
Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures totaled $50.3 million at June 30, 2026, compared to $51.3 million at December 31, 2025. The level of the allowance for credit losses on off-balance-sheet credit exposures is impacted by the volume of outstanding commitments, underlying risk grades, expected utilization of available commitments, and forecasted economic conditions impacting the loan portfolio. We recognized a net credit loss benefit related to off-balance-sheet credit exposures of $973 thousand during the six months ended June 30, 2026, compared to a net credit loss benefit of $2.3 million during the same period in 2025. Our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures are further described in our 2025 Form 10-K.

Capital and Liquidity
Capital. Shareholders’ equity totaled $4.6 billion at both June 30, 2026 and December 31, 2025. Sources of capital during the six months ended June 30, 2026 included net income of $343.0 million and $10.6 million related to stock-based compensation. Uses of capital during the six months ended June 30, 2026 included $163.2 million of treasury stock purchases, $132.1 million of dividends paid on preferred and common stock, and other comprehensive loss, net of tax, of $8.7 million.
The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized loss of $851.7 million at June 30, 2026, compared to a net, after-tax, unrealized loss of $843.0 million at December 31, 2025. The increase in the net, after-tax, unrealized loss was primarily due to a $9.0 million net, after-tax, decrease in the fair value of securities available for sale. Under the Basel III Capital Rules, we have elected to opt-out of the requirement to include most components of accumulated other comprehensive income/loss in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss do not increase or reduce regulatory capital and are excluded from the calculation of our regulatory capital ratios. Bank regulatory agencies utilize capital guidelines designed to measure capital and take into consideration the risk inherent in both on-balance-sheet and off-balance-sheet exposures. See Note 6 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
Details of dividends declared and paid are presented in the table below. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock may be impacted by certain restrictions described in Note 6 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

	2026		2025
	Dividends Per Share	Dividend Payout Ratio	Dividends Per Share	Dividend Payout Ratio
1st quarter	$1.00	37.8%	$0.95	41.3%
2nd quarter	1.03	38.0	1.00	41.8
Year-to-date	$2.03	37.9	$1.95	41.6
On March 19, 2026, U.S. bank regulatory agencies jointly issued a Notice of Proposed Rulemaking (“NPR”) that would revise certain elements of the regulatory capital framework applicable to standardized‑approach banking organizations, including Cullen/Frost and Frost Bank. The proposal, which was open for public comment through June 18, 2026, is intended to enhance risk sensitivity while maintaining overall framework simplicity. Key provisions would revise risk weights for corporate and retail loans, introduce more granular loan‑to‑value‑based risk weights for residential mortgages, replace the deduction of mortgage servicing assets with a 250% risk weight, and refine methodologies for calculating exposure amounts and risk‑weighted assets related to counterparty credit risk, securitizations, and synthetic risk transfer transactions, including adjustments to the recognition of credit risk mitigants. We are currently evaluating the potential effects of the proposal on our regulatory capital ratios, capital planning processes, and risk‑weighted assets; however, because the NPR has not been finalized and may change as a result of comments received, the ultimate impact cannot yet be determined. Based on our preliminary assessment, the proposed recalibration of risk weights for corporate, retail, and residential mortgage exposures would be expected to modestly reduce our total risk‑weighted assets. Management will continue to monitor regulatory developments and assess implications for our capital structure, capital planning, and business strategy.
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
Liquidity. As more fully discussed in our 2025 Form 10-K, our liquidity position is continuously monitored, and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding pressures resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity requirements. Our principal source of funding has been customer deposits, supplemented by short-term and long-term borrowings as well as maturities of securities and loan amortization. As of June 30, 2026, we had approximately $5.7 billion held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of June 30, 2026, based upon available, pledgeable collateral, our total borrowing capacity with the FHLB was approximately $7.3 billion. Furthermore, at June 30, 2026, we had approximately $12.2 billion in securities that were available to pledge and could be used to support additional borrowings, as needed, through repurchase agreements or the Federal Reserve discount window. As of June 30, 2026, management is not aware of any events that have occurred that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us on a consolidated basis.
Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends received from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 6 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At June 30, 2026, Cullen/Frost had liquid assets, primarily consisting of cash on deposit at Frost Bank, totaling $232.6 million.
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
Our model simulations as of June 30, 2026 indicate that our projected balance sheet is slightly less asset-sensitive compared to our balance sheet as of December 31, 2025. For modeling purposes, as of June 30, 2026, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.3% and 2.4%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in negative variances in net interest income of 0.9% and 2.8%, respectively, relative to the flat-rate case over the next 12 months. For modeling purposes, as of December 31, 2025, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 1.5% and 3.0%, respectively, relative to the flat-rate case over the next 12 months, while 100 and 200 basis point ratable decreases in interest rates would result in negative variances in net interest income of 1.3% and 3.4%, respectively, relative to the flat-rate case over the next 12 months.
We do not currently pay interest on a significant portion of our commercial demand deposits. Whether interest may be paid on these deposits in the future would depend on a variety of factors, some of which are beyond our control. Our June 30, 2026 and December 31, 2025, model simulations did not assume any payment of interest on commercial demand deposits (those not already receiving an earnings credit). Management believes, based on experience during prior interest rate cycles, that it is not likely we will pay interest on these deposits as rates increase.
As of June 30, 2026, the effects of a 200 basis point increase and a 200 basis point decrease in interest rates on our derivative holdings would not result in a material variance in our net interest income.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2026. Dollar amounts in thousands.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period(1)
April 1, 2026 to April 30, 2026	—	$—	—	$230,003
May 1, 2026 to May 31, 2026	654,955	137.42	654,955	140,000
June 1, 2026 to June 30, 2026	—	—	—	140,000
Total	654,955		654,955
(1)On January 28, 2026, Cullen/Frost announced that our board of directors authorized a $300.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period expiring on January 27, 2027.
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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	July 30, 2026	By:	/s/ Daniel J. Geddes
Daniel J. Geddes
Group Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2026	By:	/s/ Matthew B. Henson
Matthew B. Henson
Executive Vice President
and Chief Accounting Officer
(Principal Accounting Officer)