Form 10-Q
period 2026-09-30
CULLEN/FROST BANKERS, INC.
filed 2026-10-29
CIK 39263

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2026
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2026, there were 62,180,525 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.
Quarterly Report on Form 10-Q
September 30, 2026

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2026	December 31, 2025
Assets:
Cash and due from banks	$755,782	$681,325
Interest-bearing deposits	6,346,601	8,183,080
Federal funds sold	—	—
Resell agreements	—	9,650
Total cash and cash equivalents	7,102,383	8,874,055
Securities held to maturity, net of allowance for credit losses of $500 at both September 30, 2026 and December 31, 2025	3,362,788	3,431,179
Securities available for sale, at estimated fair value	17,098,628	15,970,596
Trading account securities	49,647	37,604
Loans, net of unearned discounts	23,656,967	21,891,812
Less: Allowance for credit losses on loans	(290,258)	(281,495)
Net loans	23,366,709	21,610,317
Premises and equipment, net	1,392,061	1,313,225
Accrued interest receivable and other assets	2,143,297	1,804,448
Total assets	$54,515,513	$53,041,424

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$14,546,225	$14,143,815
Interest-bearing deposits	29,676,146	28,774,049
Total deposits	44,222,371	42,917,864
Federal funds purchased	20,000	18,775
Repurchase agreements	5,116,888	4,525,855
Junior subordinated deferrable interest debentures, net of unamortized issuance costs	123,285	123,242
Subordinated notes, net of unamortized issuance costs	99,922	99,804
Accrued interest payable and other liabilities	958,886	782,848
Total liabilities	50,541,352	48,468,388

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 150,000 Series B shares ($1,000 liquidation preference) issued at both September 30, 2026 and December 31, 2025	145,452	145,452
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 64,404,582 shares issued at both September 30, 2026 and December 31, 2025	644	644
Additional paid-in capital	1,116,533	1,100,327
Retained earnings	4,629,192	4,309,171
Accumulated other comprehensive income (loss), net of tax	(1,604,193)	(842,951)
Treasury stock, at cost; 2,348,497 shares at September 30, 2026 and 1,117,394 at December 31, 2025	(313,467)	(139,607)
Total shareholders’ equity	3,974,161	4,573,036
Total liabilities and shareholders’ equity	$54,515,513	$53,041,424
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income:
Loans, including fees	$367,671	$355,602	$1,050,172	$1,034,899
Securities:
Taxable	139,961	125,977	383,005	372,360
Tax-exempt	69,267	62,466	201,191	175,114
Interest-bearing deposits	54,866	75,914	169,962	224,149
Federal funds sold	13	33	93	170
Resell agreements	—	113	85	488
Total interest income	631,778	620,105	1,804,508	1,807,180
Interest expense:
Deposits	127,334	137,868	350,135	405,329
Federal funds purchased	550	324	994	806
Repurchase agreements	33,104	37,191	90,549	104,287
Junior subordinated deferrable interest debentures	1,759	1,940	5,221	5,824
Subordinated notes	1,164	1,164	3,492	3,492
Total interest expense	163,911	178,487	450,391	519,738
Net interest income	467,867	441,618	1,354,117	1,287,442
Credit loss expense	12,090	6,779	28,602	32,978
Net interest income after credit loss expense	455,777	434,839	1,325,515	1,254,464
Non-interest income:
Trust and investment management fees	49,472	44,846	145,072	131,446
Service charges on deposit accounts	36,304	31,440	102,638	89,212
Insurance commissions and fees	15,838	15,424	52,079	50,322
Interchange and card transaction fees	6,843	5,547	19,921	16,568
Other charges, commissions, and fees	13,911	14,730	40,966	42,283
Net gain (loss) on securities transactions	(7,512)	—	(7,512)	(14)
Other	21,106	13,660	47,394	37,114
Total non-interest income	135,962	125,647	400,558	366,931
Non-interest expense:
Salaries and wages	182,183	169,155	521,328	492,161
Employee benefits	33,649	34,465	113,461	109,448
Net occupancy	35,848	34,682	105,824	102,599
Technology, furniture, and equipment	46,145	43,479	130,383	124,169
Deposit insurance	6,941	6,328	20,449	20,102
Other	72,434	64,369	213,141	199,193
Total non-interest expense	377,200	352,478	1,104,586	1,047,672
Income before income taxes	214,539	208,008	621,487	573,723
Income taxes	34,330	33,628	98,232	91,418
Net income	180,209	174,380	523,255	482,305
Preferred stock dividends	1,668	1,668	5,006	5,006
Net income available to common shareholders	$178,541	$172,712	$518,249	$477,299

Earnings per common share:
Basic	$2.84	$2.67	$8.19	$7.36
Diluted	2.84	2.67	8.19	7.36
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$180,209	$174,380	$523,255	$482,305
Other comprehensive income (loss), before tax:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	(960,293)	273,173	(971,734)	414,242
Change in net unrealized gain on securities transferred to held to maturity	—	—	—	(521)
Reclassification adjustment for net (gains) losses included in net income	7,512	—	7,512	14
Total securities available for sale and transferred securities	(952,781)	273,173	(964,222)	413,735
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	207	310	625	929
Total defined-benefit post-retirement benefit plans	207	310	625	929
Other comprehensive income (loss), before tax	(952,574)	273,483	(963,597)	414,664
Deferred tax expense (benefit)	(200,041)	57,431	(202,355)	87,080
Other comprehensive income (loss), net of tax	(752,533)	216,052	(761,242)	327,584
Comprehensive income (loss)	$(572,324)	$390,432	$(237,987)	$809,889
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Three months ended:
September 30, 2026
Balance at beginning of period	$145,452	$644	$1,110,911	$4,515,631	$(851,660)	$(298,335)	$4,622,643
Net income	—	—	—	180,209	—	—	180,209
Other comprehensive income (loss), net of tax	—	—	—	—	(752,533)	—	(752,533)
Stock unit conversions (184 shares)	—	—	—	(24)	—	24	—
Stock-based compensation expense recognized in earnings	—	—	5,622	—	—	—	5,622
Purchase of treasury stock (92,745 shares)	—	—	—	—	—	(15,156)	(15,156)
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,668)	—	—	(1,668)
Cash dividends – common stock ($1.03 per share)	—	—	—	(64,956)	—	—	(64,956)
Balance at end of period	$145,452	$644	$1,116,533	$4,629,192	$(1,604,193)	$(313,467)	$3,974,161

September 30, 2025
Balance at beginning of period	$145,452	$644	$1,084,485	$4,119,886	$(1,140,472)	$(9,685)	$4,200,310
Net income	—	—	—	174,380	—	—	174,380
Other comprehensive income (loss), net of tax	—	—	—	—	216,052	—	216,052
Stock option exercises/stock unit conversions (30,794 shares)	—	—	—	(1,812)	—	3,737	1,925
Stock-based compensation expense recognized in earnings	—	—	4,270	—	—	—	4,270
Purchase of treasury stock (549,526 shares)	—	—	—	—	—	(69,785)	(69,785)
Cash dividends – Series B preferred stock (approximately $11.13 per share which is equivalent to approximately $0.28 per depositary share)	—	—	—	(1,668)	—	—	(1,668)
Cash dividends – common stock ($1.00 per share)	—	—	—	(64,702)	—	—	(64,702)
Balance at end of period	$145,452	$644	$1,088,755	$4,226,084	$(924,420)	$(75,733)	$4,460,782
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total
Nine months ended:
September 30, 2026
Balance at beginning of period	$145,452	$644	$1,100,327	$4,309,171	$(842,951)	$(139,607)	$4,573,036
Net income	—	—	—	523,255	—	—	523,255
Other comprehensive income (loss), net of tax	—	—	—	—	(761,242)	—	(761,242)
Stock unit conversions (35,695 shares)	—	—	—	(4,489)	—	4,489	—
Stock-based compensation expense recognized in earnings	—	—	16,206	—	—	—	16,206
Purchase of treasury stock (1,266,798 shares)	—	—	—	—	—	(178,349)	(178,349)
Cash dividends – Series B preferred stock (approximately $33.38 per share which is equivalent to approximately $0.83 per depositary share)	—	—	—	(5,006)	—	—	(5,006)
Cash dividends – common stock ($3.06 per share)	—	—	—	(193,739)	—	—	(193,739)
Balance at end of period	$145,452	$644	$1,116,533	$4,629,192	$(1,604,193)	$(313,467)	$3,974,161

September 30, 2025
Balance at beginning of period	$145,452	$644	$1,075,572	$3,951,482	$(1,252,004)	$(22,558)	$3,898,588
Net income	—	—	—	482,305	—	—	482,305
Other comprehensive income (loss), net of tax	—	—	—	—	327,584	—	327,584
Stock option exercises/stock unit conversions (171,672 shares)	—	—	—	(11,405)	—	19,286	7,881
Stock-based compensation expense recognized in earnings	—	—	13,183	—	—	—	13,183
Purchase of treasury stock (568,559 shares)	—	—	—	—	—	(72,461)	(72,461)
Cash dividends – Series B preferred stock (approximately $33.38 per share which is equivalent to approximately $0.83 per depositary share)	—	—	—	(5,006)	—	—	(5,006)
Cash dividends – common stock ($2.95 per share)	—	—	—	(191,292)	—	—	(191,292)
Balance at end of period	$145,452	$644	$1,088,755	$4,226,084	$(924,420)	$(75,733)	$4,460,782
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net income	$523,255	$482,305
Adjustments to reconcile net income to net cash from operating activities:
Credit loss expense	28,602	32,978
Deferred tax expense (benefit)	(7,124)	3,047
Accretion of loan discounts	(24,079)	(20,588)
Securities premium amortization (discount accretion), net	6,330	28,907
Net (gain) loss on securities transactions	7,512	14
Depreciation and amortization	67,479	65,969
Net (gain) loss on sale/write-down of assets/foreclosed assets	(8,276)	(2,294)
Stock-based compensation	16,206	13,183
Net tax benefit from stock-based compensation	404	1,816
Earnings on life insurance policies	(2,967)	(2,908)
Net change in:
Trading account securities	(8,320)	(2,336)
Lease right-of-use assets	20,156	18,227
Accrued interest receivable and other assets	(111,190)	69,262
Accrued interest payable and other liabilities	74,924	(594,338)
Net cash from operating activities	582,912	93,244
Investing Activities:
Securities held to maturity:
Purchases	—	(1,500)
Maturities, calls and principal repayments	66,111	77,501
Securities available for sale:
Purchases	(17,045,631)	(15,386,824)
Sales	27,916	41,207
Maturities, calls and principal repayments	14,976,788	13,903,659
Proceeds from sale of loans	9,373	14,119
Net change in loans	(1,777,853)	(712,382)
Benefits received on life insurance policies	2,326	1,777
Proceeds from sales of premises and equipment	8,856	44
Purchases of premises and equipment	(142,676)	(104,136)
Proceeds from sales of foreclosed assets	535	15,135
Net cash from investing activities	(3,874,255)	(2,151,400)
Financing Activities:
Net change in deposits	1,304,507	(205,596)
Net change in short-term borrowings	592,258	230,608
Proceeds from stock option exercises	—	7,881
Purchase of treasury stock	(178,349)	(72,461)
Cash dividends paid on preferred stock	(5,006)	(5,006)
Cash dividends paid on common stock	(193,739)	(191,292)
Net cash from financing activities	1,519,671	(235,866)
Net change in cash and cash equivalents	(1,771,672)	(2,294,022)
Cash and cash equivalents at beginning of period	8,874,055	10,234,258
Cash and cash equivalents at end of period	$7,102,383	$7,940,236

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
The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but, in the opinion of management, reflect all adjustments considered necessary for a fair presentation of our financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the SEC on February 5, 2026 (the “2025 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of results that may be expected for a full year or any future period.
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
Cash Flow Reporting. Additional cash flow information was as follows:

	Nine Months Ended September 30,
	2026	2025
Cash paid for:
Interest	$453,208	$528,395
U.S. federal income taxes, net of refunds received	103,500	93,000
State income/franchise taxes, net of refunds received	1,547	1,806
Significant non-cash transactions:
Unsettled securities transactions	89,056	12,011
Loans foreclosed and transferred to other real estate owned and foreclosed assets	2,685	659
Loans transferred to loans held for sale	9,421	—
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	10,526	12,751
Accounting Changes, Reclassifications and Restatements. Certain items in prior financial statements have been reclassified, where necessary, to conform to the current presentation.

Note 2 - Securities
Securities - Held to Maturity. A summary of the amortized cost, fair value and allowance for credit losses related to securities held to maturity as of September 30, 2026 and December 31, 2025, is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses	Net Carrying Amount
September 30, 2026
Residential mortgage-backed securities	$1,058,075	$—	$74,954	$983,121	$—	$1,058,075
States and political subdivisions	2,303,713	153	335,707	1,968,159	(500)	2,303,213
Other	1,500	—	2	1,498	—	1,500
Total	$3,363,288	$153	$410,663	$2,952,778	$(500)	$3,362,788
December 31, 2025
Residential mortgage-backed securities	$1,113,474	$5,952	$29,220	$1,090,206	$—	$1,113,474
States and political subdivisions	2,316,705	10,089	123,068	2,203,726	(500)	2,316,205
Other	1,500	—	1	1,499	—	1,500
Total	$3,431,679	$16,041	$152,289	$3,295,431	$(500)	$3,431,179
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. The carrying value of held-to-maturity securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law totaled $1.4 billion at September 30, 2026 and $1.4 billion at December 31, 2025. Accrued interest receivable on held-to-maturity securities totaled $19.3 million at September 30, 2026 and $37.2 million at December 31, 2025, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by States and political subdivisions and other securities as of September 30, 2026 and December 31, 2025:

	States and Political Subdivisions
	Not Guaranteed or Pre-Refunded	Guaranteed by the Texas PSF	Guaranteed by Third Party	Pre-Refunded	Total	Other Securities
September 30, 2026
Aaa/AAA	$303,459	$1,448,555	$6,126	$43,085	$1,801,225	$—
Aa/AA	484,086	—	13,580	—	497,666	—
A	4,822	—	—	—	4,822	—
Not rated	—	—	—	—	—	1,500
Total	$792,367	$1,448,555	$19,706	$43,085	$2,303,713	$1,500
December 31, 2025
Aaa/AAA	$300,477	$1,467,646	$6,140	$35,216	$1,809,479	$—
Aa/AA	488,778	—	13,579	—	502,357	—
A	4,869	—	—	—	4,869	—
Not rated	—	—	—	—	—	1,500
Total	$794,124	$1,467,646	$19,719	$35,216	$2,316,705	$1,500
The following table details activity in the allowance for credit losses on held-to-maturity securities during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$500	$310	$500	$310
Credit loss expense (benefit)	—	190	—	190
Ending balance	$500	$500	$500	$500

Securities - Available for Sale. A summary of the amortized cost, fair value and allowance for credit losses related to securities available for sale as of September 30, 2026 and December 31, 2025, is presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
September 30, 2026
U.S. Treasury	$2,564,377	$—	$180,863	$—	$2,383,514
Residential mortgage-backed securities	10,836,499	43	1,295,476	—	9,541,066
States and political subdivisions	5,662,848	641	531,694	—	5,131,795
Other	42,253	—	—	—	42,253
Total	$19,105,977	$684	$2,008,033	$—	$17,098,628
December 31, 2025
U.S. Treasury	$2,604,852	$22	$148,357	$—	$2,456,517
Residential mortgage-backed securities	8,818,139	54,668	751,013	—	8,121,794
States and political subdivisions	5,548,304	29,000	227,447	—	5,349,857
Other	42,428	—	—	—	42,428
Total	$17,013,723	$83,690	$1,126,817	$—	$15,970,596
All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. At September 30, 2026, all of the securities in our available for sale municipal bond portfolio were issued by the State of Texas or political subdivisions or agencies within the State of Texas, of which approximately 68.9% are either guaranteed by the Texas Permanent School Fund (“PSF”) or have been pre-refunded. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. The carrying value of available-for-sale securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law totaled $7.5 billion at September 30, 2026 and $6.6 billion at December 31, 2025. Accrued interest receivable on available-for-sale securities totaled $88.6 million at September 30, 2026 and $122.5 million at December 31, 2025, respectively, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
The table below summarizes, as of September 30, 2026, securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by type of security and length of time in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury	$538,419	$6,137	$1,845,095	$174,726	$2,383,514	$180,863
Residential mortgage-backed securities	5,856,558	267,168	3,676,684	1,028,308	9,533,242	1,295,476
States and political subdivisions	3,085,479	203,857	1,833,440	327,837	4,918,919	531,694
Total	$9,480,456	$477,162	$7,355,219	$1,530,871	$16,835,675	$2,008,033
As of September 30, 2026, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Contractual Maturities. The following table summarizes the maturity distribution schedule of securities held to maturity and securities available for sale as of September 30, 2026. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
Held To Maturity
Amortized Cost
Residential mortgage-backed securities	$—	$493,164	$11,203	$553,708	$1,058,075
States and political subdivisions	32,912	6,453	129,413	2,134,935	2,303,713
Other	1,500	—	—	—	1,500
Total	$34,412	$499,617	$140,616	$2,688,643	$3,363,288
Estimated Fair Value
Residential mortgage-backed securities	$—	$453,672	$9,101	$520,348	$983,121
States and political subdivisions	32,884	6,389	116,964	1,811,922	1,968,159
Other	1,498	—	—	—	1,498
Total	$34,382	$460,061	$126,065	$2,332,270	$2,952,778
Available For Sale
Amortized Cost
U.S. Treasury	$449,045	$1,938,321	$—	$177,011	$2,564,377
Residential mortgage-backed securities	15	10,029	1,766	10,824,689	10,836,499
States and political subdivisions	90,600	304,792	399,285	4,868,171	5,662,848
Other	—	—	—	—	42,253
Total	$539,660	$2,253,142	$401,051	$15,869,871	$19,105,977
Estimated Fair Value
U.S. Treasury	$447,555	$1,818,975	$—	$116,984	$2,383,514
Residential mortgage-backed securities	15	10,012	1,744	9,529,295	9,541,066
States and political subdivisions	90,509	293,508	352,005	4,395,773	5,131,795
Other	—	—	—	—	42,253
Total	$538,079	$2,122,495	$353,749	$14,042,052	$17,098,628
Sales of Securities. Sales of available for sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Proceeds from sales	$27,916	$2,651	$27,916	$41,207
Gross realized gains	—	—	—	43
Gross realized losses	(7,512)	—	(7,512)	(57)
Tax (expense) benefit of securities gains/losses	1,578	—	1,578	3
Premiums and Discounts. Premium amortization and discount accretion included in interest income on securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Premium amortization	$(11,212)	$(14,220)	$(36,563)	$(44,311)
Discount accretion	8,070	5,441	30,233	15,404
Net (premium amortization) discount accretion	$(3,142)	$(8,779)	$(6,330)	$(28,907)

Trading Account Securities. Trading account securities, at estimated fair value, were as follows:

	September 30, 2026	December 31, 2025
U.S. Treasury	$37,986	$36,650
States and political subdivisions	11,661	954
Total	$49,647	$37,604
Net gains and losses on trading account securities included in other non-interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net gain on sales transactions	$1,266	$1,323	$3,872	$4,111
Net mark-to-market gains (losses)	(766)	28	(778)	—
Net gain (loss) on trading account securities	$500	$1,351	$3,094	$4,111
Note 3 - Loans
Loans were as follows:

	September 30, 2026	December 31, 2025
Commercial and industrial	$6,467,069	$6,306,980
Energy:
Production	719,688	767,724
Service	343,258	252,295
Other	87,147	74,650
Total energy	1,150,093	1,094,669
Commercial real estate:
Owner occupied	4,402,147	3,987,913
Non-owner occupied	4,218,556	3,773,028
Construction and land	2,757,013	2,549,869
Total commercial real estate	11,377,716	10,310,810
Consumer real estate:
Home equity lines of credit	1,182,123	1,068,393
Home equity	1,063,114	1,035,971
1-4 family mortgage	965,676	594,825
Home improvement	850,700	874,148
Other	131,766	145,331
Total consumer real estate	4,193,379	3,718,668
Total real estate	15,571,095	14,029,478
Consumer and other	468,710	460,685
Total loans	$23,656,967	$21,891,812
Concentrations of Credit. Most of our lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston, and San Antonio, as well as other markets. The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans. As of September 30, 2026, there were no concentrations of loans related to any single industry in excess of 10% of total loans. At that date, the largest industry concentration was related to the energy industry, which totaled 4.9% of total loans. As of September 30, 2026, unfunded commitments to extend credit and standby letters of credit issued to customers in the energy industry totaled $1.3 billion and $81.4 million, respectively.
Foreign Loans. We have U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not material at September 30, 2026 or December 31, 2025.
Overdrafts. Deposit account overdrafts reported as loans totaled $31.4 million at September 30, 2026, including a $15.4 million overnight overdraft related to a correspondent bank that cleared the following day, and $13.8 million at December 31, 2025.

Related Party Loans. In the ordinary course of business, we have granted loans to certain directors, executive officers, and their affiliates (collectively referred to as “related parties”). Such loans totaled $303.4 million at September 30, 2026 and $316.1 million at December 31, 2025.
Accrued Interest Receivable. Accrued interest receivable on loans totaled $90.0 million at September 30, 2026 and $90.6 million at December 31, 2025, and is included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
Federal Home Loan Bank Blanket Pledge. We have executed a blanket pledge and security agreement with the Federal Home Loan Bank (“FHLB”) under which certain qualifying loans are pledged as collateral for any outstanding borrowings under the agreement. Loans pledged under the blanket agreement totaled $21.4 billion at September 30, 2026 and $19.6 billion at December 31, 2025, though no FHLB borrowings were outstanding as of these dates.
Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.
Non-accrual loans, segregated by class of loans, were as follows:

	September 30, 2026		December 31, 2025
	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance	Total Non-Accrual	Non-Accrual with No Credit Loss Allowance
Commercial and industrial	$20,688	$11,131	$50,659	$26,693
Energy	2,218	2,218	3,023	1,304
Commercial real estate:
Owner occupied	11,838	9,039	7,581	4,782
Non-owner occupied	4,453	4,453	465	465
Construction and land	19,356	5,372	1,874	202
Consumer real estate	4,959	4,673	6,615	4,486
Consumer and other	192	171	265	184
Total	$63,704	$37,057	$70,482	$38,116
The following table presents non-accrual loans as of September 30, 2026, by class and year of origination.

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$156	$344	$2,327	$8,381	$1,071	$2,125	$3,154	$3,130	$20,688
Energy	—	—	55	—	—	1,304	859	—	2,218
Commercial real estate:
Owner occupied	1,138	2,690	—	1,228	3,024	3,264	494	—	11,838
Non-owner occupied	—	—	—	3,790	99	123	—	441	4,453
Construction and land	—	1,517	2,712	1,142	—	934	12,427	624	19,356
Consumer real estate	—	432	174	286	—	43	361	3,663	4,959
Consumer and other	—	—	171	—	—	—	21	—	192
Total	$1,294	$4,983	$5,439	$14,827	$4,194	$7,793	$17,316	$7,858	$63,704
In the table above, loans reported as 2026 originations as of September 30, 2026 were primarily originated in years prior to 2026 and renewed during 2026. Had non-accrual loans performed in accordance with their original contractual terms, we would have recognized additional interest income, net of tax, of approximately $1.6 million and $3.8 million for the three and nine months ended September 30, 2026, and approximately $929 thousand and $3.6 million for the three and nine months ended September 30, 2025.

An age analysis of past due loans (including both accruing and non-accruing loans), segregated by class of loans, as of September 30, 2026, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and industrial	$39,663	$25,569	$65,232	$6,401,837	$6,467,069	$11,051
Energy	5,076	2,218	7,294	1,142,799	1,150,093	—
Commercial real estate:
Owner occupied	11,514	17,012	28,526	4,373,621	4,402,147	7,771
Non-owner occupied	9,766	59,439	69,205	4,149,351	4,218,556	55,347
Construction and land	5,065	17,874	22,939	2,734,074	2,757,013	1,834
Consumer real estate	26,679	11,845	38,524	4,154,855	4,193,379	7,271
Consumer and other	8,418	689	9,107	459,603	468,710	518
Total	$106,181	$134,646	$240,827	$23,416,140	$23,656,967	$83,792
Modifications to Borrowers Experiencing Financial Difficulty. From time to time, we may modify loans to borrowers experiencing financial difficulty. In some cases, these modifications may result in new loans. Such modifications may include principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination thereof, among other things. The following table presents the period-end balance of loans to borrowers experiencing financial difficulty that were modified during the nine months ended September 30, 2026 and September 30, 2025, segregated by type of modification, regardless of whether the modifications resulted in new loans. There were no commitments to lend additional funds to these borrowers at September 30, 2026.

	Payment Delay	Percent of Total Class of Loans
September 30, 2026
Commercial real estate:
Non-owner occupied	$54,939	1.3%
	$54,939	0.2
September 30, 2025
Commercial and industrial	$2,236	—%
Commercial real estate:
Construction and land	1,772	0.1
	$4,008	—
The financial effects of the loan modifications made to borrowers experiencing financial difficulty were not material during the nine months ended September 30, 2026 and 2025. The loan modifications reported in the table above did not materially impact our determination of the allowance for credit losses on loans during their respective reporting periods.

Information as of September 30, 2026 and September 30, 2025, related to loans modified (by type of modification) in the preceding twelve months, respectively, whereby the borrower was experiencing financial difficulty at the time of modification is set forth in the following table.

	September 30, 2026	September 30, 2025
	Payment Delay	Payment Delay
Past due in excess of 90 days or on non-accrual status at period-end:
Commercial and industrial	$—	$3,286
Commercial real estate:
Owner occupied	—	—
Non-owner occupied	54,939	—
Construction and land	—	1,772
	$54,939	$5,058
Charge-offs during the period:
Commercial and industrial	$—	$1,108
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
We utilize a risk grading matrix to assign a risk grade to each of our commercial loans. Loans are graded on a scale of 1 to 14. A description of the general characteristics of the 14 risk grades is set forth in our 2025 Form 10-K. We monitor portfolio credit quality by the weighted-average risk grade of each class of commercial loan. Individual relationship managers, under the oversight of credit administration, review updated financial information for all pass grade loans to reassess the risk grade on at least an annual basis. When a loan has a risk grade of 9, it is still considered a pass grade loan; however, it is considered to be on management’s “watch list,” and where a significant risk-modifying action is anticipated in the near term. When a loan has a risk grade of 10 or higher, a special assets officer monitors the loan on an on-going basis. The following table presents weighted-average risk grades for all commercial loans, by class and year of origination/renewal, as of September 30, 2026.

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Commercial and industrial
Risk grades 1-8	$1,396,162	$941,156	$426,448	$181,554	$193,805	$436,471	$2,383,498	$39,466	$5,998,560	6.18
Risk grade 9	43,651	26,519	24,017	4,189	1,839	31,967	46,199	7,052	185,433	9.00
Risk grade 10	12	440	17,889	1,165	1,864	315	144,847	9,311	175,843	10.00
Risk grade 11	6,463	8,469	5,949	19,195	5,027	18,020	13,639	9,783	86,545	11.00
Risk grade 12	37	240	2,055	7,654	854	2,097	560	1,512	15,009	12.00
Risk grade 13	119	104	272	727	217	28	2,594	1,618	5,679	13.00
	$1,446,444	$976,928	$476,630	$214,484	$203,606	$488,898	$2,591,337	$68,742	$6,467,069	6.45
W/A risk grade	6.54	5.87	7.22	7.74	7.13	5.96	6.36	8.58	6.45
Energy
Risk grades 1-8	$223,455	$82,517	$59,712	$6,614	$30,267	$24,535	$647,272	$7,323	$1,081,695	5.85
Risk grade 9	61	13,659	4,596	16	—	—	1,270	4,268	23,870	9.00
Risk grade 10	—	13,661	615	—	—	—	23,705	679	38,660	10.00
Risk grade 11	—	164	—	1,242	1,898	—	—	346	3,650	11.00
Risk grade 12	—	—	55	—	—	1,304	859	—	2,218	12.00
Risk grade 13	—	—	—	—	—	—	—	—	—	13.00
	$223,516	$110,001	$64,978	$7,872	$32,165	$25,839	$673,106	$12,616	$1,150,093	6.08
W/A risk grade	6.05	7.86	6.97	7.98	7.75	6.53	5.56	7.88	6.08

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	W/A Risk Grade
Commercial real estate:
Owner occupied
Risk grades 1-8	$898,321	$674,959	$413,702	$418,076	$538,966	$927,095	$29,302	$149,633	$4,050,054	6.84
Risk grade 9	10,438	48,295	9,402	15,291	18,264	38,993	645	12	141,340	9.00
Risk grade 10	737	1,837	4,177	13,838	56,225	7,185	—	—	83,999	10.00
Risk grade 11	1,985	2,082	3,127	27,510	44,369	32,377	—	3,466	114,916	11.00
Risk grade 12	1,016	2,190	—	1,228	3,024	3,264	494	—	11,216	12.00
Risk grade 13	122	500	—	—	—	—	—	—	622	13.00
	$912,619	$729,863	$430,408	$475,943	$660,848	$1,008,914	$30,441	$153,111	$4,402,147	7.09
W/A risk grade	7.03	7.08	6.94	7.36	7.50	7.15	6.50	4.91	7.09
Non-owner occupied
Risk grades 1-8	$1,069,424	$897,030	$512,378	$423,613	$344,047	$685,608	$100,880	$2,361	$4,035,341	7.01
Risk grade 9	2,682	9,312	6,883	32,806	565	4,687	100	—	57,035	9.00
Risk grade 10	1,442	—	—	2,655	—	433	—	—	4,530	10.00
Risk grade 11	2,000	2,914	4,961	442	60,195	42,738	3,947	—	117,197	11.00
Risk grade 12	—	—	—	3,790	99	123	—	441	4,453	12.00
Risk grade 13	—	—	—	—	—	—	—	—	—	13.00
	$1,075,548	$909,256	$524,222	$463,306	$404,906	$733,589	$104,927	$2,802	$4,218,556	7.16
W/A risk grade	7.01	7.17	7.04	7.49	7.71	7.05	6.27	7.92	7.16
Construction and land
Risk grades 1-8	$612,239	$814,317	$586,526	$123,440	$27,020	$19,150	$205,655	$5,646	$2,393,993	7.53
Risk grade 9	2,899	3,241	8,038	128,164	8,755	—	—	—	151,097	9.00
Risk grade 10	—	26,353	8,477	—	61,955	42,000	12,250	—	151,035	10.00
Risk grade 11	—	1,060	—	39,954	—	518	—	—	41,532	11.00
Risk grade 12	—	1,517	2,712	1,142	—	712	11,527	333	17,943	12.00
Risk grade 13	—	—	—	—	—	222	900	291	1,413	13.00
	$615,138	$846,488	$605,753	$292,700	$97,730	$62,602	$230,332	$6,270	$2,757,013	7.83
W/A risk grade	7.50	7.53	7.76	8.75	9.11	9.13	7.90	8.44	7.83
Total commercial real estate	$2,603,305	$2,485,607	$1,560,383	$1,231,949	$1,163,484	$1,805,105	$365,700	$162,183	$11,377,716	7.29
W/A risk grade	7.14	7.27	7.29	7.74	7.71	7.18	7.32	5.10	7.29
In the table above, certain loans are reported as 2026 originations and have risk grades of 11 or higher. These loans were primarily originated years prior to 2026 and renewed during 2026.

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
Information about the payment status of consumer loans, segregated by portfolio segment and year of origination, as of September 30, 2026, was as follows:

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer real estate:
Past due 30-89 days	$709	$1,044	$1,764	$2,874	$2,432	$3,825	$13,836	$195	$26,679
Past due 90 or more days	—	924	1,284	513	1,059	807	3,358	3,900	11,845
Total past due	709	1,968	3,048	3,387	3,491	4,632	17,194	4,095	38,524
Current loans	647,549	693,143	551,000	400,215	294,538	407,514	1,148,696	12,200	4,154,855
Total	$648,258	$695,111	$554,048	$403,602	$298,029	$412,146	$1,165,890	$16,295	$4,193,379
Consumer and other:
Past due 30-89 days	$3,484	$186	$134	$115	$72	$62	$3,362	$1,003	$8,418
Past due 90 or more days	304	3	5	—	—	11	98	268	689
Total past due	3,788	189	139	115	72	73	3,460	1,271	9,107
Current loans	65,307	27,875	7,809	5,291	2,585	2,486	329,560	18,690	459,603
Total	$69,095	$28,064	$7,948	$5,406	$2,657	$2,559	$333,020	$19,961	$468,710
Period-end balances for revolving loans that converted to term during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commercial and industrial	$6,182	$18,912	$17,771	$51,695
Energy	1,646	1,475	10,484	2,711
Commercial real estate:
Owner occupied	1,450	—	1,450	109,061
Non-owner occupied	—	374	117	374
Construction and land	—	—	—	—
Consumer real estate	2,497	1,179	5,899	2,406
Consumer and other	1,053	2,433	4,784	8,228
Total	$12,828	$24,373	$40,505	$174,475
In assessing the general economic conditions in the State of Texas, management monitors and tracks the Texas Leading Index (“TLI”), which is produced by the Federal Reserve Bank of Dallas. The TLI, the components of which are more fully described in our 2025 Form 10-K, totaled 129.0 at September 30, 2026 and 125.8 at December 31, 2025. A higher TLI value implies more favorable economic conditions.

Allowance For Credit Losses - Loans. The allowance for credit losses on loans is a contra‑asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents lifetime expected credit losses on loans, based on available information from internal and external sources that is relevant to assessing exposure to credit loss over the expected lives of the loans. Relevant information includes historical credit loss experience, current conditions, and reasonable and supportable forecasts over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Loans are evaluated collectively when they share similar risk characteristics and individually when they do not. Credit loss expense related to loans reflects the totality of actions taken on all loans for a particular period, including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Although management utilizes its best judgment and the information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, macroeconomic conditions, changes in interest rates, the accuracy of forecasted assumptions, and regulatory interpretations and supervisory assessments related to credit quality and asset classification. Our allowance methodology is more fully described in our 2025 Form 10-K.
The following table presents details of the allowance for credit losses on loans segregated by loan portfolio segment as of September 30, 2026 and December 31, 2025.

September 30, 2026	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Modeled expected credit losses	$47,901	$5,155	$18,657	$33,356	$5,943	$111,012
Q-Factor and other qualitative adjustments	35,739	2,891	126,940	1,167	4,558	171,295
Specific allocations	5,679	—	2,035	216	21	7,951
Total	$89,319	$8,046	$147,632	$34,739	$10,522	$290,258
December 31, 2025
Modeled expected credit losses	$56,114	$7,215	$17,018	$24,390	$5,315	$110,052
Q-Factor and other qualitative adjustments	25,706	3,648	116,857	610	5,350	152,171
Specific allocations	16,619	700	1,235	637	81	19,272
Total	$98,439	$11,563	$135,110	$25,637	$10,746	$281,495
The following table details activity in the allowance for credit losses on loans by portfolio segment for the three and nine months ended September 30, 2026 and 2025. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Three months ended:
September 30, 2026
Beginning balance	$91,420	$9,407	$142,505	$29,146	$11,234	$283,712
Credit loss expense (benefit)	(763)	(1,603)	5,126	7,460	4,690	14,910
Charge-offs	(2,585)	—	—	(2,195)	(8,538)	(13,318)
Recoveries	1,247	242	1	328	3,136	4,954
Net (charge-offs) recoveries	(1,338)	242	1	(1,867)	(5,402)	(8,364)
Ending balance	$89,319	$8,046	$147,632	$34,739	$10,522	$290,258

September 30, 2025
Beginning balance	$95,484	$10,389	$140,923	$21,707	$9,300	$277,803
Credit loss expense (benefit)	2,669	(2,343)	86	3,115	5,480	9,007
Charge-offs	(2,742)	—	—	(1,849)	(7,022)	(11,613)
Recoveries	1,256	353	6	386	3,023	5,024
Net (charge-offs) recoveries	(1,486)	353	6	(1,463)	(3,999)	(6,589)
Ending balance	$96,667	$8,399	$141,015	$23,359	$10,781	$280,221

	Commercial and Industrial	Energy	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Nine months ended:
September 30, 2026
Beginning balance	$98,439	$11,563	$135,110	$25,637	$10,746	$281,495
Credit loss expense (benefit)	(3,952)	(4,100)	14,616	13,800	12,031	32,395
Charge-offs	(8,638)	(17)	(2,103)	(5,871)	(21,634)	(38,263)
Recoveries	3,470	600	9	1,173	9,379	14,631
Net (charge-offs) recoveries	(5,168)	583	(2,094)	(4,698)	(12,255)	(23,632)
Ending balance	$89,319	$8,046	$147,632	$34,739	$10,522	$290,258
September 30, 2025
Beginning balance	$87,569	$9,992	$143,205	$19,106	$10,279	$270,151
Credit loss expense (benefit)	17,165	(2,428)	2,439	7,365	12,960	37,501
Charge-offs	(11,241)	(52)	(4,639)	(4,099)	(21,156)	(41,187)
Recoveries	3,174	887	10	987	8,698	13,756
Net (charge-offs) recoveries	(8,067)	835	(4,629)	(3,112)	(12,458)	(27,431)
Ending balance	$96,667	$8,399	$141,015	$23,359	$10,781	$280,221
The following table presents year-to-date gross charge-offs by year of origination as of September 30, 2026.

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial	$162	$738	$727	$880	$532	$187	$3,367	$2,045	$8,638
Energy	—	—	—	—	—	—	—	17	17
Commercial real estate:
Owner occupied	—	37	—	—	258	1,754	—	—	2,049
Non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	20	—	34	54
Consumer real estate	—	—	431	1,291	1,101	503	2,545	—	5,871
Consumer and other	15,343	3,837	152	20	54	10	1,616	602	21,634
Total	$15,505	$4,612	$1,310	$2,191	$1,945	$2,474	$7,528	$2,698	$38,263
In the table above, $15.3 million of the consumer and other loan charge-offs reported as 2026 originations and $3.7 million of the total reported as 2025 originations were related to deposit overdrafts.
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment, as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial and industrial	$18,129	$5,679	$48,456	$16,619
Energy	2,163	—	3,023	700
Commercial real estate:
Owner occupied	11,429	622	7,069	722
Non-owner occupied	4,231	—	466	—
Construction and land	19,357	1,413	1,672	513
Consumer real estate	3,949	216	6,140	637
Consumer and other	21	21	81	81
Total	$59,279	$7,951	$66,907	$19,272

Note 4 - Deposits
Deposits were as follows:

	September 30, 2026	December 31, 2025
Non-interest-bearing demand deposits	$14,546,225	$14,143,815
Interest-bearing deposits:
Savings and interest checking	9,888,997	10,457,328
Money market accounts	13,077,188	11,889,171
Time accounts	6,709,961	6,427,550
Total interest-bearing deposits	29,676,146	28,774,049
Total deposits	$44,222,371	$42,917,864
The table below presents additional information about our deposits. Public funds in excess of deposit insurance limits are included in the totals for deposits not covered by insurance; however, such deposits are generally fully collateralized by securities.

	September 30, 2026	December 31, 2025
Deposits from foreign sources (primarily Mexico)	$1,310,776	$1,265,896
Non-interest-bearing public funds deposits	427,857	662,354
Interest-bearing public funds deposits	544,547	768,726
Total deposits that are not covered by deposit insurance	23,485,329	22,286,545
Time deposits that are not covered by deposit insurance	3,215,443	2,877,253
Note 5 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies
Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, we enter into various transactions to meet the financing needs of our customers that, in accordance with generally accepted accounting principles in the United States, are not recognized in our consolidated balance sheets. As more fully discussed in our 2025 Form 10-K, these transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of amounts recognized in the consolidated balance sheets. We manage the credit risk associated with these commitments through credit approval and monitoring procedures.
Financial instruments with off-balance-sheet risk were as follows:

	September 30, 2026	December 31, 2025
Commitments to extend credit	$12,773,085	$12,473,653
Standby letters of credit	435,506	394,714
Deferred standby letter of credit fees	3,368	2,740
Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing lifetime expected credit losses over the contractual periods for which we are exposed to credit risk resulting from contractual obligations to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit, as presented in the table above. The allowance is determined based on available information from internal and external sources, including historical credit loss experience, current conditions, reasonable and supportable forecasts, and the probability that commitments will be funded over their contractual terms. Our allowance methodology is more fully described in our 2025 Form 10-K.
The following table presents activity in the allowance for credit losses on off-balance-sheet credit exposures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$50,325	$49,609	$51,298	$51,904
Credit loss expense (benefit)	(2,820)	(2,418)	(3,793)	(4,713)
Ending balance	$47,505	$47,191	$47,505	$47,191

Lease Commitments. We lease certain office facilities and office equipment under operating leases. The components of total lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of lease right-of-use assets	$9,256	$9,120	$27,654	$27,246
Short-term lease expense	624	154	1,735	727
Non-lease components (including taxes, insurance, common maintenance, etc.)	3,534	3,415	11,253	11,051
Total	$13,414	$12,689	$40,642	$39,024
Right-of-use lease assets totaled $249.5 million at September 30, 2026 and $259.2 million at December 31, 2025, and are reported as a component of premises and equipment on our accompanying consolidated balance sheets. The related lease liabilities totaled $286.1 million at September 30, 2026 and $296.4 million at December 31, 2025, and are reported as a component of accrued interest payable and other liabilities on our accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $9.6 million and $28.4 million during the three and nine months ended September 30, 2026, respectively, and $9.4 million and $27.8 million during the three and nine months ended September 30, 2025, respectively. There has been no material change in our expected future minimum lease payments since December 31, 2025. See the 2025 Form 10-K for information regarding these commitments.
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
Tier 1 capital includes CET1 and additional Tier 1 capital. For Cullen/Frost, additional Tier 1 capital included $145.5 million of 4.450% non-cumulative perpetual preferred stock at September 30, 2026 and December 31, 2025, the details of which are further discussed below. Frost Bank did not have any additional Tier 1 capital beyond CET1 at September 30, 2026 or December 31, 2025. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both Cullen/Frost and Frost Bank includes a permissible portion of the allowances for credit losses on securities, loans, and off-balance-sheet credit exposures. Tier 2 capital for Cullen/Frost also includes the permissible portion of qualified subordinated debt (which decreases 20.0% per year during the final five years of the term of the notes), which totaled $20.0 million at December 31, 2025, and trust preferred securities, which totaled $120.0 million at both September 30, 2026 and December 31, 2025. No portion of Cullen/Frost's subordinated notes were permitted as Tier 2 capital at September 30, 2026 as the notes were within one year of maturity.

The following table presents actual and required capital ratios as of September 30, 2026 and December 31, 2025, for Cullen/Frost and Frost Bank under the Basel III Capital Rules. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See the 2025 Form 10-K for a more detailed discussion of the Basel III Capital Rules.

	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Required to be Considered Well- Capitalized (1)
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2026
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$4,769,878	13.76%	$2,426,092	7.00%	N/A	N/A
Frost Bank	4,889,632	14.12	2,424,671	7.00	$2,251,480	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,915,330	14.18	2,945,969	8.50	2,079,508	6.00
Frost Bank	4,889,632	14.12	2,944,243	8.50	2,771,053	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	5,373,593	15.50	3,639,139	10.50	3,465,846	10.00
Frost Bank	5,227,895	15.09	3,637,007	10.50	3,463,816	10.00
Leverage Ratio
Cullen/Frost	4,915,330	8.98	2,189,509	4.00	N/A	N/A
Frost Bank	4,889,632	8.93	2,190,142	4.00	2,737,678	5.00

December 31, 2025
Common Equity Tier 1 to Risk-Weighted Assets
Cullen/Frost	$4,601,579	14.06%	$2,291,102	7.00%	N/A	N/A
Frost Bank	4,687,844	14.33	2,290,525	7.00	$2,126,916	6.50%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	4,747,031	14.50	2,782,053	8.50	1,963,802	6.00
Frost Bank	4,687,844	14.33	2,781,351	8.50	2,617,742	8.00
Total Capital to Risk-Weighted Assets
Cullen/Frost	5,220,324	15.95	3,436,653	10.50	3,273,003	10.00
Frost Bank	5,021,137	15.34	3,435,787	10.50	3,272,178	10.00
Leverage Ratio
Cullen/Frost	4,747,031	8.80	2,157,988	4.00	N/A	N/A
Frost Bank	4,687,844	8.69	2,158,485	4.00	2,698,106	5.00
____________________
(1)“Well-capitalized” minimum Common Equity Tier 1 to Risk-Weighted Assets and Leverage Ratio thresholds are defined under the prompt corrective action regulations for insured depository institutions and do not formally apply to bank holding companies.
As of September 30, 2026, capital levels at Cullen/Frost and Frost Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Based on the ratios presented above, capital levels as of September 30, 2026, at Cullen/Frost and Frost Bank exceed the minimum levels necessary to be considered “well-capitalized.”
Cullen/Frost and Frost Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for Frost Bank, the Federal Deposit Insurance Corporation (“FDIC”). Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2026, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.
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

Purchases of Equity Securities. From time to time, our board of directors has authorized stock repurchase plans. The purpose of such plans and the manner in which shares are repurchased are discussed in more detail in our 2025 Form 10-K. Most recently, on January 28, 2026, our board of directors authorized a $300.0 million stock repurchase program (the “2026 Repurchase Plan”), allowing us to repurchase shares of our common stock over a one-year period expiring on January 27, 2027. The 2026 Repurchase Plan was publicly announced in a current report on Form 8-K filed with the SEC on January 29, 2026.
Under the 2026 Repurchase Plan, we repurchased 1,255,408 shares at a total cost of $175.0 million (excluding applicable excise taxes) during the nine months ended September 30, 2026. We also repurchased 11,390 shares at a total cost of $1.6 million in connection with the vesting of certain share awards during the nine months ended September 30, 2026. Repurchases made in connection with the vesting of share awards are not associated with any publicly announced stock repurchase plan. Under a prior repurchase plan, we repurchased 549,228 shares at a total cost of $69.3 million (excluding applicable excise taxes) during the nine months ended September 30, 2025. We also repurchased 19,331 shares at a total cost of $2.7 million in connection with the vesting of certain share awards during the nine months ended September 30, 2025. Under the Basel III Capital Rules, Cullen/Frost may not repurchase or redeem any of its preferred stock or subordinated notes and, in some cases, its common stock without the prior approval of the Federal Reserve Board.
Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements, including to repurchase its common stock. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well-capitalized” status, at September 30, 2026, Frost Bank could pay aggregate dividends of up to $841.2 million to Cullen/Frost without prior regulatory approval.
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
During the first quarter of 2026, we entered into and designated a forward‑starting, pay-fixed, receive-variable interest rate swap as a fair value hedge under the portfolio layer method of ASC 815 to mitigate changes in the fair value of a designated hedged layer of a closed portfolio of $500.0 million of fixed-rate, available-for-sale municipal securities attributable solely to changes in the Secured Overnight Financing Rate (“SOFR”), the benchmark interest rate being hedged. Under this designation, changes in the fair value of the swap and the corresponding SOFR-related changes in the fair value of the hedged layer are recognized in interest income on tax-exempt securities, with basis adjustments recorded to the carrying amount of the hedged layer. The cumulative basis adjustments included in the hedged layer totaled $22.4 million at September 30, 2026. The hedge is intended to assist in managing the duration of our securities portfolio as its mix and maturity profile evolve over time. The swap has a notional amount of $500.0 million and a forward start date of January 1, 2028, at which time we will pay a fixed rate of approximately 3.53% and receive a floating rate indexed to SOFR. Changes in the fair value of the hedged layer not attributable to SOFR will continue to be recognized in other comprehensive income, net of tax, or in accordance with other applicable accounting guidance in the case of credit impairment.

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

	September 30, 2026		December 31, 2025
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedges of fair value:
Financial institution counterparties:
Securities interest rate swap - liabilities	500,000	$(204)	—	$—
Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan/lease interest rate swaps – assets	2,045,121	80,083	783,022	34,835
Loan/lease interest rate swaps – liabilities	215,572	(578)	1,341,227	(20,598)
Loan/lease interest rate caps – assets	286,977	5,127	251,075	3,230
Customer counterparties:
Loan/lease interest rate swaps – assets	215,572	578	1,341,227	20,598
Loan/lease interest rate swaps – liabilities	2,045,121	(80,083)	783,022	(34,835)
Loan/lease interest rate caps – liabilities	286,977	(5,130)	251,075	(3,232)
The weighted-average rates paid and received for active interest rate swaps outstanding at September 30, 2026, were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Non-hedging interest rate swaps – financial institution counterparties	5.30%	5.54%
Non-hedging interest rate swaps – customer counterparties	5.54	5.30
The weighted-average strike rate for outstanding interest rate caps was 4.10% at September 30, 2026.
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

		September 30, 2026		December 31, 2025
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Oil – assets	Barrels	$363	$1,026	7,842	$42,594
Oil – liabilities	Barrels	12,228	(147,660)	1,913	(968)
Natural gas – assets	MMBTUs	31,918	11,194	29,288	7,678
Natural gas – liabilities	MMBTUs	5,030	(443)	8,000	(938)
Customer counterparties:
Oil – assets	Barrels	12,240	149,492	1,928	1,091
Oil – liabilities	Barrels	351	(975)	7,828	(41,265)
Natural gas – assets	MMBTUs	5,030	472	8,000	1,001
Natural gas – liabilities	MMBTUs	31,918	(10,801)	29,288	(7,427)
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

		September 30, 2026		December 31, 2025
	Notional Currency	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Financial institution counterparties:
Forward and option contracts – assets	CNY	12,508	1	—	—
Forward and option contracts – liabilities	CNY	13,804	—	—	—
Customer counterparties:
Forward and option contracts – assets	CNY	26,312	38	—	—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fair value hedge of municipal securities:
Interest income on tax-exempt securities (net ineffective portion of hedge)	$(17)	$—	$(7)	$—
Non-hedging interest rate derivatives:
Other non-interest income	997	784	3,841	1,906
Other non-interest expense	—	(1)	—	(2)
Non-hedging commodity derivatives:
Other non-interest income	864	351	2,474	3,054
Non-hedging foreign currency derivatives:
Other non-interest income	38	—	42	55

Counterparty Credit Risk. At September 30, 2026, our credit exposure relating to outstanding derivative contracts with bank customers was approximately $142.5 million. This credit exposure is partly mitigated, as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. At September 30, 2026, after consideration of collateral pledged, we had $616 thousand in credit exposure relating to outstanding derivative contracts with upstream financial institution counterparties subject to master netting arrangements. Collateral positions are generally cleared on the next business day, and collateral levels for upstream financial institution counterparties are monitored and adjusted, as necessary. See Note 8 – Balance Sheet Offsetting and Repurchase Agreements for additional information regarding these master netting arrangements and related offsetting considerations. The aggregate fair value of securities we posted as collateral related to upstream financial institution counterparties derivative contracts was $6.7 million at September 30, 2026. At such date, we also had $84.3 million in cash collateral related to derivative contracts on deposit with other financial institution counterparties.
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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2026, is presented in the following tables.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
September 30, 2026
Financial assets:
Derivatives:
Interest rate contracts	$85,210	$—	$85,210
Commodity contracts	12,220	—	12,220
Foreign currency contracts	1	—	1
Total derivatives	97,431	—	97,431
Resell agreements	—	—	—
Total	$97,431	$—	$97,431
Financial liabilities:
Derivatives:
Interest rate contracts	$782	$—	$782
Commodity contracts	148,103	—	148,103
Total derivatives	148,885	—	148,885
Repurchase agreements	5,116,888	—	5,116,888
Total	$5,265,773	$—	$5,265,773

		Gross Amounts Not Offset
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
September 30, 2026
Financial assets:
Derivatives:
Counterparty H	$22,822	$(22,822)	$—	$—
Counterparty F	10,042	(10,042)	—	—
Counterparty B	8,773	(8,773)	—	—
Counterparty E	26,958	(754)	(25,990)	214
Other counterparties	28,836	(8,059)	(20,375)	402
Total derivatives	97,431	(50,450)	(46,365)	616
Resell agreements	—	—	—	—
Total	$97,431	$(50,450)	$(46,365)	$616
Financial liabilities:
Derivatives:
Counterparty H	$64,763	$(22,822)	$(39,120)	$2,821
Counterparty F	17,907	(10,042)	(6,704)	1,161
Counterparty B	29,708	(8,773)	(19,820)	1,115
Counterparty E	754	(754)	—	—
Other counterparties	35,753	(8,059)	(25,330)	2,364
Total derivatives	148,885	(50,450)	(90,974)	7,461
Repurchase agreements	5,116,888	—	(5,116,888)	—
Total	$5,265,773	$(50,450)	$(5,207,862)	$7,461
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
The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of September 30, 2026 and December 31, 2025, is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
September 30, 2026
Repurchase agreements:
U.S. Treasury	$1,657,387	$—	$—	$—	$1,657,387
Residential mortgage-backed securities	3,459,501	—	—	—	3,459,501
Total borrowings	$5,116,888	$—	$—	$—	$5,116,888
Gross amount of recognized liabilities for repurchase agreements					$5,116,888
Amounts related to agreements not included in offsetting disclosures above					$—

December 31, 2025
Repurchase agreements:
U.S. Treasury	$1,829,706	$—	$—	$—	$1,829,706
Residential mortgage-backed securities	2,696,149	—	—	—	2,696,149
Total borrowings	$4,525,855	$—	$—	$—	$4,525,855
Gross amount of recognized liabilities for repurchase agreements					$4,525,855
Amounts related to agreements not included in offsetting disclosures above					$—

Note 9 - Stock-Based Compensation
A combined summary of activity in our active stock plans is presented in the following table. Performance stock units outstanding are presented based on the maximum payout rate specified by the applicable performance criteria. As of September 30, 2026, 2,114,785 shares remained available for future awards.

	Deferred Stock Units Outstanding		Restricted Stock Units Outstanding		Performance Stock Units Outstanding
	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant	Number of Units	Weighted- Average Fair Value at Grant
Balance, January 1, 2026	61,539	$98.38	586,298	$111.39	219,512	$101.23
Granted	8,190	142.80	2,595	139.91	—	—
Vested	(6,553)	102.22	(2,298)	126.25	(26,844)	130.26
Forfeited	—	—	(8,839)	112.61	(25,683)	130.26
Balance, September 30, 2026	63,176	103.74	577,756	111.62	166,985	91.11
Shares issued in connection with stock compensation awards are issued from available treasury shares or, if treasury shares are unavailable, from authorized but unissued shares. Shares issued in connection with stock compensation awards and related information were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
New shares issued from available authorized shares	—	—	—	—
Shares issued from available treasury stock	184	30,794	35,695	171,672
Proceeds from stock option exercises	$—	$1,925	$—	$7,881
Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The service period for restricted stock units does not extend beyond the date a participant reaches age 65. Deferred stock units granted to non-employee directors generally vest immediately, and the related expense is fully recognized on the date of grant. For performance stock units, the service period generally corresponds to the three-year performance period specified in the award but does not extend beyond the date a participant reaches age 65. Expense recognized each period is based on our estimate of the number of shares that will ultimately be issued based on the achievement of the applicable performance criteria.
Stock-based compensation expense or benefit and the related income tax benefit are presented in the following table. The service period for performance stock units granted each year begins on January 1 of the following year.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units	$3,696	$3,139	$11,113	$10,357
Deferred stock units	—	—	1,169	1,020
Performance stock units	1,926	1,131	3,924	1,806
Total	$5,622	$4,270	$16,206	$13,183
Income tax benefit	$737	$647	$2,939	$3,226
Unrecognized stock-based compensation expense at September 30, 2026 is presented in the following table. Unrecognized stock-based compensation expense related to performance stock units is presented based on the maximum payout rate specified by the applicable performance criteria.

Restricted stock units	$17,822
Performance stock units	5,989
Total	$23,811

Note 10 - Earnings Per Common Share
Earnings per common share is computed using the two-class method as more fully described in our 2025 Form 10-K. The following table presents a reconciliation of net income available to common shareholders, net earnings allocated to common stock and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$180,209	$174,380	$523,255	$482,305
Less: Preferred stock dividends	1,668	1,668	5,006	5,006
Net income available to common shareholders	178,541	172,712	518,249	477,299
Less: Earnings allocated to participating securities	2,345	1,737	6,525	4,713
Net earnings allocated to common stock	$176,196	$170,975	$511,724	$472,586

Distributed earnings allocated to common stock	$63,977	$64,025	$191,116	$189,402
Undistributed earnings allocated to common stock	112,219	106,950	320,608	283,184
Net earnings allocated to common stock	$176,196	$170,975	$511,724	$472,586

Weighted-average shares outstanding for basic earnings per common share	62,117,196	64,080,473	62,554,196	64,211,247
Dilutive effect of stock compensation	—	40,042	—	54,999
Weighted-average shares outstanding for diluted earnings per common share	62,117,196	64,120,515	62,554,196	64,266,246
Note 11 - Defined Benefit Plans
The components of the combined net periodic expense (benefit) for our defined benefit pension plans are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected return on plan assets, net of expenses	$(2,488)	$(2,341)	$(7,463)	$(7,024)
Interest cost on projected benefit obligation	1,471	1,654	4,411	4,964
Net amortization and deferral	207	310	625	929
Net periodic expense (benefit)	$(810)	$(377)	$(2,427)	$(1,131)
Our non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the nine months ended September 30, 2026. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2026.

Note 12 - Income Taxes
Income tax expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Current income tax expense	$36,384	$26,564	$105,356	$88,371
Deferred income tax expense (benefit)	(2,054)	7,064	(7,124)	3,047
Income tax expense, as reported	$34,330	$33,628	$98,232	$91,418
Effective tax rate	16.0%	16.2%	15.8%	15.9%
We had a net deferred tax asset totaling $470.6 million at September 30, 2026 and $261.1 million at December 31, 2025. No valuation allowance for deferred tax assets was recorded as of either date, as management believes it is more likely than not that deferred tax assets will be realized through the reversal of existing deferred tax liabilities and the generation of projected future taxable income.
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

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(960,293)	$(201,662)	$(758,631)	$273,173	$57,366	$215,807
Change in net unrealized gain on securities transferred to held to maturity	—	—	—	—	—	—
Reclassification adjustment for net (gains) losses included in net income	7,512	1,578	5,934	—	—	—
Total securities available for sale and transferred securities	(952,781)	(200,084)	(752,697)	273,173	57,366	215,807
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	207	43	164	310	65	245
Total defined-benefit post-retirement benefit plans	207	43	164	310	65	245
Total other comprehensive income (loss)	$(952,574)	$(200,041)	$(752,533)	$273,483	$57,431	$216,052

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(971,734)	$(204,064)	$(767,670)	$414,242	$86,991	$327,251
Change in net unrealized gain on securities transferred to held to maturity	—	—	—	(521)	(109)	(412)
Reclassification adjustment for net (gains) losses included in net income	7,512	1,578	5,934	14	3	11
Total securities available for sale and transferred securities	(964,222)	(202,486)	(761,736)	413,735	86,885	326,850
Defined-benefit post-retirement benefit plans:
Reclassification adjustment for net amortization of actuarial gain/loss included in net income as a component of net periodic cost (benefit)	625	131	494	929	195	734
Total defined-benefit post-retirement benefit plans	625	131	494	929	195	734
Total other comprehensive income (loss)	$(963,597)	$(202,355)	$(761,242)	$414,664	$87,080	$327,584
Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance at January 1, 2026	$(824,069)	$(18,882)	$(842,951)
Other comprehensive income (loss) before reclassifications	(767,670)	—	(767,670)
Reclassification of amounts included in net income	5,934	494	6,428
Net other comprehensive income (loss) during period	(761,736)	494	(761,242)
Balance at September 30, 2026	$(1,585,805)	$(18,388)	$(1,604,193)

Balance at January 1, 2025	$(1,230,828)	$(21,176)	$(1,252,004)
Other comprehensive income (loss) before reclassifications	326,839	—	326,839
Reclassification of amounts included in net income	11	734	745
Net other comprehensive income (loss) during period	326,850	734	327,584
Balance at September 30, 2025	$(903,978)	$(20,442)	$(924,420)

Note 14 – Operating Segments
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Wealth Management, overlap a regional reporting structure. The regions are primarily based upon geographic location and include Austin, Dallas, Fort Worth, Gulf Coast (which includes Corpus Christi, Victoria and the Rio Grande Valley), Houston, Permian Basin, San Antonio, and Statewide. We are primarily managed based on the line of business structure. In that regard, all regions have the same lines of business, which have the same product and service offerings, have similar types and classes of customers, and utilize similar service delivery methods. Pricing guidelines for products and services are the same across all regions. The regional reporting structure is primarily a means to scale the lines of business to provide a local, community focus for customer relations and business development. See our 2025 Form 10-K for additional information about our operating segments and related accounting policies.
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

	Banking	Wealth Management	Non-Banks	Consolidated
Three months ended:
September 30, 2026
Interest income	$629,805	$1,973	$—	$631,778
Interest expense	160,910	77	2,924	163,911
Net interest income (expense)	468,895	1,896	(2,924)	467,867
Credit loss expense	12,090	—	—	12,090
Net interest income after credit loss expense	456,805	1,896	(2,924)	455,777
Non-interest income:
Trust and investment management fees	—	49,509	(37)	49,472
Service charges on deposit accounts	36,299	5	—	36,304
Insurance commissions and fees	15,838	—	—	15,838
Interchange and card transaction fees	6,843	—	—	6,843
Other charges, commissions and fees	7,890	6,021	—	13,911
Net gain (loss) on securities transactions	(7,512)	—	—	(7,512)
Other	19,958	1,078	70	21,106
Total non-interest income	79,316	56,613	33	135,962
Non-interest expense:
Salaries and wages	161,634	20,127	422	182,183
Employee benefits	30,344	3,279	26	33,649
Net occupancy	32,591	3,258	(1)	35,848
Technology, furniture and equipment	44,637	1,453	55	46,145
Deposit insurance	6,929	12	—	6,941
Other	55,397	16,200	837	72,434
Total non-interest expense	331,532	44,329	1,339	377,200
Income (loss) before income taxes	204,589	14,180	(4,230)	214,539
Income tax expense (benefit)	32,719	2,978	(1,367)	34,330
Net income (loss)	171,870	11,202	(2,863)	180,209
Preferred stock dividends	—	—	1,668	1,668
Net income (loss) available to common shareholders	$171,870	$11,202	$(4,531)	$178,541
Revenues from (expenses to) external customers	$548,211	$58,509	$(2,891)	$603,829
Average assets (in millions)	$54,024	$80	$11	$54,115

	Banking	Wealth Management	Non-Banks	Consolidated
Three months ended:
September 30, 2025
Interest income	$618,033	$2,072	$—	$620,105
Interest expense	175,279	104	3,104	178,487
Net interest income (expense)	442,754	1,968	(3,104)	441,618
Credit loss expense	6,779	—	—	6,779
Net interest income after credit loss expense	435,975	1,968	(3,104)	434,839
Non-interest income:
Trust and investment management fees	—	45,021	(175)	44,846
Service charges on deposit accounts	31,436	4	—	31,440
Insurance commissions and fees	15,424	—	—	15,424
Interchange and card transaction fees	5,547	—	—	5,547
Other charges, commissions and fees	8,356	6,374	—	14,730
Net gain (loss) on securities transactions	—	—	—	—
Other	11,941	1,662	57	13,660
Total non-interest income	72,704	53,061	(118)	125,647
Non-interest expense:
Salaries and wages	147,908	20,852	395	169,155
Employee benefits	31,151	3,289	25	34,465
Net occupancy	31,197	3,485	—	34,682
Technology, furniture and equipment	41,611	1,820	48	43,479
Deposit insurance	6,315	13	—	6,328
Other	50,120	13,775	474	64,369
Total non-interest expense	308,302	43,234	942	352,478
Income (loss) before income taxes	200,377	11,795	(4,164)	208,008
Income tax expense (benefit)	32,591	2,477	(1,440)	33,628
Net income (loss)	167,786	9,318	(2,724)	174,380
Preferred stock dividends	—	—	1,668	1,668
Net income (loss) available to common shareholders	$167,786	$9,318	$(4,392)	$172,712
Revenues from (expenses to) external customers	$515,458	$55,029	$(3,222)	$567,265
Average assets (in millions)	$51,828	$74	$9	$51,911

	Banking	Wealth Management	Non-Banks	Consolidated
Nine months ended:
September 30, 2026
Interest income	$1,799,074	$5,434	$—	$1,804,508
Interest expense	441,434	243	8,714	450,391
Net interest income (expense)	1,357,640	5,191	(8,714)	1,354,117
Credit loss expense	28,602	—	—	28,602
Net interest income after credit loss expense	1,329,038	5,191	(8,714)	1,325,515
Non-interest income:
Trust and investment management fees	—	145,322	(250)	145,072
Service charges on deposit accounts	102,623	15	—	102,638
Insurance commissions and fees	52,079	—	—	52,079
Interchange and card transaction fees	19,921	—	—	19,921
Other charges, commissions and fees	23,073	17,893	—	40,966
Net gain (loss) on securities transactions	(7,512)	—	—	(7,512)
Other	43,547	3,685	162	47,394
Total non-interest income	233,731	166,915	(88)	400,558
Non-interest expense:
Salaries and wages	458,478	61,585	1,265	521,328
Employee benefits	101,059	12,324	78	113,461
Net occupancy	94,653	11,172	(1)	105,824
Technology, furniture and equipment	125,637	4,589	157	130,383
Deposit insurance	20,417	32	—	20,449
Other	164,975	44,196	3,970	213,141
Total non-interest expense	965,219	133,898	5,469	1,104,586
Income (loss) before income taxes	597,550	38,208	(14,271)	621,487
Income tax expense (benefit)	94,729	8,024	(4,521)	98,232
Net income (loss)	502,821	30,184	(9,750)	523,255
Preferred stock dividends	—	—	5,006	5,006
Net income (loss) available to common shareholders	$502,821	$30,184	$(14,756)	$518,249
Revenues from (expenses to) external customers	$1,591,371	$172,106	$(8,802)	$1,754,675
Average assets (in millions)	$52,885	$80	$9	$52,974

	Banking	Wealth Management	Non-Banks	Consolidated
Nine months ended:
September 30, 2025
Interest income	$1,801,149	$6,031	$—	$1,807,180
Interest expense	510,129	292	9,317	519,738
Net interest income (expense)	1,291,020	5,739	(9,317)	1,287,442
Credit loss expense	32,978	—	—	32,978
Net interest income after credit loss expense	1,258,042	5,739	(9,317)	1,254,464
Non-interest income:
Trust and investment management fees	—	132,409	(963)	131,446
Service charges on deposit accounts	89,203	9	—	89,212
Insurance commissions and fees	50,322	—	—	50,322
Interchange and card transaction fees	16,568	—	—	16,568
Other charges, commissions and fees	23,793	18,490	—	42,283
Net gain (loss) on securities transactions	(14)	—	—	(14)
Other	32,328	4,613	173	37,114
Total non-interest income	212,200	155,521	(790)	366,931
Non-interest expense:
Salaries and wages	431,089	59,885	1,187	492,161
Employee benefits	97,733	11,640	75	109,448
Net occupancy	91,826	10,773	—	102,599
Technology, furniture and equipment	119,346	4,672	151	124,169
Deposit insurance	20,065	37	—	20,102
Other	155,360	39,829	4,004	199,193
Total non-interest expense	915,419	126,836	5,417	1,047,672
Income (loss) before income taxes	554,823	34,424	(15,524)	573,723
Income tax expense (benefit)	89,008	7,229	(4,819)	91,418
Net income (loss)	465,815	27,195	(10,705)	482,305
Preferred stock dividends	—	—	5,006	5,006
Net income (loss) available to common shareholders	$465,815	$27,195	$(15,711)	$477,299
Revenues from (expenses to) external customers	$1,503,220	$161,260	$(10,107)	$1,654,373
Average assets (in millions)	$51,265	$70	$9	$51,344

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
Financial Assets and Financial Liabilities. The tables below summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy of ASC Topic 820 utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2026
Securities available for sale:
U.S. Treasury	$2,383,514	$—	$—	$2,383,514
Residential mortgage-backed securities	—	9,541,066	—	9,541,066
States and political subdivisions	—	5,131,795	—	5,131,795
Other	—	42,253	—	42,253
Trading account securities:
U.S. Treasury	37,986	—	—	37,986
States and political subdivisions	—	11,661	—	11,661
Derivative assets:
Interest rate swaps, caps, and floors	—	85,788	—	85,788
Commodity swaps and options	—	162,184	—	162,184
Foreign currency forward contracts	—	39	—	39
Derivative liabilities:
Interest rate swaps, caps, and floors	—	85,995	—	85,995
Commodity swaps and options	—	159,879	—	159,879
December 31, 2025
Securities available for sale:
U.S. Treasury	$2,456,517	$—	$—	$2,456,517
Residential mortgage-backed securities	—	8,121,794	—	8,121,794
States and political subdivisions	—	5,349,857	—	5,349,857
Other	—	42,428	—	42,428
Trading account securities:
U.S. Treasury	36,650	—	—	36,650
States and political subdivisions	—	954	—	954
Derivative assets:
Interest rate swaps, caps, and floors	—	58,663	—	58,663
Commodity swaps and options	—	52,364	—	52,364
Derivative liabilities:
Interest rate swaps, caps, and floors	—	58,665	—	58,665
Commodity swaps and options	—	50,598	—	50,598
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

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Level 2	Level 3	Level 2	Level 3
Carrying value before allocations	$15,983	$5,630	$6,719	$11,078
Specific (allocations) reversals of prior allocations	(379)	(474)	(648)	(706)
Fair value	$15,604	$5,156	$6,071	$10,372
In June 2026, we transferred certain loans with an aggregate amortized cost of approximately $11.5 million from held-for-investment to held-for-sale in connection with a planned sale. Upon transfer, the loans were measured at the lower of amortized cost or fair value, resulting in charge-offs of $2.1 million to the allowance for credit losses on loans. Fair value was measured using Level 3 inputs under the fair value hierarchy of ASC Topic 820 and was based primarily on an independent broker valuation estimate. The loans were sold during the third quarter of 2026, resulting in a gain of $541 thousand.
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
The following table presents foreclosed assets that were remeasured and reported at fair value during the reported periods:

	Nine Months Ended September 30,
	2026	2025
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$2,685	$659
Charge-offs recognized in the allowance for credit losses on loans	(353)	—
Fair value	$2,332	$659
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$867	$—
Write-downs included in other non-interest expense	(212)	—
Fair value	$655	$—

Financial Instruments Reported at Amortized Cost. The estimated fair values of financial instruments that are reported at amortized cost in our consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy of ASC 820 utilized to measure fair value, were as follows:

	September 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$7,102,383	$7,102,383	$8,874,055	$8,874,055
Securities held to maturity	3,362,788	2,952,778	3,431,179	3,295,431
Accrued interest receivable	206,801	206,801	256,093	256,093
Level 3 inputs:
Loans, net	23,366,709	23,017,880	21,610,317	21,559,335
Financial liabilities:
Level 2 inputs:
Deposits	44,222,371	44,204,565	42,917,864	42,908,091
Federal funds purchased	20,000	20,000	18,775	18,775
Repurchase agreements	5,116,888	5,116,888	4,525,855	4,525,855
Junior subordinated deferrable interest debentures	123,285	123,712	123,242	123,712
Subordinated notes	99,922	99,666	99,804	100,053
Accrued interest payable	42,920	42,920	45,737	45,737
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
ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025‑05 provides all entities with a practical expedient when estimating expected credit losses on accounts receivable and contract assets arising from transactions under ASC 606, Revenue from Contracts with Customers. The practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts. ASU 2025-05 became effective for us in 2026 and did not have a material impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
Cullen/Frost Bankers, Inc.
The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2025, and the other information included in the 2025 Form 10-K. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or any future period.
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
In addition, ongoing geopolitical tensions, armed conflicts, regional instability, sanctions, cyber-related threats, and attacks affecting commercial shipping and critical infrastructure have increased geopolitical uncertainty and contributed to volatility in financial, energy, and commodity markets. Military conflict in the Middle East has disrupted energy markets and shipping routes, including through the Strait of Hormuz, while the ongoing Russia-Ukraine war and other geopolitical tensions continue to present risks to global economic and market conditions. Further escalation, including disruptions to shipping routes, energy supplies, critical infrastructure, or global supply chains, or expanded sanctions, trade restrictions, or cyber-related incidents, could adversely affect economic activity, inflation, market conditions, and borrower credit quality. These developments could also adversely affect our funding profile, liquidity, customer and counterparty credit quality, and the value of certain financial instruments and could have a material adverse effect on our business, financial condition, results of operations, and prospects. The timing, magnitude, duration, and geographic scope of these developments remain highly uncertain.
Furthermore, financial markets, international relations, and global supply chains continue to be affected by evolving trade policies and related legal, regulatory, and administrative developments. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act does not authorize the President to impose tariffs, invalidating tariffs previously imposed under that authority. The U.S. government subsequently implemented additional tariff measures under other statutory authorities, certain of which remain subject to legal challenges. Uncertainty regarding U.S. trade policy and the economic effects of tariffs and other trade restrictions could affect business confidence, capital investment, customer cash flows, supply chains, commodity prices, inflation, and market volatility. These developments could adversely affect the financial condition and operating performance of customers, particularly those in trade-sensitive industries, and increase our exposure to credit, market, liquidity, operational, compliance, and reputational risks. If these developments adversely affect borrower credit quality, market stability, or broader economic conditions, they could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Forward-looking statements speak only as of the date on which such statements are made. We do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.
Application of Critical Accounting Policies and Accounting Estimates
We follow accounting and reporting policies that conform, in all material respects, to accounting principles generally accepted in the United States (“U.S. GAAP”) and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base our estimates on historical experience, current information and other factors deemed relevant, actual results could differ from those estimates.
We consider an accounting estimate to be critical to our reported financial results if (i) the estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used in the current period, or changes in the estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements.
Our accounting policies related to the allowance for credit losses on loans and off-balance-sheet credit exposures are considered critical because they involve considerable judgment and estimation by management. The allowances are calculated in accordance with Accounting Standards Codification (“ASC”) Topic 326, “Financial Instruments - Credit Losses” (“ASC 326”). The allowance for credit losses on loans is a contra-asset valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The allowance for credit losses on off-balance-sheet credit exposures is a liability account reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets.

The amount of each allowance represents management’s best estimate of expected credit losses over the expected lives of the applicable financial instruments based on available information from internal and external sources that is relevant to assessing exposure to credit loss. Relevant information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides a starting point for estimating expected credit losses, adjustments may be made to reflect differences in current portfolio-specific risk characteristics, economic and environmental conditions or other relevant factors. Although management utilizes its best judgment and the information available, the ultimate adequacy of our allowances depends on a variety of factors, including portfolio performance, macroeconomic conditions, changes in interest rates, the accuracy of forecast assumptions and regulatory interpretations and supervisory assessments related to credit quality and asset classification.
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
Results of Operations
Net income available to common shareholders totaled $178.5 million, or $2.84 per diluted common share, and $518.2 million, or $8.19 per diluted common share, for the three and nine months ended September 30, 2026, respectively, compared to $172.7 million, or $2.67 per diluted common share, and $477.3 million, or $7.36 per diluted common share for the three and nine months ended September 30, 2025, respectively.
Selected data for the comparable periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Taxable-equivalent net interest income	$490,767	$463,667	$1,421,626	$1,350,630
Taxable-equivalent adjustment	22,900	22,049	67,509	63,188
Net interest income	467,867	441,618	1,354,117	1,287,442
Credit loss expense	12,090	6,779	28,602	32,978
Net interest income after credit loss expense	455,777	434,839	1,325,515	1,254,464
Non-interest income	135,962	125,647	400,558	366,931
Non-interest expense	377,200	352,478	1,104,586	1,047,672
Income before income taxes	214,539	208,008	621,487	573,723
Income taxes	34,330	33,628	98,232	91,418
Net income	180,209	174,380	523,255	482,305
Preferred stock dividends	1,668	1,668	5,006	5,006
Net income available to common shareholders	$178,541	$172,712	$518,249	$477,299
Earnings per common share – basic	$2.84	$2.67	$8.19	$7.36
Earnings per common share – diluted	2.84	2.67	8.19	7.36
Dividends per common share	1.03	1.00	3.06	2.95
Return on average assets	1.31%	1.32%	1.31%	1.24%
Return on average common equity	16.16	16.72	15.57	15.98
Average shareholders’ equity to average assets	8.37	8.17	8.67	8.06
Net income available to common shareholders increased $5.8 million, or 3.4%, and $41.0 million, or 8.6%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase for the three months ended September 30, 2026 was primarily attributable to a $26.2 million increase in net interest income and a $10.3 million increase in non-interest income, partially offset by increases of $24.7 million in non-interest expense, $5.3 million in credit loss expense, and $702 thousand in income tax expense. The increase for the nine months ended September 30, 2026 was primarily attributable to a $66.7 million increase in net interest income, a $33.6 million increase in non-interest income, and a $4.4 million decrease in credit loss expense, partially offset by increases of $56.9 million in non-interest expense and $6.8 million in income tax expense.
Additional information regarding the components of net income follows.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue, representing 77.2% of total revenue during the first nine months of 2026. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities affect net interest income and net interest margin.
The Federal Reserve influences general market interest rates, including deposit and loan rates offered by many financial institutions. As of September 30, 2026, approximately 40.4% of our loans had a fixed interest rate, while the remaining loans had floating interest rates that were primarily tied to the Secured Overnight Financing Rate (“SOFR”) (approximately 40.5%); the prime interest rate (approximately 18.0%); or the American Interbank Offered Rate (“AMERIBOR”) (approximately 1.1%). Certain other loans were tied to other indices; however, such loans did not represent a material portion of our loan portfolio as of September 30, 2026.
Select average market rates for the periods indicated are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Federal funds target rate upper bound	3.79%	4.46%	3.76%	4.49%
Effective federal funds rate	3.67	4.30	3.65	4.32
Interest on reserve balances at the Federal Reserve	3.69	4.36	3.66	4.39
Prime	6.79	7.47	6.76	7.49
AMERIBOR Term-30(1)	3.83	4.36	3.79	4.38
AMERIBOR Term-90(1)	3.99	4.35	3.91	4.41
1-Month Term SOFR(2)	3.73	4.29	3.68	4.31
3-Month Term SOFR(2)	3.82	4.20	3.72	4.26
____________________
(1)AMERIBOR Term-30 and AMERIBOR Term-90 are published by the American Financial Exchange.
(2)1-Month Term SOFR and 3-Month Term SOFR market data are the property of Chicago Mercantile Exchange, Inc., or its licensors as applicable. All rights reserved, or otherwise licensed by Chicago Mercantile Exchange, Inc.
As of September 30, 2026, the target range for the federal funds rate was 3.75% to 4.00%. In September 2026, the Federal Reserve released projections whereby the midpoint of the projected appropriate target range for the federal funds rate would rise to 4.1% by the end of 2026 and remain at that level through the end of 2027. While there can be no assurance that any increases or decreases in the federal funds rate will occur, these projections imply up to a 25 basis point increase in the federal funds rate during the remainder of 2026, with no net change in the federal funds rate in 2027.
We are primarily funded by core deposits, with non-interest-bearing demand deposits historically representing a significant source of funds. This lower-cost funding base generally benefits net interest income and net interest margin, particularly in rising or high interest rate environments. However, periods of higher interest rates may increase competition for deposits, including from new financial technology competitors, and provide customers with alternative investment options, which could adversely affect our access to and pricing of deposits. See Item 3. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for information about our sensitivity to changes in interest rates. Additional analysis of the components of our net interest margin is presented below.

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

	Quarter To Date			Quarter To Date
	September 30, 2026			September 30, 2025
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$5,830,409	$54,866	3.68%	$6,815,763	$75,914	4.36%
Federal funds sold	1,202	13	4.24	2,723	33	4.74
Resell agreements	2	—	—	9,650	113	4.58
Securities:
Taxable	14,083,142	139,961	3.68	13,305,618	125,977	3.48
Tax-exempt	7,157,551	90,202	4.93	6,906,894	82,476	4.60
Total securities	21,240,693	230,163	4.09	20,212,512	208,453	3.85
Loans, net of unearned discounts	23,377,943	369,636	6.27	21,451,733	357,641	6.61
Total Earning Assets and Average Rate Earned	50,450,249	654,678	5.03	48,492,381	642,154	5.11
Cash and due from banks	554,415			553,819
Allowance for credit losses on loans and securities	(285,618)			(281,009)
Premises and equipment, net	1,386,165			1,289,816
Accrued interest and other assets	2,009,399			1,855,641
Total Assets	$54,114,610			$51,910,648

Liabilities:
Non-interest-bearing demand deposits	14,360,456			13,839,072
Interest-bearing deposits:
Savings and interest checking	9,826,962	3,797	0.15	9,689,097	5,781	0.24
Money market deposit accounts	12,746,347	68,238	2.12	11,817,140	67,833	2.28
Time accounts	6,645,374	55,299	3.30	6,725,842	64,254	3.79
Total interest-bearing deposits	29,218,683	127,334	1.73	28,232,079	137,868	1.94
Total deposits	43,579,139		1.16	42,071,151		1.30
Federal funds purchased	58,486	550	3.68	29,233	324	4.34
Repurchase agreements	4,850,095	33,104	2.67	4,592,950	37,191	3.17
Junior subordinated deferrable interest debentures	123,280	1,759	5.71	123,222	1,940	6.30
Subordinated notes	99,907	1,164	4.69	99,751	1,164	4.69
Total Interest-Bearing Funds and Average Rate Paid	34,350,451	163,911	1.89	33,077,235	178,487	2.13
Accrued interest and other liabilities	874,547			751,158
Total Liabilities	49,585,454			47,667,465
Shareholders’ Equity	4,529,156			4,243,183
Total Liabilities and Shareholders’ Equity	$54,114,610			$51,910,648
Net interest income		$490,767			$463,667
Net interest spread			3.14%			2.98%
Net interest income to total average earning assets			3.78%			3.69%

	Year To Date			Year To Date
	September 30, 2026			September 30, 2025
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$6,126,939	$169,962	3.66%	$6,739,488	$224,149	4.39%
Federal funds sold	3,057	93	4.02	4,736	170	4.73
Resell agreements	2,760	85	4.06	14,012	488	4.60
Securities:
Taxable	13,477,268	383,005	3.53	13,320,003	372,360	3.42
Tax-exempt	7,108,439	262,797	4.84	6,682,301	232,253	4.48
Total securities	20,585,707	645,802	3.97	20,002,304	604,613	3.76
Loans, net of unearned discounts	22,675,095	1,056,075	6.23	21,103,347	1,040,948	6.59
Total Earning Assets and Average Rate Earned	49,393,558	1,872,017	4.94	47,863,887	1,870,368	5.06
Cash and due from banks	566,197			578,135
Allowance for credit losses on loans and securities	(285,474)			(276,488)
Premises and equipment, net	1,354,374			1,275,317
Accrued interest and other assets	1,945,685			1,903,294
Total Assets	$52,974,340			$51,344,145

Liabilities:
Non-interest-bearing demand deposits	14,112,197			13,808,687
Interest-bearing deposits:
Savings and interest checking	9,932,960	11,428	0.15	9,858,510	17,743	0.24
Money market deposit accounts	12,266,997	181,666	1.98	11,590,603	197,133	2.27
Time accounts	6,501,068	157,041	3.23	6,573,477	190,453	3.87
Total interest-bearing deposits	28,701,025	350,135	1.63	28,022,590	405,329	1.93
Total deposits	42,813,222		1.09	41,831,277		1.30
Federal funds purchased	35,800	994	3.66	24,346	806	4.37
Repurchase agreements	4,465,448	90,549	2.67	4,331,773	104,287	3.17
Junior subordinated deferrable interest debentures	123,265	5,221	5.59	123,208	5,824	6.23
Subordinated notes	99,868	3,492	4.69	99,712	3,492	4.69
Total Interest-Bearing Funds and Average Rate Paid	33,425,406	450,391	1.80	32,601,629	519,738	2.13
Accrued interest and other liabilities	841,497			795,315
Total Liabilities	48,379,100			47,205,631
Shareholders’ Equity	4,595,240			4,138,514
Total Liabilities and Shareholders’ Equity	$52,974,340			$51,344,145
Net interest income		$1,421,626			$1,350,630
Net interest spread			3.14%			2.93%
Net interest income to total average earning assets			3.76%			3.65%

The following table presents changes in taxable-equivalent net interest income attributable to changes in the average volumes and rates of earning assets and interest-bearing liabilities. Changes attributable to the combined effects of volume and rate have been allocated between the volume and rate components in proportion to the absolute amounts of the changes attributable to each component.

	Three Months Ended
	September 30, 2026 vs. September 30, 2025
	Increase (Decrease) Due to Change in
	Rate	Volume	Total
Interest-bearing deposits	$(10,923)	$(10,125)	$(21,048)
Federal funds sold	(3)	(17)	(20)
Resell agreements	(56)	(57)	(113)
Securities:
Taxable	7,325	6,659	13,984
Tax-exempt	6,073	1,653	7,726
Loans, net of unearned discounts	(18,817)	30,812	11,995
Total earning assets	(16,401)	28,925	12,524
Savings and interest checking	(2,071)	87	(1,984)
Money market deposit accounts	(4,804)	5,209	405
Time accounts	(8,197)	(758)	(8,955)
Federal funds purchased	(54)	280	226
Repurchase agreements	(6,024)	1,937	(4,087)
Junior subordinated deferrable interest debentures	(182)	1	(181)
Subordinated notes	—	—	—
Total interest-bearing liabilities	(21,332)	6,756	(14,576)
Net change	$4,931	$22,169	$27,100

	Nine Months Ended
	September 30, 2026 vs. September 30, 2025
	Increase (Decrease) Due to Change in
	Rate	Volume	Total
Interest-bearing deposits	$(35,037)	$(19,150)	$(54,187)
Federal funds sold	(23)	(54)	(77)
Resell agreements	(52)	(351)	(403)
Securities:
Taxable	12,280	(1,635)	10,645
Tax-exempt	19,164	11,380	30,544
Loans, net of unearned discounts	(59,339)	74,466	15,127
Total earning assets	(63,007)	64,656	1,649
Savings and interest checking	(6,453)	138	(6,315)
Money market deposit accounts	(26,427)	10,960	(15,467)
Time accounts	(31,325)	(2,087)	(33,412)
Federal funds purchased	(145)	333	188
Repurchase agreements	(16,806)	3,068	(13,738)
Junior subordinated deferrable interest debentures	(606)	3	(603)
Subordinated notes	—	—	—
Total interest-bearing liabilities	(81,762)	12,415	(69,347)
Net change	$18,755	$52,241	$70,996
Taxable-equivalent net interest income increased $27.1 million, or 5.8%, and $71.0 million, or 5.3%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025.
The increase in taxable-equivalent net interest income for the three months ended September 30, 2026 was primarily attributable to higher average loan volumes, lower average costs of interest-bearing deposit accounts and repurchase agreements, and higher average taxable-equivalent yields on and higher average volumes of taxable and tax-exempt securities. These favorable variances were partially offset by lower average yields on and lower average volumes of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), lower average yields on loans, and higher average volumes of interest-bearing deposit accounts and repurchase agreements, among other things.
The increase in taxable-equivalent net interest income for the nine months ended September 30, 2026 was primarily attributable to lower average costs of interest-bearing deposit accounts and repurchase agreements, higher average volumes of loans and tax-exempt securities, and higher average taxable-equivalent yields on taxable and tax-exempt securities. These favorable variances were partially offset by lower average yields on loans, lower average yields on and lower average volumes of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), and higher average volumes of interest-bearing deposit accounts and repurchase agreements, among other things.
As a result of these factors, taxable-equivalent net interest margin increased 9 basis points to 3.78% and 11 basis points to 3.76% for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025.
Average interest-earning assets increased $2.0 billion and $1.5 billion for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. For the three months ended September 30, 2026, the increase was primarily attributable to increases of $1.9 billion in average loans, $777.5 million in average taxable securities, and $250.7 million in average tax-exempt securities, partially offset by a $985.4 million decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), among other things. The average taxable-equivalent yield on interest-earning assets decreased 8 basis points to 5.03% for the three months ended September 30, 2026, compared to 5.11% for the same period in 2025.
For the nine months ended September 30, 2026, the increase in average interest-earning assets was primarily attributable to increases of $1.6 billion in average loans, $426.1 million in average tax-exempt securities, and $157.3 million in average taxable securities, partially offset by a $612.5 million decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), among other things. The average taxable-equivalent yield on interest-earning assets decreased 12 basis points to 4.94%, compared to 5.06% for the same period in 2025. Average taxable-equivalent yields on interest-earning assets were impacted by changes in market interest rates (as noted in the table above) and the volumes and relative mix of interest-earning assets.
The average taxable-equivalent yield on loans decreased 34 basis points to 6.27% and 36 basis points to 6.23% for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The decreases in average loan yields were impacted by lower market interest rates. Average loans increased $1.9 billion, or 9.0%, and $1.6 billion, or 7.4%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. Loans represented approximately 46.3% and 45.9% of average interest-earning assets for the three and nine months ended September 30, 2026, respectively, compared to 44.2% and 44.1% for the same respective periods in 2025. The increases in average loans were primarily related to the use of available funds to originate loans.
The average taxable-equivalent yield on securities increased 24 basis points to 4.09% and 21 basis points to 3.97% for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The average yield on taxable securities increased 20 basis points to 3.68% and 11 basis points to 3.53% for the three and nine months ended September 30, 2026, respectively. The average taxable-equivalent yield on tax-exempt securities increased 33 basis points to 4.93% and 36 basis points to 4.84% for the three and nine months ended September 30, 2026, respectively.
Tax-exempt securities represented approximately 33.7% and 34.5% of average securities for the three and nine months ended September 30, 2026, respectively, compared to 34.2% and 33.4% for the same respective periods in 2025. Average securities increased $1.0 billion, or 5.1%, and $583.4 million, or 2.9%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. Securities represented approximately 42.1% and 41.7% of average interest-earning assets for the three and nine months ended September 30, 2026, respectively, compared to 41.7% and 41.8% for the same respective periods in 2025.
Average interest-bearing deposits, primarily amounts held in an interest-bearing account at the Federal Reserve, decreased $985.4 million, or 14.5%, and $612.5 million, or 9.1%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. Interest-bearing deposits represented approximately 11.6% and 12.4% of average interest-earning assets for the three and nine months ended September 30, 2026, respectively, compared to 14.1% for both periods in 2025. The decreases in average interest-bearing deposits were primarily related to the reinvestment of amounts held in an interest-bearing account at the Federal Reserve into loans and securities. Average yields on interest-bearing deposits were 3.68% and 3.66% for the three and nine months ended September 30, 2026, respectively, compared to 4.36% and 4.39% for the same respective periods in 2025. The lower average yields were impacted by lower average interest rates paid on reserves held at the Federal Reserve.

The average rate paid on interest-bearing liabilities decreased 24 basis points to 1.89% and 33 basis points to 1.80% for the three and nine months ended September 30, 2026, respectively, compared to 2.13% for the same periods in 2025. Average deposits increased $1.5 billion, or 3.6%, and $981.9 million, or 2.3%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increases included increases in average interest-bearing deposits of $986.6 million and $678.4 million and increases in average non-interest-bearing deposits of $521.4 million and $303.5 million for the three and nine months ended September 30, 2026, respectively.
The ratio of average interest-bearing deposits to total average deposits was 67.0% for both the three and nine months ended September 30, 2026, compared to 67.1% and 67.0%, respectively, for the same periods in 2025. The average cost of deposits is primarily impacted by changes in market interest rates and the volume and relative mix of interest-bearing deposits. The average costs of interest-bearing deposits and total deposits were 1.73% and 1.16%, respectively, for the three months ended September 30, 2026, compared to 1.94% and 1.30%, respectively, for the same period in 2025, and were 1.63% and 1.09%, respectively, for the nine months ended September 30, 2026, compared to 1.93% and 1.30%, respectively, for the same period in 2025. The lower average costs of deposits in 2026 were impacted by lower interest rates paid on our interest-bearing deposit products as a result of lower market interest rates.
Net interest spread, which represents the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities, was 3.14% for both the three and nine months ended September 30, 2026, compared to 2.98% and 2.93%, respectively, for the same periods in 2025. Net interest spread and net interest margin will be impacted by future changes in short- and long-term interest rates; the competitive environment, including competition from new financial technology competitors; and the availability of alternative investment options. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report.
Our hedging policies permit the use of various derivative financial instruments, including interest rate swaps, swaptions, caps, and floors, to manage exposure to changes in interest rates. Details of our derivatives and hedging activities are set forth in Note 7 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements. Information regarding the impact of fluctuations in interest rates on our derivative financial instruments is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report.
Credit Loss Expense
Credit loss expense represents the amounts recognized to adjust the allowances for credit losses on various types of financial instruments, including loans, securities, and off-balance-sheet credit exposures, to levels that, in management’s best estimate, are appropriate to reflect lifetime expected credit losses on the respective financial instruments in accordance with ASC 326.
The components of credit loss expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Credit loss expense (benefit) related to:
Loans	$14,910	$9,007	$32,395	$37,501
Off-balance-sheet credit exposures	(2,820)	(2,418)	(3,793)	(4,713)
Securities held to maturity	—	190	—	190
Total	$12,090	$6,779	$28,602	$32,978
See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense for loans and off-balance-sheet credit exposures.
Non-Interest Income
Total non-interest income for the three and nine months ended September 30, 2026 increased $10.3 million, or 8.2%, and $33.6 million, or 9.2%, respectively, compared to the same periods in 2025. Changes in the components of non-interest income are discussed below.
Trust and Investment Management Fees. Trust and investment management fees increased $4.6 million, or 10.3%, for the three months ended September 30, 2026 and $13.6 million, or 10.4%, for the nine months ended September 30, 2026, compared to the same periods in 2025. Investment management fees, the most significant component of trust and investment management fees, represented approximately 82.1% and 81.4% of total trust and investment management fees during the first nine months of 2026 and 2025, respectively. The increases for the three and nine months ended September 30, 2026 were primarily attributable to increases in investment management fees (up $3.6 million and $12.1 million, respectively), reflecting higher average equity valuations on managed accounts and growth in the number of accounts, and oil and gas fees (up $1.6 million for each period). Investment management fees are generally based on the market value of assets within an account and are therefore sensitive to volatility in the equity and bond markets. The increase for the nine months ended September 30, 2026 also reflected the timing of certain court-approved fees associated with a large guardianship trust and a one-time $1.3 million administrative fee associated with a large trust account. The increases in oil and gas fees for the three and nine months ended September 30, 2026 were primarily attributable to higher oil prices and increases in one-time fees related to new lease bonuses.
At September 30, 2026, trust assets were primarily composed of equity securities (50.8% of assets), fixed income securities (28.2% of assets), alternative investments (8.6% of assets) and cash equivalents (6.8% of assets). The estimated fair value of these assets was $52.7 billion at September 30, 2026, including $27.9 billion and $24.8 billion of managed and custody assets, respectively, compared to $51.0 billion at December 31, 2025, including $26.7 billion and $24.3 billion of managed and custody assets, respectively, and $51.4 billion at September 30, 2025, including $26.5 billion and $24.8 billion of managed and custody assets, respectively.
Service Charges on Deposit Accounts. Service charges on deposit accounts increased $4.9 million, or 15.5%, and $13.4 million, or 15.0%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increases were primarily attributable to higher commercial service charges (up $2.3 million and $7.3 million, respectively) and overdraft charges on consumer accounts (up $1.8 million and $4.8 million, respectively) and commercial accounts (up $647 thousand and $1.1 million, respectively). Commercial service charges increased partly due to increased billable services on analyzed treasury management accounts and a lower average earnings credit rate on related deposits, which resulted in customers paying a greater portion of their services through fees rather than earnings credits. Higher service fees on non-analyzed accounts also contributed to the increases.
Overdraft charges totaled $18.2 million ($14.1 million consumer and $4.1 million commercial) and $50.5 million ($39.2 million consumer and $11.3 million commercial) for the three and nine months ended September 30, 2026, respectively, compared to $15.7 million ($12.3 million consumer and $3.4 million commercial) and $44.6 million ($34.4 million consumer and $10.2 million commercial) for the same periods in 2025, respectively. The increases were primarily attributable to higher volumes of fee-assessed overdrafts, partly due to growth in the number of accounts.
Insurance Commissions and Fees. Insurance commissions and fees increased $414 thousand, or 2.7%, and $1.8 million, or 3.5%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase for the three months ended September 30, 2026 was primarily attributable to higher property and casualty commissions (up $674 thousand) and contingent income (up $80 thousand), partly offset by lower life insurance commissions (down $208 thousand) and benefit plan commissions (down $132 thousand). The increase for the nine months ended September 30, 2026 was primarily attributable to higher benefit plan commissions (up $1.1 million), property and casualty commissions (up $764 thousand), and contingent income (up $633 thousand), partly offset by lower life insurance commissions (down $746 thousand). Higher property and casualty commissions primarily reflected increased commercial lines business volumes, partly offset by lower premiums and exposure rates within the existing customer base. Higher benefit plan commissions for the nine months ended September 30, 2026 primarily reflected increased business volumes and higher premiums and exposure rates within the existing customer base. Lower life insurance commissions primarily reflected decreased business volumes.
Contingent income totaled $241 thousand and $5.4 million for the three and nine months ended September 30, 2026, respectively, compared to $161 thousand and $4.8 million for the same respective periods in 2025. Contingent income primarily consists of amounts received from property and casualty insurance carriers related to portfolio growth and the loss performance of previously placed insurance policies. These performance-related payments are seasonal and are primarily received during the first quarter of each year. Performance-related contingent income totaled $4.1 million and $3.6 million for the nine months ended September 30, 2026 and 2025, respectively. Contingent income also includes amounts received from benefit plan insurance companies related to business volumes and the subsequent retention of such business. Benefit plan-related contingent income totaled $151 thousand and $1.3 million for the three and nine months ended September 30, 2026, respectively, compared to $103 thousand and $1.1 million for the same respective periods in 2025.
Interchange and Card Transaction Fees. Interchange fees, or “swipe” fees, are charges paid by merchants to card-issuing banks for processing electronic payment transactions. Interchange and card transaction fees consist of income from debit and credit card usage, point of sale income from PIN-based card transactions, and ATM service fees and are reported net of related network costs.

Net interchange and card transaction fees increased $1.3 million, or 23.4%, and $3.4 million, or 20.2%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increases were primarily attributable to higher card transaction volumes. A comparison of gross and net interchange and card transaction fees is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income from card transactions	$12,356	$10,876	$35,637	$32,037
ATM service fees	889	887	2,571	2,620
Gross interchange and card transaction fees	13,245	11,763	38,208	34,657
Network costs	6,402	6,216	18,287	18,089
Net interchange and card transaction fees	$6,843	$5,547	$19,921	$16,568
Federal Reserve rules applicable to financial institutions with assets of $10 billion or more generally limit debit card interchange fees to 21 cents per transaction plus 5 basis points of the transaction value, with an additional adjustment of up to 1 cent per transaction for issuers meeting certain fraud-prevention standards. The rules also require issuers to enable at least two unaffiliated networks for routing transactions on each debit or prepaid card product. In August 2025, the U.S. District Court for the District of North Dakota vacated the Federal Reserve's interchange fee rule but stayed its ruling pending appeal. The Federal Reserve appealed the decision, and the U.S. Court of Appeals for the Eighth Circuit heard oral arguments in May 2026. The existing interchange fee framework remains in effect while the appeal is pending. The ultimate resolution of this litigation could result in changes to the regulation of debit card interchange fees and could have a significant adverse effect on the fees banks may charge on debit card transactions.
In October 2023, the Federal Reserve issued a proposal that would reduce the maximum permissible interchange fee for an electronic debit transaction to 14.4 cents per transaction plus 4 basis points of the transaction value and increase the maximum fraud-prevention adjustment from 1.0 cent to 1.3 cents. The proposal would also provide for updates to the interchange fee cap every two years based on issuer cost data collected by the Federal Reserve. Had the proposed interchange fee cap been in effect during the reported periods, interchange and debit card transaction fees would have been approximately 30% lower. The comment period for this proposal ended in May 2024. As of September 30, 2026, the Federal Reserve had not adopted a final rule implementing the proposal. Accordingly, the extent to which any future changes to the interchange fee cap may affect our revenues cannot be determined at this time.
Other Charges, Commissions, and Fees. Other charges, commissions, and fees decreased $819 thousand, or 5.6%, and $1.3 million, or 3.1%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The decrease for the three months ended September 30, 2026 was primarily attributable to lower income from the placement of annuities and money market accounts (down $538 thousand and $154 thousand, respectively) and lower capital markets advisory fees (down $455 thousand), partly offset by higher income from the placement of mutual funds (up $412 thousand). The decrease for the nine months ended September 30, 2026 was primarily attributable to lower income from the placement of annuities and money market accounts (down $1.4 million and $377 thousand, respectively), capital markets advisory fees (down $599 thousand), and commitment fees on unused lines of credit (down $458 thousand), partly offset by higher income from the placement of mutual funds (up $1.1 million) and merchant service fees (up $599 thousand).
Net Gain/Loss on Securities Transactions. During the nine months ended September 30, 2026, we sold certain available-for-sale securities with amortized costs totaling $35.4 million and recognized a net loss of $7.5 million. These sales were primarily made to reinvest the proceeds at higher yields and shorten the duration of the securities portfolio. Approximately $18.6 million of the securities sold were related to a municipal tender offer. During the nine months ended September 30, 2025, we sold certain available-for-sale securities with amortized costs totaling $41.2 million and recognized a net loss of $14 thousand. These sales were primarily made in connection with a municipal tender offer.
Other Non-Interest Income. Other non-interest income for the three and nine months ended September 30, 2026 increased $7.4 million, or 54.5%, and $10.3 million, or 27.7%, respectively, compared to the same periods in 2025. The increase for the three months ended September 30, 2026 was primarily attributable to an $8.1 million increase in gains on the sale of foreclosed and other assets, including gains of $7.6 million on the sale of certain excess bank properties and $541 thousand on the sale of certain loans held for sale. Income from customer derivatives trading activities also increased $766 thousand. These increases were partly offset by decreases in income from customer securities trading activities (down $852 thousand), income from customer foreign exchange trading activities (down $290 thousand), and public finance underwriting fees (down $218 thousand).

The increase for the nine months ended September 30, 2026 was primarily attributable to a $6.0 million increase in gains on the sale of foreclosed and other assets and a $3.8 million increase in sundry and other miscellaneous income. The increase in gains on the sale of foreclosed and other assets primarily reflected the aforementioned gains on the sale of excess bank properties and loans held for sale, partially offset by a $2.5 million gain on the sale of a foreclosed real estate property during the same period in 2025. The increase in sundry and other miscellaneous income included a $2.7 million one-time fee associated with the termination of a customer lease recognized during the first quarter and a $2.2 million refund of certain tax credits associated with payroll taxes paid during the COVID-19 pandemic recognized during the second quarter, among other things. Income from customer derivatives trading activities also increased $1.3 million. These increases were partly offset by decreases in income from customer securities trading activities (down $1.0 million), income from customer foreign exchange trading activities (down $317 thousand), and public finance underwriting fees (down $302 thousand). Changes in customer trading-related income and public finance underwriting fees were primarily attributable to fluctuations in transaction volumes.
Non-Interest Expense
Total non-interest expense for the three and nine months ended September 30, 2026 increased $24.7 million, or 7.0%, and $56.9 million, or 5.4%, respectively, compared to the same periods in 2025. Changes in the components of non-interest expense are discussed below.
Salaries and Wages. Salaries and wages for the three and nine months ended September 30, 2026 increased $13.0 million, or 7.7%, and $29.2 million, or 5.9%, respectively, compared to the same periods in 2025. The increases were primarily attributable to annual merit and market-based salary increases and growth in the number of employees, driven in part by investments in organic expansion across various markets. Salaries and wages also increased, to a lesser extent, due to higher incentive compensation and stock-based compensation.
Employee Benefits. Employee benefits expense for the three and nine months ended September 30, 2026 decreased $816 thousand, or 2.4%, and increased $4.0 million, or 3.7%, respectively, compared to the same periods in 2025. The decrease for the three months ended September 30, 2026 was primarily attributable to a decrease in medical and dental benefits expense (down $737 thousand) and an increase in the net periodic pension benefit related to our defined benefit retirement and restoration plans (up $432 thousand). These items were partly offset by increases in payroll taxes (up $389 thousand) and 401(k) plan expense (up $324 thousand). The increase for the nine months ended September 30, 2026 was primarily attributable increases in medical and dental benefits expense (up $2.6 million), primarily due to higher claims and related costs; payroll taxes (up $1.7 million); and 401(k) plan expense (up $930 thousand). These increases were partly offset by an increase in the net periodic pension benefit related to our defined benefit retirement and restoration plans (up $1.3 million).
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
Net Occupancy. Net occupancy expense for the three and nine months ended September 30, 2026 increased $1.2 million, or 3.4%, and increased $3.2 million, or 3.1%, respectively, compared to the same periods in 2025. The increase for the three months ended September 30, 2026 was primarily attributable to increases in depreciation on buildings and leasehold improvements (up $878 thousand); repairs, maintenance and service contracts expense (up $590 thousand); and lease expense (up $275 thousand). These increases were partly offset by decreases in building insurance expense (down $395 thousand) and property tax expense (down $327 thousand). The increase for the nine months ended September 30, 2026 was primarily attributable to increases in depreciation on buildings and leasehold improvements (up $2.6 million); repairs, maintenance, and service contracts expense (up $653 thousand); and lease expense (up $638 thousand), as well as a decrease in rental income from tenants (down $627 thousand). These items were partly offset by decreases in building insurance expense (down $1.1 million) and property tax expense (down $440 thousand).
Technology, Furniture, and Equipment. Technology, furniture, and equipment expense for the three and nine months ended September 30, 2026 increased $2.7 million, or 6.1%, and $6.2 million, or 5.0%, respectively, compared to the same periods in 2025. The increases were primarily attributable to increases in cloud services expense (up $1.4 million and $4.2 million, respectively); equipment rental expense (up $450 thousand and $981 thousand, respectively); software maintenance expense (up $828 thousand and $925 thousand, respectively); service contracts expense (up $148 thousand and $771 thousand, respectively); and depreciation of furniture and fixtures (up $118 thousand and $421 thousand, respectively). These increases were partly offset by decreases in software amortization expense (down $399 thousand and $1.5 million, respectively).

Deposit Insurance. Deposit insurance expense totaled $6.9 million and $20.4 million for the three and nine months ended September 30, 2026, respectively, compared to $6.3 million and $20.1 million for the same periods in 2025. The increases were primarily attributable to a higher assessment base, partly offset by lower assessment rates.
Other Non-Interest Expense. Other non-interest expense or the three and nine months ended September 30, 2026 increased $8.1 million, or 12.5%, and $13.9 million, or 7.0%, respectively, compared to the same periods in 2025. The increase for the three months ended September 30, 2026 was primarily attributable to increases in advertising and promotions expense (up $6.4 million); professional services expense (up $889 thousand); fraud losses, primarily related to deposits (up $857 thousand); and research and platform fees (up $696 thousand), among other things. These increases were partly offset by decreases in sundry and other miscellaneous expense (down $2.2 million) and donations expense (down $583 thousand), among other things. The increase for the nine months ended September 30, 2026 was primarily attributable to increases in advertising and promotions expense (up $7.4 million); fraud losses, primarily related to deposits (up $5.3 million); research and platform fees (up $1.1 million); travel, meals, and entertainment expense (up $990 thousand); professional services expense (up $935 thousand); and amortization of deferred costs on loan commitments (up $933 thousand), among other things. These increases were partly offset by decreases in sundry and other miscellaneous expense (down $3.9 million) and donations expense (down $1.5 million), among other things.
Results of Segment Operations
We are managed under a matrix organizational structure whereby our two primary operating segments, Banking and Wealth Management, overlap a regional reporting structure. A third operating segment, Non-Banks, consists primarily of the parent holding company and certain other immaterial non-bank subsidiaries of the parent that have little or no activity. See Note 14 - Operating Segments in the accompanying notes to consolidated financial statements for a description of each segment, the methodologies used to measure segment financial performance, and summarized operating results by segment. Segment operating results are discussed in more detail below.
Banking
Net income for the three and nine months ended September 30, 2026 increased $4.1 million, or 2.4%, and $37.0 million, or 7.9%, respectively, compared to the same periods in 2025. The increase during the three months ended September 30, 2026 was primarily the result of a $26.1 million increase in net interest income and a $6.6 million increase in non-interest income, partly offset by a $23.2 million increase in non-interest expense, a $5.3 million increase in credit loss expense, and a $128 thousand increase in income tax expense. The increase during the nine months ended September 30, 2026 was primarily the result of a $66.6 million increase in net interest income, a $21.5 million increase in non-interest income, and a $4.4 million decrease in credit loss expense, partly offset by a $49.8 million increase in non-interest expense and a $5.7 million increase in income tax expense.
Net interest income for the three and nine months ended September 30, 2026 increased $26.1 million, or 5.9%, and $66.6 million, or 5.2%, respectively, compared to the same periods in 2025.
The increase during the three months ended September 30, 2026 was primarily attributable to higher average loan volumes, lower average costs of interest-bearing deposit accounts and repurchase agreements, and higher average taxable-equivalent yields on and higher average volumes of taxable and tax-exempt securities. These favorable variances were partially offset by lower average yields on and lower average volumes of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), lower average yields on loans, and higher average volumes of interest-bearing deposit accounts and repurchase agreements, among other things.
The increase during the nine months ended September 30, 2026 was primarily attributable to lower average costs of interest-bearing deposit accounts and repurchase agreements, higher average volumes of loans and tax-exempt securities, and higher average taxable-equivalent yields on taxable and tax-exempt securities. These favorable variances were partially offset by lower average yields on loans, lower average yields on and lower average volumes of interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), and higher average volumes of interest-bearing deposit accounts and repurchase agreements, among other things. See the analysis of net interest income included in the section captioned “Net Interest Income” elsewhere in this discussion.
Credit loss expense for the three and nine months ended September 30, 2026 totaled $12.1 million and $28.6 million, respectively, compared to $6.8 million and $33.0 million, respectively, for the same periods in 2025. See the sections captioned “Credit Loss Expense” and “Allowance for Credit Losses” elsewhere in this discussion for further analysis of credit loss expense related to loans and off-balance-sheet commitments.

Non-interest income for the three and nine months ended September 30, 2026 increased $6.6 million, or 9.1%, and $21.5 million, or 10.1%, respectively, compared to the same periods in 2025. The increases were primarily attributable to higher service charges on deposit accounts; other non-interest income; interchange and card transaction fees; and insurance commissions and fees, partly offset by higher net losses on securities transactions. The increases in service charges on deposit accounts were primarily attributable to higher commercial service charges and overdraft charges on consumer and commercial accounts. The increases in other non-interest income were primarily attributable to higher gains on the sale of foreclosed and other assets, sundry and other miscellaneous income, and income from customer derivative trading activities, partially offset by lower income from customer securities trading activities, income from customer foreign exchange trading activities, and public finance underwriting fees. The increases in interchange and card transaction fees were primarily attributable to higher card transaction volumes. The increase in insurance commissions and fees for the three months ended September 30, 2026 was primarily attributable to higher property and casualty commissions, primarily reflecting increased commercial lines business volumes, and contingent income, partially offset by lower life insurance and benefit plan commissions. The increase for the nine months ended September 30, 2026 was primarily attributable to higher benefit plan commissions, property and casualty commissions, and contingent income, partially offset by lower life insurance commissions. See the analysis of these categories of non-interest income in the section captioned “Non-Interest Income” elsewhere in this discussion.
Non-interest expense for the three and nine months ended September 30, 2026 increased $23.2 million, or 7.5%, and $49.8 million, or 5.4%, respectively, compared to the same periods in 2025. The increases during the three and nine months ended September 30, 2026 were primarily attributable to higher salaries and wages; other non-interest expense; technology, furniture, and equipment expense; and net occupancy expense. Employee benefits expense decreased during the three-month period, partially offsetting the increase, but increased during the nine-month period. The increases in salaries and wages were primarily attributable to annual merit and market-based salary increases and growth in the number of employees. Salaries and wages also increased, to a lesser extent, due to higher incentive compensation and stock-based compensation. The increases in other non-interest expense were primarily attributable to higher advertising and promotions expense; fraud losses, primarily related to deposits; travel, meals, and entertainment expense; amortization of deferred costs on loan commitments; bank card expense; and professional services expense, among other things, partially offset by lower sundry and other miscellaneous expense and donations expense, among other things. The increases in technology, furniture, and equipment expense were primarily attributable to higher cloud services expense; equipment rental expense; software maintenance expense; service contracts expense; and depreciation of furniture and fixtures, among other things, partially offset by lower software amortization expense. The increases in net occupancy expense were primarily attributable to higher depreciation on buildings and leasehold improvements; repairs, maintenance, and service contracts expense; and lease expense, partially offset by lower building insurance expense and property tax expense. The nine-month period was also negatively impacted by lower rental income from tenants. The decrease in employee benefits expense during the three months ended September 30, 2026 was primarily attributable to lower medical and dental benefits expense and a higher net periodic pension benefit related to our defined benefit retirement and restoration plans, partially offset by higher payroll taxes. The increase in employee benefits expense during the nine months ended September 30, 2026 was primarily attributable to higher medical and dental benefits expense, payroll taxes, and 401(k) plan expense, among other things, partly offset by a higher net periodic pension benefit related to our defined benefit retirement and restoration plans. See the analysis of these categories of non-interest expense in the section captioned “Non-Interest Expense” elsewhere in this discussion.
Wealth Management
Net income for the three and nine months ended September 30, 2026 increased $1.9 million, or 20.2%, and $3.0 million, or 11.0%, respectively, compared to the same periods in 2025. The increase during the three months ended September 30, 2026 was primarily the result of a $3.6 million increase in non-interest income, partly offset by a $1.1 million increase in non-interest expense, among other things. The increase during the nine months ended September 30, 2026 was primarily the result of an $11.4 million increase in non-interest income, partly offset by a $7.1 million increase in non-interest expense, among other things.
Non-interest income for the three and nine months ended September 30, 2026 increased $3.6 million, or 6.7%, and $11.4 million, or 7.3%, respectively, compared to the same periods in 2025. The increases during the three and nine months ended September 30, 2026 were primarily attributable to higher trust and investment management fees, partly offset by lower other non-interest income and lower other charges, commissions, and fees. The increases in trust and investment management fees during the three and nine months ended September 30, 2026 were primarily attributable to higher investment management fees, reflecting higher average equity valuations on managed accounts and growth in the number of accounts, and higher oil and gas fees. The increase for the nine months ended September 30, 2026 also reflected the timing of certain court-approved fees associated with a large guardianship trust and a one-time $1.3 million administrative fee associated with a large trust account. The decreases in other non-interest income were primarily attributable to lower sundry and other miscellaneous income. The decreases in other charges, commissions, and fees were primarily attributable to lower income from the placement of annuities and money market accounts, partly offset by higher income from the placement of mutual funds. See the analysis of these categories of non-interest income in the section captioned “Non-Interest Income” elsewhere in this discussion.
Non-interest expense for the three and nine months ended September 30, 2026 increased $1.1 million, or 2.5%, and $7.1 million, or 5.6%, respectively, compared to the same periods in 2025. The increase during the three months ended September 30, 2026 was primarily related to an increase in other non-interest expense, partly offset by decreases in salaries and wages and technology, furniture, and equipment expense, among other things. The increase during the nine months ended September 30, 2026 was primarily related to increases in other non-interest expense; salaries and wages; and employee benefits expense, among other things. The increases in other non-interest expense during the three and nine months ended September 30, 2026 were primarily attributable to increases in research and platform fees; sundry and other miscellaneous expense; and professional services expense, among other things. The decrease in salaries and wages during the three months ended September 30, 2026 was due in part to a restructuring of compensation and incentive plans, among other things. The increase in salaries and wages during the nine months ended September 30, 2026 was primarily related to annual merit and market-based salary increases and higher incentive compensation and commissions expense. The increase in employee benefits expense during the nine months ended September 30, 2026 was primarily attributable to higher medical and dental benefits expense, payroll taxes, and 401(k) plan expense. The decrease in technology, furniture, and equipment expense during the three months ended September 30, 2026 was primarily attributable to lower cloud services expense, software maintenance expense, and software amortization expense. See the analysis of these categories of non-interest expense in the section captioned “Non-Interest Expense” elsewhere in this discussion.
Non-Banks
The Non-Banks operating segment had a net loss of $2.9 million and $9.8 million during the three and nine months ended September 30, 2026, respectively, compared to a net loss of $2.7 million and $10.7 million during the same periods in 2025. The increase in the net loss during the three months ended September 30, 2026 was primarily attributable to higher professional services expense, partly offset by lower net interest expense resulting from lower average rates paid on long-term borrowings, among other things. The decrease in the net loss during the nine months ended September 30, 2026 was primarily attributable to lower net interest expense resulting from lower average rates paid on long-term borrowings, among other things.
Income Taxes
Income tax expense was $34.3 million and $98.2 million for the three and nine months ended September 30, 2026, respectively, compared to $33.6 million and $91.4 million for the same periods in 2025. The effective income tax rates were 16.0% and 15.8% for the three and nine months ended September 30, 2026, respectively, compared to 16.2% and 15.9% for the same periods in 2025. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% primarily due to tax-exempt income from securities, loans, and life insurance policies and, for 2025, the income tax effects associated with stock-based compensation, among other things, and the relative proportion of these items to pre-tax net income. The increases in income tax expense for the three and nine months ended September 30, 2026 were primarily attributable to increases in projected pre-tax net income. The decreases in the effective income tax rates for the three and nine months ended September 30, 2026 were primarily attributable to increases in projected tax-exempt interest from securities combined with decreases in projected non-deductible deposit interest expense.
Average Balance Sheet
Average assets totaled $53.0 billion for the nine months ended September 30, 2026, an increase of $1.6 billion, or 3.2%, compared to the same period in 2025. Average earning assets increased $1.5 billion, or 3.2%, compared to the same period in 2025. The increase in average earning assets was primarily attributable to increases of $1.6 billion in average loans, $426.1 million in average tax-exempt securities, and $157.3 million in average taxable securities, partially offset by a $612.5 million decrease in average interest-bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve), among other things. Average deposits increased $981.9 million, or 2.3%, compared to the same period in 2025, including increases of $678.4 million in average interest-bearing deposits and $303.5 million in average non-interest-bearing deposits. Average non-interest-bearing deposits represented 33.0% of average total deposits for both the nine months ended September 30, 2026 and 2025.

Loans
Details of our loan portfolio are presented in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report. Loans increased $1.8 billion, or 8.1%, from $21.9 billion at December 31, 2025 to $23.7 billion at September 30, 2026. The majority of our loan portfolio is comprised of commercial and industrial loans, energy loans, and real estate loans. Real estate loans include both commercial and consumer balances. Selected details related to our loan portfolio segments are presented below. Refer to our 2025 Form 10-K for a more detailed discussion of our loan origination and risk management processes.
Commercial and Industrial. Commercial and industrial loans increased $160.1 million, or 2.5%, to $6.5 billion at September 30, 2026, from $6.3 billion at December 31, 2025. Our commercial and industrial loans are a diverse group of loans to small, medium, and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to providing term financing for equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed, with collateral margins consistent with our loan policy guidelines. The commercial and industrial loan portfolio also includes commercial leases and purchased shared national credits ("SNC"s).
Energy. Energy loans include loans to entities and individuals engaged in various energy-related activities, including (i) the development and production of oil or natural gas, (ii) providing oil and gas field services, (iii) providing energy-related transportation services, (iv) providing equipment to support oil and gas drilling, (v) refining petrochemicals, or (vi) trading oil, gas, and related commodities. Energy loans increased $55.4 million, or 5.1%, to $1.2 billion at September 30, 2026, from $1.1 billion at December 31, 2025. Energy loans are our largest industry concentration, totaling approximately 4.9% and 5.0% of total loans at September 30, 2026 and December 31, 2025, respectively. The average loan size, the significance of the portfolio, and the specialized nature of the energy industry require a highly prescriptive underwriting policy. Exceptions to this policy are rarely granted. Due to the large borrowing requirements of this customer base, the energy loan portfolio includes participations and SNCs.
Purchased Shared National Credits. SNCs are loan participations purchased from upstream financial institutions and are generally larger than loans in our originated portfolio. Our purchased SNC portfolio totaled $829.3 million at September 30, 2026, a decrease of $46.4 million, or 5.3%, from $875.7 million at December 31, 2025. At September 30, 2026, approximately 30.9% of outstanding purchased SNCs were related to the construction industry, 21.1% to the real estate management industry, 11.2% to the financial services industry, and 11.0% to the energy industry. The remaining purchased SNCs were diversified among various other industries, with no other single industry representing more than 10% of the total purchased SNC portfolio. Almost all of the outstanding purchased SNC balance was included in the energy and commercial and industrial loan portfolios, with the remainder included in the real estate loan categories.
SNC participations are purchased in the ordinary course of business to meet the needs of our customers. As a matter of policy, we generally participate in SNCs only for companies headquartered in or with significant operations in our market areas. In addition, we generally require direct access to the company’s management and either an existing banking relationship or the expectation of expanding the relationship through other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and the development of the broader banking relationship.
Commercial Real Estate. Commercial real estate loans increased $1.1 billion, or 10.3%, to $11.4 billion at September 30, 2026, from $10.3 billion at December 31, 2025. Commercial real estate loans represented 73.1% and 73.5% of total real estate loans at September 30, 2026 and December 31, 2025, respectively. The majority of our commercial real estate loan portfolio consists of commercial real estate mortgages, which include both permanent and intermediate-term loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting processes applicable to both commercial and industrial loans and real estate loans. At September 30, 2026, approximately half of the outstanding principal balance of our commercial real estate loans (excluding construction and land) was secured by owner-occupied properties.
Consumer Real Estate and Other Consumer Loans. The consumer real estate loan portfolio increased $474.7 million, or 12.8%, to $4.2 billion at September 30, 2026, from $3.7 billion at December 31, 2025. Combined, home equity loans and lines of credit made up 53.5% and 56.6% of the consumer real estate loan total at September 30, 2026 and December 31, 2025, respectively. We offer home equity loans up to 80% of the estimated value of the borrower’s personal residence, less the outstanding balance of existing mortgages and home improvement loans. We also originate 1-4 family mortgage loans for portfolio investment purposes. Such loans increased $370.9 million, or 62.3%, to $965.7 million at September 30, 2026, from $594.8 million at December 31, 2025. Consumer and other loans increased $8.0 million, or 1.7%, to $468.7 million at September 30, 2026, from $460.7 million at December 31, 2025. The consumer and other loan portfolio primarily consists of unsecured revolving credit products, secured personal loans, motor vehicle loans, overdrafts, and other similar types of credit facilities.

Accruing Past Due Loans. Accruing past due loans are presented in the following table. Additional information is provided in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

		Accruing Loans 30-89 Days Past Due		Accruing Loans 90 or More Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
September 30, 2026
Commercial and industrial	$6,467,069	$39,480	0.61%	$11,051	0.17%	$50,531	0.78%
Energy	1,150,093	5,076	0.44	—	—	5,076	0.44
Commercial real estate:
Owner occupied	4,402,147	9,860	0.22	7,771	0.18	17,631	0.40
Non-owner occupied	4,218,556	9,527	0.23	55,347	1.31	64,874	1.54
Construction and land	2,757,013	1,749	0.06	1,834	0.07	3,583	0.13
Consumer real estate	4,193,379	26,679	0.64	7,271	0.17	33,950	0.81
Consumer and other	468,710	8,397	1.79	518	0.11	8,915	1.90
Total	$23,656,967	$100,768	0.43	$83,792	0.35	$184,560	0.78
December 31, 2025
Commercial and industrial	$6,306,980	$31,212	0.49%	$4,273	0.07%	$35,485	0.56%
Energy	1,094,669	19,480	1.78	—	—	19,480	1.78
Commercial real estate:
Owner occupied	3,987,913	17,074	0.43	3,465	0.09	20,539	0.52
Non-owner occupied	3,773,028	49,305	1.31	6,290	0.17	55,595	1.48
Construction and land	2,549,869	7,955	0.31	1,451	0.06	9,406	0.37
Consumer real estate	3,718,668	26,281	0.71	5,680	0.15	31,961	0.86
Consumer and other	460,685	5,024	1.09	512	0.11	5,536	1.20
Total	$21,891,812	$156,331	0.71	$21,671	0.10	$178,002	0.81
Accruing past-due loans at September 30, 2026 increased $6.6 million compared to December 31, 2025. The increase was primarily attributable to increases in past-due commercial and industrial loans (up $15.0 million), non-owner occupied commercial real estate loans (up $9.3 million), consumer and other loans (up $3.4 million), and consumer real estate loans (up $2.0 million), partially offset by decreases in past-due energy loans (down $14.4 million), construction and land loans (down $5.8 million), and owner occupied commercial real estate loans (down $2.9 million).
Non-Accrual Loans. Non-accrual loans are presented in the table below. Additional information is provided in Note 3 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.

	September 30, 2026			December 31, 2025
		Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Commercial and industrial	$6,467,069	$20,688	0.32%	$6,306,980	$50,659	0.80%
Energy	1,150,093	2,218	0.19	1,094,669	3,023	0.28
Commercial real estate:
Owner occupied	4,402,147	11,838	0.27	3,987,913	7,581	0.19
Non-owner occupied	4,218,556	4,453	0.11	3,773,028	465	0.01
Construction and land	2,757,013	19,356	0.70	2,549,869	1,874	0.07
Consumer real estate	4,193,379	4,959	0.12	3,718,668	6,615	0.18
Consumer and other	468,710	192	0.04	460,685	265	0.06
Total	$23,656,967	$63,704	0.27	$21,891,812	$70,482	0.32
Allowance for credit losses on loans		$290,258			$281,495
Ratio of allowance for credit losses on loans to non-accrual loans		455.64%			399.39%

Generally, loans are placed on non-accrual status when principal or interest becomes 90 days past due, when management determines that the collectibility of principal or interest is in doubt, or when otherwise required by regulatory guidelines. Upon placement on non-accrual status, accrued but uncollected interest is reversed and charged to current-period earnings. Subsequent cash receipts on non-accrual loans are generally applied to principal, and interest income is recognized only when the collection of principal is reasonably assured. Placement of a loan on non-accrual status does not necessarily preclude the ultimate collection of principal or interest.
Non-accrual loans decreased $6.8 million, from $70.5 million at December 31, 2025 to $63.7 million at September 30, 2026, primarily due to a decrease in non-accrual commercial and industrial loans, partially offset by increases in non-accrual commercial real estate loans across all classes. There were no non-accrual commercial and industrial loans in excess of $5.0 million at September 30, 2026. At December 31, 2025, non-accrual commercial and industrial loans included one credit relationship in excess of $5.0 million with an outstanding balance of $28.5 million. Principal payments during 2026 reduced the outstanding balance of this credit relationship to $2.8 million at September 30, 2026. There were no non-accrual energy loans in excess of $5.0 million at September 30, 2026 or December 31, 2025. At September 30, 2026, non-accrual commercial real estate - construction and land loans included one credit relationship in excess of $5.0 million with an outstanding balance of $12.4 million. There were no other non-accrual credit relationships in excess of $5.0 million within any commercial real estate loan class at September 30, 2026 or December 31, 2025.
Allowance for Credit Losses
In the case of loans and securities, allowances for credit losses are contra-asset valuation accounts, calculated in accordance with ASC 326, that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, and is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance represents management's best estimate of lifetime expected credit losses on the applicable financial instruments based on available information from internal and external sources that is relevant to assessing exposure to credit loss over the expected lives of the instruments. Relevant information includes historical credit loss experience, current conditions, and reasonable and supportable forecasts. While historical credit loss experience provides a starting point for estimating expected credit losses, adjustments may be made to reflect differences in current portfolio‑specific risk characteristics, economic and environmental conditions, or other relevant factors. Although management utilizes its best judgment and the information available, the ultimate adequacy of our allowances depends on a variety of factors beyond our control, including portfolio performance, macroeconomic conditions, changes in interest rates, the accuracy of forecast assumptions and regulatory interpretations and supervisory assessments related to credit quality and asset classification. Refer to our 2025 Form 10-K for additional information regarding our accounting policies related to credit losses.
Allowance for Credit Losses - Loans. The table below provides, as of the dates indicated, an allocation of the allowance for credit losses on loans by loan portfolio segment; however, the allocation of a portion of the allowance to one segment does not preclude its availability to absorb credit losses in other segments.

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
September 30, 2026
Commercial and industrial	$89,319	27.3%	$6,467,069	1.38%
Energy	8,046	4.9	1,150,093	0.70
Commercial real estate:
Owner occupied	45,507	18.6	4,402,147	1.03
Non-owner occupied	57,580	17.8	4,218,556	1.36
Construction and land	44,545	11.7	2,757,013	1.62
Consumer real estate	34,739	17.7	4,193,379	0.83
Consumer and other	10,522	2.0	468,710	2.24
Total	$290,258	100.0%	$23,656,967	1.23

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
December 31, 2025
Commercial and industrial	$98,439	28.8%	$6,306,980	1.56%
Energy	11,563	5.0	1,094,669	1.06
Commercial real estate:
Owner occupied	41,526	18.2	3,987,913	1.04
Non-owner occupied	52,054	17.2	3,773,028	1.38
Construction and land	41,530	11.7	2,549,869	1.63
Consumer real estate	25,637	17.0	3,718,668	0.69
Consumer and other	10,746	2.1	460,685	2.33
Total	$281,495	100.0%	$21,891,812	1.29
The allowance allocated to commercial and industrial loans totaled $89.3 million, or 1.38% of total commercial and industrial loans, at September 30, 2026, a decrease of $9.1 million, or 9.3%, from $98.4 million, or 1.56% of total commercial and industrial loans, at December 31, 2025. Q-Factor and other qualitative adjustments related to commercial and industrial loans increased $10.0 million, primarily due to an increase in the model overlay for the downside scenario, as further discussed below. Modeled expected credit losses decreased $8.2 million, partially due to improvements in certain macroeconomic variables that influence projected loss expectations. Specific allocations for commercial and industrial loans evaluated for expected credit losses on an individual basis decreased $10.9 million, from $16.6 million at December 31, 2025 to $5.7 million at September 30, 2026, primarily due to loan repayments and $2.3 million of charge-offs, partially offset by new specific allocations on newly assessed loans.
The allowance allocated to energy loans totaled $8.0 million, or 0.70% of total energy loans, at September 30, 2026, a decrease of $3.5 million, or 30.4%, from $11.6 million, or 1.06% of total energy loans, at December 31, 2025. The decrease was primarily due to lower modeled expected credit losses and a reduction in the credit concentrations overlay.
The allowance allocated to commercial real estate loans totaled $147.6 million, or 1.30% of total commercial real estate loans, at September 30, 2026, an increase of $12.5 million, or 9.3%, compared to $135.1 million, or 1.31% of total commercial real estate loans, at December 31, 2025. The increase was primarily related to a $10.1 million increase in Q-Factor and other qualitative adjustments, principally related to model overlays driven by growth in the portfolio, as well as increases of $1.6 million in modeled expected credit losses, and $800 thousand in specific allocations.
The following table presents additional information about the allowance allocated to commercial real estate loans at September 30, 2026 and December 31, 2025:

	Owner Occupied	Non-owner Occupied	Construction and Land	Total
September 30, 2026
Modeled expected credit losses	$12,039	$4,393	$2,225	$18,657
Q-Factor and other qualitative adjustments	32,846	53,187	40,907	126,940
Specific allocations	622	—	1,413	2,035
Total	$45,507	$57,580	$44,545	$147,632
Total loans	$4,402,147	$4,218,556	$2,757,013	$11,377,716
Ratio of allowance to loans in each category	1.03%	1.36%	1.62%	1.30%
December 31, 2025
Modeled expected credit losses	$11,635	$4,130	$1,253	$17,018
Q-Factor and other qualitative adjustments	29,169	47,924	39,764	116,857
Specific allocations	722	—	513	1,235
Total	$41,526	$52,054	$41,530	$135,110
Total loans	$3,987,913	$3,773,028	$2,549,869	$10,310,810
Ratio of allowance to loans in each category	1.04%	1.38%	1.63%	1.31%

The allowance allocated to consumer real estate loans totaled $34.7 million, or 0.83% of total consumer real estate loans, at September 30, 2026, an increase of $9.1 million, or 35.5%, from $25.6 million, or 0.69% of total consumer real estate loans, at December 31, 2025. The increase was primarily related to a $9.0 million increase in modeled expected credit losses, primarily attributable to portfolio growth and a change in an input assumption related to the probability of attrition, which reflects the likelihood that a loan will be paid off prior to maturity.
The allowance allocated to consumer loans totaled $10.5 million, or 2.24% of total consumer loans, at September 30, 2026, a decrease of $224 thousand, or 2.1%, from $10.7 million, or 2.33% of total consumer loans, at December 31, 2025. The decrease was primarily related to a $792 thousand decrease in Q-Factor and other qualitative adjustments, principally related to the consumer overlay, partially offset by a $628 thousand increase in modeled expected credit losses.
As more fully described in our 2025 Form 10-K, we measure expected credit losses over the expected life of each loan using a combination of models that estimate probability of default and loss given default, among other factors. Expected credit losses are influenced by loan- and borrower-specific attributes and certain macroeconomic variables. The models are adjusted to reflect current macroeconomic conditions and expected changes over a reasonable and supportable forecast period.
In estimating expected credit losses as of September 30, 2026, we utilized the Moody’s Analytics September 2026 Baseline Scenario (the “September 2026 Baseline Scenario”) to forecast the macroeconomic variables used in our models. The September 2026 Baseline Scenario represented Moody’s most likely forecast of the U.S. economy based on prevailing economic conditions. The September 2026 Baseline Scenario projections included, among other things, (i) U.S. Real Gross Domestic Product average annualized quarterly growth rates of 1.56% during the remainder of 2026 and 2.05% through the end of the forecast period in the third quarter of 2028; (ii) average annualized U.S. unemployment rates of 4.32% during the remainder of 2026 and 4.64% through the end of the forecast period in the third quarter of 2028; (iii) average annualized Texas unemployment rate of 4.23% during the remainder of 2026 and 4.30% through the end of the forecast period in the third quarter of 2028; (iv) projected average 10 year Treasury rate of 4.51% during the remainder of 2026 and 4.40% through the end of the forecast period in the third quarter of 2028; and (v) average oil price of $78.71 per barrel during the remainder of 2026 and $72.02 per barrel through the end of the forecast period in the third quarter of 2028.
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
The overall loan portfolio at September 30, 2026 increased $1.8 billion, or 8.1%, compared to December 31, 2025. The increase reflected growth across all portfolios, including increases of $1.1 billion, or 10.3%, in commercial real estate loans; $474.7 million, or 12.8%, in consumer real estate loans; $160.1 million, or 2.5%, in commercial and industrial loans; $55.4 million, or 5.1%, in energy loans; and $8.0 million, or 1.7%, in consumer and other loans.
The weighted average risk grade for commercial and industrial loans increased slightly to 6.45 at September 30, 2026, from 6.44 at December 31, 2025. The increase was primarily attributable to a higher weighted-average risk grade of pass-grade commercial and industrial loans, which increased to 6.18 at September 30, 2026 from 6.06 at December 31, 2025. This deterioration was partially offset by the effect of a $57.9 million decrease in classified commercial and industrial loans (risk grades of 11, 12 or 13). The weighted-average risk grade for energy loans decreased to 6.08 at September 30, 2026, compared to 6.16 at December 31, 2025. The improvement primarily reflected a decline in the weighted-average risk grade of pass-grade energy loans to 5.85 at September 30, 2026 from 5.86 at December 31, 2025, a $2.4 million reduction in classified energy loans, and a $13.7 million decrease in energy loans graded as “watch” (risk grade 9) and “special mention” (risk grade 10). The weighted average risk grade for commercial real estate loans remained unchanged at 7.29 at both September 30, 2026 and December 31, 2025. While the weighted-average risk grade of pass-grade commercial real estate loans increased slightly to 7.06 at September 30, 2026 from 7.05 at December 31, 2025, this was offset by the effect of a higher proportion of commercial real estate loans graded as “pass” relative to the proportion of commercial real estate loans in higher risk grades.
As discussed above, our credit loss models utilized the Moody's Analytics September 2026 Baseline Scenario to estimate expected credit losses as of September 30, 2026 and utilized the Moody’s Analytics December 2025 Baseline Scenario to estimate expected credit losses as of December 31, 2025. Model results were then qualitatively adjusted to reflect certain risk factors that are not captured within the modeling processes but are nonetheless relevant in assessing expected credit losses across our loan portfolios. These qualitative factor, or Q‑Factor, adjustments are discussed below.

Q‑Factor adjustments are based on management’s judgment and current assessment of risks related to, among other factors, changes in lending policies and procedures; economic and business conditions; loan portfolio composition and credit concentrations; and other external factors not already reflected in the modeling inputs, assumptions, or methodologies. Management evaluates the potential impact of these factors across a range of outcomes and applies an aggregate adjustment percentage to the modeled expected credit losses based on this assessment. As of September 30, 2026, modeled expected credit losses were increased by a weighted-average Q-Factor adjustment of approximately 3.7%, resulting in a $3.9 million total adjustment, compared to approximately 3.0% at December 31, 2025, which resulted in a $3.2 million total adjustment. In addition, as of September 30, 2026, management applied other qualitative adjustments, or management overlays, to address risks impacting certain categories of the loan portfolio that management believes are not fully reflected in the modeled results. Q‑Factor and other qualitative adjustments as of September 30, 2026 are presented in the table below.

	Q-Factor Adjustments	Commercial Real Estate Model Overlays	Office Building Overlays	Downside Scenario Overlay	Credit Concentration Overlays	Consumer Overlay	Total
Commercial and industrial	$1,677	$—	$—	$25,969	$8,093	$—	$35,739
Energy	155	—	—	—	2,736	—	2,891
Commercial real estate:
Owner occupied	547	31,435	—	—	864	—	32,846
Non-owner occupied	220	37,573	13,899	—	1,495	—	53,187
Construction and land	111	39,019	938	—	839	—	40,907
Consumer real estate	1,167	—	—	—	—	—	1,167
Consumer and other	58	—	—	—	—	4,500	4,558
Total	$3,935	$108,027	$14,837	$25,969	$14,027	$4,500	$171,295
Commercial real estate model overlays are qualitative adjustments designed to address risks not captured within our commercial real estate credit loss models. These adjustments are established based on minimum reserve ratios for our commercial real estate loan portfolios. For our commercial real estate - owner occupied loan portfolio, management determined that a minimum reserve ratio was appropriate to address the model’s oversensitivity to favorable changes in certain economic variables. Based on internal analysis and benchmarking against peer bank data, the modeled results are considered overly optimistic and do not appropriately capture downside risk. Accordingly, management determined that the forecasted loss rate for the owner occupied commercial real estate loan portfolio should more closely align with that of the commercial and industrial loan portfolio. For the commercial real estate - non‑owner occupied and construction and land loan portfolios, management determined that minimum reserve ratios were appropriate because the modeled results do not appropriately capture downside risk related to borrowers’ ability to access capital markets for the sale or refinancing of investor real estate and assets under construction. Management believes access to capital may remain impaired for an extended period, which could require borrowers to rely on secondary sources of liquidity and capital to support completed projects that could take longer to stabilize than originally underwritten. In addition, most non-owner occupied commercial real estate and construction loans are originated with floating interest rates. These borrowers continue to be adversely affected by elevated short-term interest rates. Longer-term interest rates have also increased, reflecting, in part, higher term and risk premiums at the long end of the yield curve.
Office building overlays are additional qualitative adjustments to our commercial real estate models designed to address longer-term concerns regarding the utilization of commercial office space and the potential adverse impact on the long-term performance of certain office properties within our commercial real estate loan portfolio. These adjustments are established based on minimum reserve ratios applied to loans within our commercial real estate - non-owner occupied and construction and land loan portfolios that have risk grades of 8 or worse. Loans with these risk grades were targeted for the overlays because they represent elevated credit risk and are more susceptible to adverse changes in property performance, collateral values, and capital market conditions, and therefore warrant additional qualitative consideration beyond the modeled results.
The downside scenario overlay is a qualitative adjustment applied to the commercial and industrial loan portfolio to address the risk of an economic downturn resulting from factors such as inflation; elevated interest rates; unemployment; changes or volatility in energy prices or energy markets; changes in financial markets; disruptions in global supply chains; geopolitical conflicts; acts of terrorism; and changes in trade policies, including tariffs and other trade measures. These factors are outside of management’s control but may adversely affect our customers, including their income levels and borrowing, repayment, and investment practices. To determine this qualitative adjustment, management utilizes an alternative, more pessimistic economic scenario to forecast the macroeconomic variables used in the credit loss models. As of September 30, 2026, management used the Moody’s Analytics S3 Alternative Scenario Downside - 90th Percentile. In modeling expected credit losses under this scenario, management also assumes that each non-classified loan within the modeled loan pools is downgraded by one risk grade. The resulting qualitative adjustment is based on the amount by which expected credit losses under the alternative scenario exceed those estimated using the primary scenario, adjusted based on management’s assessment of the probability that the downside economic scenario will occur.
Credit concentration overlays are qualitative adjustments based on statistical analysis designed to address concentrations in large credit relationships within the loan portfolio. Changes in loan portfolio concentrations over time can cause expected credit losses within the current portfolio to differ from historical loss experience. Because the allowance for credit losses reflects expected credit losses within the loan portfolio and such losses are uncertain as to their nature, timing, and amount, management believes that portfolio segments with higher concentration risk are more susceptible to significant credit losses. Accordingly, given the concentration of a significant portion of the loan portfolio in large credit relationships and our past experience with losses associated with large credit relationships, management applied the qualitative adjustments presented in the table above to address the increased risk that the deterioration of a large credit relationship could result in a significant credit loss.
The consumer overlay is a qualitative adjustment applied to the consumer and other loan portfolio to address risks associated with the concentration of unsecured loans and other risk factors within the portfolio. Unsecured consumer loans present an elevated risk of loss during periods of economic stress, as these loans lack a secondary source of repayment in the form of hard collateral. Management determines the overlay based on an analysis of historical charge-off trends within the consumer loan portfolio and the broader banking industry. Based on this analysis, management determined that it was appropriate to apply an additional qualitative adjustment to the modeled expected credit losses for the unsecured consumer loan portfolio.
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

	Credit Loss Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Three months ended:
September 30, 2026
Commercial and industrial	$(763)	$(1,338)	$6,410,816	(0.08)%
Energy	(1,603)	242	1,149,072	0.08
Commercial real estate:
Owner occupied	857	—	4,356,553	—
Non-owner occupied	3,802	1	4,141,100	—
Construction and land	467	—	2,726,727	—
Consumer real estate	7,460	(1,867)	4,140,667	(0.18)
Consumer and other	4,690	(5,402)	453,008	(4.73)
Total	$14,910	$(8,364)	$23,377,943	(0.14)

	Credit Loss Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
September 30, 2025
Commercial and industrial	$2,669	$(1,486)	$6,204,484	(0.10)%
Energy	(2,343)	353	1,287,431	0.11
Commercial real estate:
Owner occupied	86	6	3,818,036	—
Non-owner occupied	—	—	3,640,002	—
Construction and land	—	—	2,659,145	—
Consumer real estate	3,115	(1,463)	3,399,070	(0.17)
Consumer and other	5,480	(3,999)	443,565	(3.58)
Total	$9,007	$(6,589)	$21,451,733	(0.12)

Nine months ended:
September 30, 2026
Commercial and industrial	$(3,952)	$(5,168)	$6,331,409	(0.11)%
Energy	(4,100)	583	1,133,819	0.07
Commercial real estate:
Owner occupied	6,030	(2,049)	4,251,562	(0.06)
Non-owner occupied	5,517	9	3,993,850	—
Construction and land	3,069	(54)	2,536,636	—
Consumer real estate	13,800	(4,698)	3,970,876	(0.16)
Consumer and other	12,031	(12,255)	456,943	(3.59)
Total	$32,395	$(23,632)	$22,675,095	(0.14)
September 30, 2025
Commercial and industrial	$17,165	$(8,067)	$6,118,906	(0.18)%
Energy	(2,428)	835	1,220,374	0.09
Commercial real estate:
Owner occupied	2,713	(3)	3,806,204	—
Non-owner occupied	5,361	(4,629)	3,720,035	(0.17)
Construction and land	(5,635)	3	2,525,722	—
Consumer real estate	7,365	(3,112)	3,273,373	(0.13)
Consumer and other	12,960	(12,458)	438,733	(3.80)
Total	$37,501	$(27,431)	$21,103,347	(0.17)
We recorded a net credit loss expense related to loans of $32.4 million for the nine months ended September 30, 2026, compared to $37.5 million during the same period in 2025. Net credit loss expense or benefit for each portfolio segment represents the amount required to adjust the allowance for credit losses allocated to that segment to the level of expected credit losses determined under our allowance methodology, after giving effect to net charge-offs. Net credit loss expense for the first nine months of 2026 primarily reflected (i) growth in commercial real estate loans and related increases in model overlays; (ii) higher expected credit losses associated with consumer real estate loans; (iii) an increase in the downside scenario overlay reflecting increased risk of an economic downturn; and (iv) net charge-offs related to consumer and other loans (primarily overdrafts), commercial and industrial loans, consumer real estate loans, and commercial real estate owner-occupied loans.
The ratio of the allowance for credit losses on loans to total loans was 1.23% at September 30, 2026 compared to 1.29% at December 31, 2025. Management believes the allowance for credit losses on loans is appropriate based on its best estimate of expected credit losses in the existing loan portfolio. Changes in the factors considered in estimating expected credit losses could result in changes to the allowance for credit losses and future credit loss expense.

Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures totaled $47.5 million at September 30, 2026, compared to $51.3 million at December 31, 2025. The level of the allowance for credit losses on off-balance-sheet credit exposures is influenced by the volume of outstanding commitments, underlying risk grades, expected utilization of available commitments, and forecasted economic conditions impacting the loan portfolio. We recognized a net credit loss benefit related to off-balance-sheet credit exposures of $3.8 million during the nine months ended September 30, 2026, compared to a net credit loss benefit of $4.7 million during the same period in 2025. Our policies and methodology used for estimating the allowance for credit losses on off-balance-sheet credit exposures are further described in our 2025 Form 10-K.
Capital and Liquidity
Capital. Shareholders’ equity totaled $4.0 billion at September 30, 2026 and $4.6 billion at December 31, 2025. Sources of capital during the nine months ended September 30, 2026 included net income of $523.3 million and $16.2 million related to stock-based compensation. Uses of capital during the nine months ended September 30, 2026 included other comprehensive loss, net of tax, of $761.2 million, $198.7 million of dividends paid on preferred and common stock, and $178.3 million of treasury stock purchases.
The accumulated other comprehensive income (loss) component of shareholders’ equity totaled a net, after-tax, unrealized loss of $1.6 billion at September 30, 2026, compared to a net, after-tax, unrealized loss of $843.0 million at December 31, 2025. The increase in the net, after-tax, unrealized loss was primarily due to a $761.7 million net, after-tax, decrease in the fair value of securities available for sale.
Under the Basel III Capital Rules, we have elected to opt out of the requirement to include most components of accumulated other comprehensive income (loss) in regulatory capital. Accordingly, amounts reported in accumulated other comprehensive income (loss) generally do not increase or reduce regulatory capital and are excluded from the calculation of our regulatory capital ratios. Banking regulators utilize capital guidelines designed to measure capital and take into consideration the risks associated with both on-balance-sheet and off-balance-sheet exposures. See Note 6 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information regarding our regulatory capital requirements and ratios.
Details of dividends declared and paid are presented in the table below. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our capital stock is subject to certain legal and regulatory limitations. See Note 6 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information.

	2026		2025
	Dividends Per Share	Dividend Payout Ratio	Dividends Per Share	Dividend Payout Ratio
1st quarter	$1.00	37.8%	$0.95	41.3%
2nd quarter	1.03	38.0	1.00	41.8
3rd quarter	1.03	36.4	1.00	37.5
Year-to-date	$3.06	37.4	$2.95	40.1
In March 2026, the federal bank regulatory agencies proposed revisions to the standardized approach for calculating risk-weighted assets that would apply to Cullen/Frost and Frost Bank. The proposal would, among other things, revise the risk-based capital treatment of certain corporate, retail and residential mortgage exposures and mortgage servicing assets and make other changes to the calculation of risk-weighted assets. The comment period for the proposal ended in June 2026. Based on our preliminary assessment, the proposed changes would be expected to modestly reduce our total risk-weighted assets. Because the proposal has not been finalized and remains subject to change, its ultimate impact on our regulatory capital requirements cannot yet be determined.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans that provide us with flexibility to manage our capital levels, repurchase shares of our common stock when management determines such repurchases are appropriate and acquire shares to satisfy obligations related to stock compensation awards. See Note 6 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report and Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

Liquidity. As more fully discussed in our 2025 Form 10-K, we continuously monitor our liquidity position and adjust the balance between sources and uses of funds as appropriate. Liquidity risk management is an important component of our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows and funding needs that could result from economic disruptions, financial market volatility, unexpected credit events or other significant occurrences. These scenarios are incorporated into our contingency funding plan and assist us in identifying and planning for potential liquidity needs. Our principal source of funding has been customer deposits, supplemented by short-term and long-term borrowings, maturities of securities and cash flows from our loan and securities portfolios.
As of September 30, 2026, we had approximately $6.3 billion held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of September 30, 2026, based upon available, pledgeable collateral, our total borrowing capacity with the FHLB was approximately $7.6 billion. In addition, as of September 30, 2026, we had approximately $11.5 billion of unencumbered securities that could be pledged to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed. As of September 30, 2026, we are not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. Management also is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Since Cullen/Frost is a bank holding company and does not conduct banking operations, its primary sources of liquidity are dividends received from Frost Bank and borrowings from external sources. Banking laws and regulations may limit the amount of dividends that Frost Bank may pay to Cullen/Frost. See Note 6 - Capital and Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information regarding such dividends. As of September 30, 2026, Cullen/Frost had liquid assets totaling $260.4 million, primarily consisting of cash on deposit at Frost Bank.
Accounting Standards Updates
See Note 16 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for information regarding recently issued accounting pronouncements and their expected impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The disclosures set forth in this Item are qualified by, and should be read in conjunction with, the section captioned “Forward-Looking Statements and Factors That Could Affect Future Results” included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other cautionary statements included elsewhere in this report.
Refer to the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2025 Form 10-K. There has been no material change in the types of market risks to which we are exposed since December 31, 2025.
We use an earnings simulation model as our primary quantitative tool for measuring interest rate risk associated with changes in market interest rates. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months. The model measures the effect on net interest income relative to a flat-rate base-case scenario under hypothetical changes in interest rates over the same period. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of our existing and projected balance sheet. The effects of interest rate derivatives, including interest rate swaps, caps and floors, also are incorporated into the model. Other interest rate-related risks, including prepayment, basis and option risk, also are considered.
Our model simulations as of September 30, 2026 indicate that our projected balance sheet is less asset-sensitive than our projected balance sheet as of December 31, 2025. For modeling purposes, as of September 30, 2026, the model simulations projected that ratable increases in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 0.8% and 1.5%, respectively, relative to the flat-rate base case over the next 12 months. Ratable decreases in interest rates of 100 and 200 basis points were projected to result in negative variances in net interest income of 0.9% and 2.7%, respectively, relative to the flat-rate base case over the same period. For modeling purposes, as of December 31, 2025, the model simulations projected that ratable increases in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 1.5% and 3.0%, respectively, relative to the flat-rate base case over the next 12 months. Ratable decreases in interest rates of 100 and 200 basis points were projected to result in negative variances in net interest income of 1.3% and 3.4%, respectively, relative to the flat-rate base case over the same period.
We do not currently pay interest on a significant portion of our commercial demand deposits. Whether we pay interest on these deposits in the future would depend on a variety of factors, some of which are beyond our control. Our September 30, 2026 and December 31, 2025 model simulations did not assume the payment of interest on commercial demand deposits that were not already receiving an earnings credit. Based on our experience during prior interest rate cycles, management believes it is unlikely that we would pay interest on these deposits as interest rates increase.
As of September 30, 2026, the effects of a 200 basis point increase and a 200 basis point decrease in interest rates on our derivative holdings would not result in a material variance in our net interest income.
The effects of hypothetical fluctuations in interest rates on our securities classified as “trading” under ASC Topic 320, “Investments—Debt and Equity Securities,” are not material. Accordingly, separate quantitative disclosure is not presented.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
We are subject to various claims and legal proceedings arising in the ordinary course of business. Management does not expect the ultimate resolution of these matters to have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
There has been no material change in the risk factors disclosed under Item 1A. of our 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made or were made on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2026. Dollar amounts in thousands.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period(1)
July 1, 2026 to July 31, 2026	45	(2)	$156.86	—	$140,000
August 1, 2026 to August 31, 2026	47,580		161.92	47,580	132,296
September 1, 2026 to September 30, 2026	45,120		161.70	45,120	125,000
Total	92,745			92,700
(1)On January 28, 2026, Cullen/Frost announced that our board of directors authorized a $300.0 million stock repurchase program, allowing us to repurchase shares of our common stock over a one-year period expiring on January 27, 2027.
(2)Repurchases made in connection with the vesting of certain stock compensation awards.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Policies and Procedures. Our board of directors has adopted the Cullen/Frost Bankers, Inc. Insider Trading Policy, which governs the purchase, sale and other disposition of our securities by our directors, officers and employees and by Cullen/Frost. The policy is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations and applicable NYSE listing standards.
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

Cullen/Frost Bankers, Inc.
(Registrant)

Date:	October 29, 2026	By:	/s/ Daniel J. Geddes
Daniel J. Geddes
Group Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2026	By:	/s/ Matthew B. Henson
Matthew B. Henson
Executive Vice President
and Chief Accounting Officer
(Principal Accounting Officer)